Form 10-Q
period 2000-12-31
CITIZENS FIRST BANCORP INC
filed 2001-02-26
CIK 1127442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-32041


                          CITIZENS FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         38-3573582
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization                                              Identification No.)

525 Water Street, Port Huron, Michigan                                    48060
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (810) 987-8300
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]
                                          (2) Yes [ ]  No [X]

      The Issuer had no shares of common stock, par value $0.01 per share, outstanding as of February 26, 2001.

                          CITIZENS FIRST BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets as of
        December 31, 2000 and March 31, 2000.................................1

        Consolidated Statements of Income for the Three and Nine
        Months Ended December 31, 2000 and 1999 .............................2

        Consolidated Statements of Changes in Equity
        for the Nine Months Ended December 31, 2000 and 1999.................3

        Consolidated Statements of Cash Flows for the
        Nine Months Ended December 31, 2000 and 1999.........................4

        Notes to Consolidated Financial Statements...........................5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................5

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........11

PART II:    OTHER INFORMATION

Item 1. Legal Proceedings...................................................11
Item 2. Changes in Securities and Use of Proceeds...........................11
Item 3. Defaults Upon Senior Securities.....................................11
Item 4. Submission of Matters to a Vote of Security Holders.................12
Item 5. Other Information...................................................12
Item 6. Exhibits and Reports on Form 8-K....................................12

                          PART I. FINANCIAL INFORMATION

        Citizens First Bancorp, Inc. (the "Company") is a recently formed holding company, formed for the purpose of acquiring all of the common stock of Citizens First Savings Bank (the "Bank") concurrent with the Bank's conversion from the mutual to stock form of organization. At this time and until the conversion is complete, the Company is a noncapitalized shell corporation with no business activities. Accordingly, the financial statements which are set forth below reflect the operations of the Bank. Upon completion of its conversion, the Bank will become the wholly-owned subsidiary of the Company.

Item 1. Financial Statements.
        --------------------


                                 CITIZENS FIRST SAVINGS BANK AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS

                                                                                    UNAUDITED
                                                                                  AT DECEMBER 31,      AT MARCH 31,
                                                                                       2000               2000
                                                                                 ------------------  ----------------
                                                                                             (IN THOUSANDS)
Assets
Cash and cash equivalents:
   Cash and due from depository institutions...............................            $ 10,102          $  5,194
   Interest-bearing deposits in other depository institutions..............              25,058            34,788
   Federal funds sold......................................................                  --             5,200
                                                                                       --------          --------
      Total cash and cash equivalents......................................              35,160            45,182

   Securities available for sale...........................................              82,750            94,288
   Loans held for sale.....................................................               3,189             5,740
   Loans - Net.............................................................             658,440           568,503
   Federal Home Loan Bank Stock............................................               6,150             5,119
   Accrued interest receivable and other assets............................              16,266            13,270
   Premises and equipment - Net............................................               9,637             9,468
                                                                                       --------          --------
   Total assets............................................................            $811,592          $741,570
                                                                                       ========          ========
LIABILITIES
-----------
   Deposits:
      Noninterest-bearing..................................................            $ 18,528          $ 15,867
      Interest-bearing.....................................................             592,872           585,141
                                                                                       --------          --------
      Total deposits                                                                    611,400           601,008
                                                                                       --------          --------
   Federal Home Loan Bank advances.........................................             118,004            70,502
   Accrued interest and other liabilities..................................              12,107             6,801
                                                                                       --------          --------
      Total liabilities....................................................             741,511           678,311
                                                                                       --------          --------
EQUITY
------
   Retained earnings.......................................................              69,960          $ 63,419
   Accumulated other comprehensive income (loss)...........................                 121              (160)
                                                                                       --------          --------
      Total equity.........................................................              70,081            63,259
                                                                                       --------          --------
      Total liabilities and equity.........................................            $811,592          $741,570
                                                                                       ========          ========
See accompanying notes to unaudited consolidated financial statements.


                                 CITIZENS FIRST SAVINGS BANK AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        UNAUDITED                 UNAUDITED
                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       DECEMBER 31               DECEMBER 31
                                                                ------------------------- -------------------------
                                                                    2000         1999         2000         1999
                                                                ------------- ----------- ------------ ------------
                                                                                  (IN THOUSANDS)
INTEREST INCOME:
   Loans.......................................................    $13,294     $13,244      $38,436      $37,574
   Federal funds sold and other cash equivalents...............        200         104          861          317
   Securities:
      Tax-exempt...............................................        116          --          337           --
      Taxable..................................................      1,437         137        4,364          409
                                                                  --------   ---------     --------     --------
         Total interest income.................................     15,047      13,485       43,998       38,300

INTEREST EXPENSE
   Deposits....................................................      7,423       5,765       21,412       16,764
   FHLB advances...............................................      1,316       1,088        3,716        2,983
                                                                  --------   ---------     --------     --------
         Total interest expense................................      8,739       6,853       25,128       19,747
                                                                  --------   ---------     --------     --------
NET INTEREST INCOME - Before provision for loan losses.........      6,308       6,632       18,870       18,553

PROVISION FOR LOAN LOSSES......................................         86         (84)         192          (84)
                                                                  --------   ----------    --------     ---------
NET INTEREST INCOME............................................      6,222       6,716       18,678       18,637

NON-INTEREST INCOME (LOSS):
   Service charges and other fees..............................        367         331        1,233          980
   Mortgage banking activities.................................        300      (3,036)         768       (2,426)
   Gain on sale of securities..................................         --          --           89           --
   Other.......................................................         51         202          621          700
                                                                  --------   ---------     --------     --------
         Total noninterest income (loss).......................        718      (2,503)       2,711         (746)

NON-INTEREST EXPENSE:
   Compensation, payroll taxes and employee benefits...........      2,205       2,131        6,084        5,548
   Office occupancy and equipment..............................        800         748        2,419        2,113
   Deposit insurance premiums..................................         49          76          114          230
   Advertising and business promotion..........................        181         131          412          421
   Stationery, printing and supplies...........................        267         267          833          753
   Data processing.............................................        133         108          339          352
   Deposit statement preparation and collection................        159         118          436          338
   Professional fees...........................................         79         173          212          447
   State of Michigan taxes.....................................         82           6          223          146
   Contributions...............................................         --          --           --          140
   Appraisal fee...............................................        114         121          326          386
   Other.......................................................         32         375        1,040        1,001
                                                                  --------   ---------     --------     --------
         Total noninterest expense.............................      4,101       4,254       12,438       11,875
                                                                  --------   ---------     --------     --------

INCOME - Before federal income tax expense.....................      2,839         (41)       8,951        6,016

FEDERAL INCOME TAX EXPENSE.....................................        427           1        2,410        1,986
                                                                  --------   ---------     --------     --------

NET INCOME.....................................................   $  2,412   $     (42)    $  6,541     $  4,030
                                                                  ========   ==========    ========     ========

See accompanying notes to unaudited consolidated financial statements.



                                   CITIZENS FIRST SAVINGS BANK AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                                    UNAUDITED
                                                 (IN THOUSANDS)



                                                                                  ACCUMULATED
                                                                                     OTHER
                                                                    RETAINED      COMPREHENSIVE
                                                                    EARNINGS      INCOME (LOSS)         TOTAL
                                                                   -----------   ---------------  -----------------
BALANCE - April 1, 1998.........................................   $  50,909      $    4,229          $  55,138

Comprehensive income:
   Net income...................................................       6,604              --              6,604
   Change in net unrealized gain on securities available
      for sale - Net of reclassification adjustments and tax
      effect....................................................          --          (4,229)            (4,229)
                                                                                  ----------          ---------
         Total comprehensive income.............................          --              --              2,375
                                                                   ---------      ----------          ---------
BALANCE - March 31, 1999........................................      57,513              --             57,513

Comprehensive income:
   Net income...................................................       5,906              --              5,906
   Change in net unrealized loss on securities available
      for sale - Net of reclassification adjustments and tax
      effect....................................................          --            (160)              (160)
                                                                                                      ---------
         Total comprehensive income.............................          --              --              5,746
                                                                   ---------      ----------          ---------
BALANCE - March 31, 2000........................................      63,419            (160)            63,259

Comprehensive income (unaudited):
   Net income...................................................       6,541              --              6,541
   Change in net unrealized loss on securities available
      for sale - Net of reclassification adjustments and tax
      effect....................................................          --             281                281
                                                                   ---------      ----------          ---------
         Total comprehensive income.............................          --              --              6,822
                                                                   ---------      ----------          ---------
BALANCE - December 31, 2000 (unaudited).........................     $69,960      $      121            $70,081
                                                                      ======       =========             ======

See accompanying notes to unaudited consolidated financial statements.


                             CITIZENS FIRST SAVINGS BANK AND INCOME
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              UNAUDITED
                                                                                          NINE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                   --------------------------------
                                                                                       2000               1999
                                                                                   -------------     --------------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................     $   6,541        $     4,030
   Adjustments to reconcile net income to net cash operating activities:
      Provision for deferred taxes.............................................          (200)               600
      Provision for loan losses................................................           192                (84)
      Depreciation.............................................................           656                665
      (Accretion) amortization.................................................          (154)                 1
      Proceeds from sale of mortgage loans held for sale.......................        18,739            178,416
      Origination of mortgage loans held for sale..............................       (15,839)          (177,717)
      Gain on sale of investment securities....................................           (89)                --
      (Gain) loss on sale of mortgage loans....................................          (349)             4,178
   Change in assets and liabilities:
      Increase in accrued interest receivable and other assets.................        (2,852)            (4,190)
      Increase (decrease) in accrued interest parable and other liabilities....         5,306               (765)
                                                                                      -------         ----------

            Net cash provided by operating activities..........................        11,951              5,134

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available for sale...................        13,125                 --
   Proceeds from sale of securities available for sale.........................        13,000                 --
   Purchase of available-for-sale securities...................................       (14,007)                --
   Purchase of FHLB Stock......................................................        (1,031)              (573)
   Net increase in loans.......................................................       (90,129)            46,024
   Purchases of premises and equipment.........................................          (825)            (1,267)
                                                                                      -------         ----------

            Net cash (used for) provided by investing activities...............       (79,867)            44,184

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits....................................................        10,392             34,755
   Repayment of FHLB advances..................................................        (2,398)           (10,597)
   Proceeds from FHLB advances.................................................        49,900             53,700
                                                                                      -------         ----------

            Net cash provided by financing activities..........................        57,894             77,858

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................       (10,022)           127,176

CASH AND CASH EQUIVALENTS - Beginning of year..................................        45,182             16,264
                                                                                      -------         ----------

CASH AND CASH EQUIVALENTS - End of year........................................       $35,160           $143,440
                                                                                      =======           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
   Interest....................................................................        24,603             20,217
   Federal income taxes........................................................         1,370              1,650

See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST SAVINGS BANK AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   GENERAL
-----------------

      The Company is a recently formed holding company formed for the purpose of acquiring all of the common stock of the Bank concurrent with the Bank's conversion from the mutual to the stock form of organization. At December 31, 2000, the Company was a shell corporation with no business activities and no assets.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

      The following analysis discusses changes in the financial condition and results of operations of the Bank at and for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

FORWARD LOOKING STATEMENTS

      This report contains forward looking statements that are based on assumptions and may describe future plans, strategies, and expectations of the Company and the Bank. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on their operations and their subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. The Company and the Bank do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND MARCH 31, 2000

      Total assets increased by $70.0 million, or 9.4%, to $811.6 million at December 31, 2000 from $741.6 million at March 31, 2000, primarily as a result of an increase of $89.9 million in net loans. The increase in loans was due mainly to an increase of $44.5 million in loans secured by one- to four-family properties, an increase of $21.8 million in commercial and commercial real estate loans and an increase of $11.9 million in consumer loans. The increase in commercial real estate loans and commercial loans was primarily due to Citizens First's continued emphasis and increased marketing of commercial real estate and commercial loans which resulted in increased originations. The increase in consumer loans resulted from the continued expansion into the indirect automobile financing market through the establishment of additional relationships with automobile dealers.

      Total cash and cash equivalents decreased by $10.0 million, or 22.2%, to $35.2 million at December 31, 2000 from $45.2 million at March 31, 2000. Investment securities decreased by $11.5 million to $82.8 million at December 31, 2000 from $94.3 million at March 31, 2000, as a result of maturing investment securities. These proceeds as well as the cash and cash equivalents were used to fund loan originations.

      The growth in net loans and total assets was funded primarily by an increase in Federal Home Loan Bank advances of $47.5 million to $118.0 million at December 31, 2000 from $70.5 million at March 31, 2000 and also from an increase in deposits of $10.4 million to $611.4 million at December 31, 2000 from $601.0 million at March 31, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NET INCOME

      Net income increased by $2.5 million to $2.4 million for the three months ended December 31, 2000 compared to a loss of $42,000 reported for the three months ended December 31, 1999. The increase from period to period was primarily the result of a loss of $4.5 million on the sale of $130.8 million of one- to four-family loans to Freddie Mac reported in the quarter ended December 31, 1999. The loss was partially offset by the recording of $1.0 million in mortgage servicing rights income related to the loans sold. These transactions resulted in mortgage banking activities reflecting a loss of $3.0 million for the three months ended December 31, 1999 compared to income in that category of $300,000 for the three months ended December 31, 2000. A decrease of $494,000 in net interest income to $6.2 million for the three months ending December 31, 2000 offset the increase in mortgage banking activities.

NET INTEREST INCOME

      Net interest income decreased $494,000, or 7.4%, to $6.2 million for the three months ended December 31, 2000 from $6.7 million for the three months ended December 31,1999. This was largely due to an increase in interest expense of $1.9 million, or 27.5%, to $8.7 million for the three months ended December 31, 2000 from $6.8 million for the three months ended December 31, 1999. The largest portion of this increase was due to increases in the average rates paid on deposits, attributable to a rise in market interest rates on certificates of deposit and on government and municipal deposits, which increased more than the rates on earning assets for the comparison periods. An increase in average deposits of $41.1 million, or 7.4%, also contributed to higher deposit expense. The average balance of FHLB advances also increased from period to period by slightly over $5.0 million.

      Interest income increased by $1.5 million to $15.0 million for the three months ended December 31, 2000 as compared to $13.5 million for the three months ended December 31, 1999. The increase in net interest income was primarily due to additional income generated through the purchase of securities with the proceeds from the sale of $130.8 million in fixed-rate one- to four-family loans in December 1999 to Freddie Mac.

PROVISION FOR LOAN LOSSES

      The provision for loan losses increased by $170,000 to $86,000 for the three months ended December 31, 2000 as compared to a credit of $84,000 for the three months ended December 31, 1999. The credit in the loan loss provision during 1999 was due primarily to the sale of $130.8 million in loans previously mentioned, which reduced loans outstanding. The increase in the provision reflects management's assessment of the need to increase the allowance primarily as a result of the growth in commercial real estate, multi-family real estate, commercial and consumer loans, which have a greater inherent risk than one- to four-family loans. At December 31, 2000 and December 31, 1999, the allowance for loan losses was $10.53 million and $10.99 million, respectively, which represented 383.9% of nonperforming loans and 1.56% of total loans at December 31, 2000 compared to 747.5% of nonperforming loans and 1.93% of total loans at December 31, 1999.

      Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. While management believes that, based on the information currently available, Citizens First's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that Citizens First's level of allowance for loan losses will be sufficient to cover future loan losses incurred by Citizens First or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

NONINTEREST INCOME

      For the three months ended December 31, 2000, noninterest income increased by $3.3 million to $718,000 as compared to a loss of $2.5 million for the three months ended December 31, 1999. The loss in 1999 was again due primarily to the loss of $4.5 million on the sale of $130.8 million in one- to four- family loans to Freddie Mac during December 1999, which was included in mortgage banking activities. This was offset by the recording of mortgage servicing rights income of $1.0 million related to the $130.8 million of loans sold.

NONINTEREST EXPENSE

      Noninterest expense decreased by $153,000 to $4.1 million for the three months ended December 31, 2000 from $4.3 million in the three months ended December 31, 1999. This was a result of a decrease of $343,000 in other expense of which loan related fees and other insurance expense were the largest decreases. Professional fees also decreased by $94,000, due primarily to a reduction in services required due to functions being performed by employees that were previously performed by outside professionals. These decreases were offset by an increase of 3.4% or $74,000 in compensation and benefits and an increase of $52,000 in occupancy and equipment expenses.

INCOME TAXES

      Income taxes for the three months ended were $427,000 resulting in an effective tax rate of 15.0% for the period while the Company received a credit of $1,000 for the three months ended December 31, 1999 resulting from a pre tax loss in the period of $41,000. The effective tax rate for the three months ending December 31, 2000 was reduced by 17.6% due to the reversal of the deferred tax valuation allowance by $500,000. The valuation allowance was reduced from $500,000 to $0 based on management's estimate that Citizens First will realize a benefit from all deferred tax assets in future years. The change in the valuation allowance during this period relates specifically to the estimation by management that a contribution carry-forward in excess of $4.7 million will be utilized over the remaining four years available.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND
-------------------------------------------------------------------------------
1999
----

NET INCOME

      Net income increased by $2.5 million, or 62.5%, to $6.5 million for the nine months ended December 31, 2000 compared to $4.0 million for the nine months ended December 31, 1999. The increase from period to period was primarily the result of a loss of $4.5 million on the sale of $130.8 million of one- to four-family loans to Freddie Mac partially offset by the recording of $1.0 million in mortgage servicing rights income related to the loans sold. From period to period, net interest income increased also by $317,000, or 1.7%, to $18.9 million for the nine months ended December 31, 2000 from $18.6 million for the nine months ended December 31, 1999. These increases were offset by an increase of $563,000, or 4.7%, in noninterest expense to $12.4 million for the nine months ended December 31, 2000 from $11.9 million for the nine months ended December 31, 1999.

NET INTEREST INCOME

      Net interest income increased $317,000, or 1.7%, to $18.9 million for the nine months ended December 31, 2000 from $18.6 million for the nine months ended December 31, 1999. This was largely due to an increase in interest income in investment securities of $4.3 million to $4.7 million for the nine months ended December 31, 2000 from $409,000 for the nine months ended December 31, 1999. This increase was due to an increase in the average balance of investment securities as a result of purchases made with the proceeds from the loans sold in December 1999. Interest income on loans increased by $862,000 or 2.3% to $38.4 million for the nine months ended December 31, 2000 from $37.5 million for the nine months ended December 31, 1999 due to a higher average balance of loans.

      Interest expense increased by $5.4 million, or 27.2%, to $25.1 million for the nine months ended December 31, 2000 from $19.7 million for the nine months ended December 31, 1999. The increase came primarily from deposits, which increased by $4.6 million, or 27.7%, to $21.4 million for the nine months ended December 31, 2000 from $16.8 million for the nine months ended December 31, 1999 largely due to increases in the rates paid on deposits, the increases of which were attributable to a rise in market interest rates on certificates of deposit and on government and municipal deposits. Interest expense on FHLB advances also increased as the result of increases in advances.

PROVISION FOR LOAN LOSSES

      The provision for loan losses increased by $276,000 to $192,000 for the nine months ended December 31, 2000 as compared to a credit of $84,000 for the nine months ended December 31, 1999. The credit in the loan loss provision during 1999 was due primarily to the sale of $130.8 million in loans previously mentioned. The increase in the provision reflects management's assessment of the need to increase the allowance primarily as a result of the growth in commercial real estate, multi-family real estate, commercial and consumer loans, which have a greater inherent risk than one- to four-family loans.

NONINTEREST INCOME

      For the nine months ended December 31, 2000, noninterest income increased by $3.5 million to $2.7 million as compared to a loss of $746,000 for the nine months ended December 31, 1999. This was due primarily to the loss of $4.5 million on the sale of $130.8 million in one- to four-family loans to Freddie Mac during December 1999. This was offset by the recording of mortgage serving rights income of $1.0 million related to the $130.8 million of loans sold. Increases in service charges as well as the introduction of new products resulted in additional service charge revenues of $253,000, or 25.8%, to $1.2 million for the nine months ended December 31, 2000, as compared to $980,000 for the nine months ended December 31, 1999.

NONINTEREST EXPENSE

      Noninterest expense increased by $563,000, or 4.7%, to $12.4 million for the nine months ended December 31, 2000 from $11.9 million in the nine months ended December 31, 1999. This was primarily due to an increase of $536,000, or 9.7%, to $6.1 million in compensation and benefits expense and an increase of $306,000, or 14.5% to $2.4 million in occupancy and equipment expenses. These increases were offset by a decrease in professional fees of $235,000 to $212,000 for the nine months ended December 31, 2000 as less services were required due to functions being performed by employees that were previously performed by outside professionals. Deposit insurance premiums decreased by $116,000 to $114,000 and contributions were down $140,000 in the same periods.

INCOME TAXES

      Income taxes for the nine months ended December 31, 2000 were $2.4 million, resulting in an effective tax rate of 26.9% for the period, while income taxes for the nine months ended December 31, 1999 were $1.9 million, or 33.0% of pre-tax net income. The effective tax rate for the nine months ending December 31, 2000 was reduced by 5.6% due to the reversal of the deferred tax valuation allowance by $500,000. The valuation allowance was reduced from $500,000 to $0 based on management's estimate that Citizens First will realize a benefit from all deferred tax assets in future years. The change in the valuation allowance during this period relates specifically to the estimation by management that a contribution carry-forward in excess of $4.7 million will be utilized over the remaining four years available.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity is the ability to meet current and future financial obligations of a short-term nature. Citizens First further defines liquidity as the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Citizens First's primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      Liquidity management is both a daily and long-term responsibility of management. Citizens First adjusts its investments in liquid assets based upon management's assessment of (1) expected loan demand, (2) expected deposit flows,
(3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations.

      Federal and state regulations require Citizens First to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. Citizens First has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At December 31, 2000, Citizens First's liquidity ratio for regulatory purposes was 14.5%.

      Citizens First's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and short-term investments totaled $35.2 million and securities classified as available-for-sale totaled $82.8 million. In addition, at December 31, 2000, Citizens First had the ability to borrow a total of approximately $318.1 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $127.7 million.

      The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the first nine months of fiscal 2001, Citizens First originated $240.6 million of loans and purchased $10.4 million of securities. In fiscal 2000, Citizens First originated $292.5 million of loans and purchased $95.9 million of securities. In fiscal 1999, Citizens First originated $295.8 million of loans and purchased $824,000 of securities.

      Citizens First originates fixed-rate loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. In December 1999, Citizens First sold $130.8 million of mortgage loans for the purpose of reorganizing the balance sheet, managing interest rate risk and providing liquidity. This transaction was unusual and management does not have any current plans to engage in another such loan sale.

      Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $10.4 million, $74.2 million and $23.4 million for the first nine months of fiscal 2001, and fiscal 2000 and 1999, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the first nine months of fiscal 2001, Federal Home Loan Bank advances increased $47.5 million. During fiscal 2000 and 1999, Federal Home Loan Bank advances increased $16.2 million and $2.7 million, respectively.

      At December 31, 2000, Citizens First had outstanding commitments to originate loans of $35.2 million, $28.0 million of which had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2000 totaled $241.8 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

      Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2000, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered "well capitalized" under regulatory guidelines.

      The capital from the conversion will significantly increase liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Citizens First's financial condition and results of operations will be enhanced by the capital from the conversion, resulting in increased net interest-earning assets and net income. However, due to the large increase in equity resulting from the capital injection, return on equity will be adversely impacted following the conversion until that capital can be effectively deployed at market rates, a goal that may take a number of years to achieve.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

      As of December 31, 2000, there have been no material changes in the quantitative and qualitative disclosures about market risks since the report in the Company's prospectus for the period ending August 31, 2000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

      Periodically, there have been various claims and lawsuits involving Citizens First Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which Citizens First Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to Citizens First Savings Bank's business. Citizens First Bancorp is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Citizens First Bancorp.

Item 2. Changes in Securities and Use of Proceeds.
        -----------------------------------------

            Not applicable.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

            None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

            None.

Item 5. Other Information.
        -----------------

            None.

Item 6. Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
        -------------------------------------------------------------

      (a)   Exhibits

      2.1 Plan of Conversion for Citizens First Savings Bank (including the Amended and Restated Articles of Incorporation and Stock Bylaws of Citizens First Savings Bank) (1)
      3.1   Certificate of Incorporation of Citizens First Bancorp, Inc. (1)
      3.2   Bylaws of Citizens First Bancorp, Inc. (1)
      4.0   Form of Stock Certificate for Citizens First Bancorp, Inc. (1)
      -----------------------------
      (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-49234.

      (b)   Reports on Form 8-K

            None.

                                                                       CONFORMED
                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CITIZENS FIRST BANCORP, INC.


Dated: February 26, 2001            By:   /s/ Marshall J. Campbell
                                          -----------------------------------
                                          Marshall J. Campbell
                                          Chairman of the Board
                                          (principal executive officer)

Dated: February 26, 2001            By:   /s/ Timothy D. Regan
                                          -----------------------------------
                                          Timothy D. Regan
                                          Secretary, Treasurer and Director
                                          (principal financial and accounting
                                          officer)