Form 10-K
period 2001-03-31
CITIZENS FIRST BANCORP INC
filed 2001-06-29
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the fiscal year ended March 31, 2001

OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

Commission File Number: 0-32041

CITIZENS FIRST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3573582 (I.R.S. Employer Identification No.)

525 Water Street, Port Huron, Michigan (Address of principal executive offices)	48060 (Zip Code)

Registrant’s telephone number, including area code: (810) 987-8300
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes   X           No     (2) Yes  X              No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. _____

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $135.3 million, based upon the closing price of $14.20 as quoted on the Nasdaq National Market on June 15, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     As of June 15, 2001, the registrant had 9,526,761 shares of common stock outstanding.

PART I

ITEM 1.  BUSINESS

General

     Citizens First Bancorp, Inc. (the “Company” or “Citizens First Bancorp”) was organized as a Delaware business corporation at the direction of Citizens First Savings Bank (“Citizens First” or the “Bank”) in October 2000 to become the holding company for Citizens First upon completion of the conversion from the mutual to stock form of ownership. The Conversion was completed on March 7, 2001. In connection with the Conversion, the Company sold 8,821,075 shares of its common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $10 per share to depositors of the Bank in a subscription offering raising approximately $85.1 in net conversion proceeds. In addition, the Company issued an additional 705,686 shares, representing 8% of the shares sold in the subscription offering, to Citizens First Foundation, a charitable foundation established by the Bank. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds it retained from its initial public offering, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

     Citizens First is regulated by the Michigan Office of Financial and Insurance Services and the Federal Deposit Insurance Corporation. Citizens First’s deposits are insured to the maximum allowable amount by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Citizens First has been a member of the Federal Home Loan Bank System since 1938.

     Citizens First operates as a community-oriented financial institution, specializing in the acceptance of retail deposits from the general public in the areas surrounding its 14 full-service banking offices and using those funds, together with funds generated from operations and borrowings, to originate loans. The principal lending activity of Citizens First is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. Citizens First also originates commercial real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. Citizens First currently originates one- to four-family mortgage loans primarily for sale in the secondary market, while generally retaining the servicing rights. Citizens First’s revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investments. Citizens First’s primary sources of funds are deposits, principal and interest payments on loans and investments and advances from the Federal Home Loan Bank of Indianapolis.

Market Area

     Citizens First’s main office is in Port Huron, Michigan in St. Clair County. Citizens First’s primary deposit gathering and lending areas are concentrated in and around the communities surrounding its 14 full-service offices located in St. Clair, Sanilac, Huron and Lapeer Counties, Michigan. However, Citizens First also makes some loans beyond these areas throughout southeastern Michigan.

     Port Huron, the population center for St. Clair county, is located approximately sixty miles northeast of Detroit and sixty miles east of Flint. St. Clair County, is bounded by the counties of Macomb to the south and west, Lapeer to the west and Sanilac to the north. The eastern boundary of the county is the St. Clair river and Canada. Almost half of the county’s total land area is rural and approximately one-third of the resident labor force commutes to jobs outside of the county. As of 2000, St. Clair County had a population of approximately 163,870, while the other three counties in its primary market area had a population of approximately 169,730. The largest employment sectors in this area are manufacturing, services, retail and government. Citizens First’s market area has a higher per capita median household income when compared to Michigan and the United States.

Competition

     Citizens First faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in Citizens First’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. Citizens First’s competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. Citizens First expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which Citizens First conducts business. Some of the institutions with which Citizens First competes are significantly larger than Citizens First and, therefore, have significantly greater resources. Competition for deposits and the origination of loans could limit Citizens First’s growth in the future.

Lending Activities

     General. Citizens First’s loans are subject to federal and state laws and regulations. Interest rates charged by Citizens First on loans are affected principally by Citizens First’s current asset/liability strategy, the demand for various types of loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     Loan Portfolio Analysis. The following table sets forth the composition of Citizens First’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At March 31,

	2001		2000		1999		1998		1997

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

					(Dollars in thousands)
Real estate loans:

One- to four-family	$380,355	55.54%	$341,308	58.81%	$427,555	70.83%	$399,616	71.58%	$363,142	72.93%

Commercial and multi-family real estate (1)	97,215	14.19	83,536	14.40	62,500	10.36	42,805	7.67	31,713	6.37

Residential construction	32,732	4.78	24,750	4.26	31,040	5.14	31,336	5.61	23,361	4.69

Total real estate loans	510,302	74.51	449,594	77.47	521,095	86.33	473,757	84.86	418,216	83.99

Consumer loans:

Home equity loans and lines of credit	69,449	10.14	56,991	9.82	42,417	7.02	44,844	8.03	40,547	8.15

Vehicles (2)	55,490	8.10	41,066	7.08	7,100	1.18	5,329	0.96	4,127	0.83

Mobile Homes	10,458	1.53	13,882	2.39	16,348	2.71	21,361	3.82	27,309	5.48

Total consumer loans	135,397	19.77	111,939	19.29	65,865	10.91	71,534	12.81	71,983	14.46

Commercial loans	39,176	5.72	18,824	3.24	16,638	2.76	13,011	2.33	7,715	1.55

Total loans	684,875	100.00%	580,357	100.00%	603,598	100.00%	558,302	100.00%	497,914	100.00%

Less:

Deferred loan origination fees and discounts	1,595		1,393		1,800		1,882		1,824

Allowance for loan losses	10,831		10,461		11,161		7,527		6,982

Total loans, net	$672,449		$568,503		$590,637		$548,893		$489,108

(1)	Includes commercial construction loans which at March 31, 2001 and 2000 totaled $6.5 million and $9.6 million, respectively.

(2)	Includes loans secured by automobiles, motorcycles, campers and other recreational vehicles.

     Maturity of Loan Portfolio. The following table presents certain information at March 31, 2001 regarding the dollar amount of loans maturing in Citizens First’s portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

	At March 31, 2001

		Commercial
	One- to	and
	Four-	Multi-Family	Residential			Total
	Family	Real Estate	Construction	Consumer	Commercial	Loans

			(In thousands)
Amounts due in:

One year or less	$1,545	$9,395	$32,732	$4,447	$19,930	$68,049

More than one year to five years	5,323	39,600	—	62,132	15,523	122,578

More than five years	373,487	48,220	—	68,818	3,723	494,248

Total amount due	$380,355	$97,215	$32,732	$135,397	$39,176	$684,875

     Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give Citizens First the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     The following table sets forth, at March 31, 2001, the dollar amount of loans contractually due after March 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After March 31, 2002

	Fixed	Adjustable	Total

		(In thousands)
Real estate loans:

One- to four-family	$83,609	$295,201	$378,810

Commercial and multi-family real estate	78,441	9,379	87,820

Total real estate loans	162,050	304,580	466,630

Consumer loans	125,737	5,213	130,950

Commercial loans	9,149	10,097	19,246

Total loans	$296,936	$319,890	$616,826

     One- to Four-Family Loans. Citizens First’s primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Citizens First offers various types of adjustable-rate mortgage loans and fixed-rate mortgage loans. At March 31, 2001, 46.4% of Citizens First’s residential mortgage loans had fixed interest rates and 53.6 had adjustable interest rates.

     Citizens First originates fixed-rate fully amortizing loans with maturities of 10, 15, 20 and 30 years. Management establishes the loan interest rates based on market conditions, with consideration given to the type of the loan and the quality and liquidity of the collateral securing the loan. Citizens First offers mortgage loans that generally conform to Freddie Mac guidelines, as well as jumbo loans, which currently are loans in amounts over $275,000. Fixed-rate conforming loans are generally originated for sale in the secondary market while primarily retaining the servicing rights. Citizens First will underwrite one- to four-family owner-occupied residential mortgage loans with a loan to value ratio of 97%, provided that private mortgage insurance will generally be required on loans that exceed 80% of the lower of the appraised value or the purchase price of the real estate. In limited instances, Citizens First will originate loans with a loan to value ratio of 103% to sell in the secondary market, with servicing released. Citizens First also offers a seven year balloon mortgage loan, in which the borrower pays a fixed monthly payment for the first seven years, at which point the entire balance of the loan becomes due.

     Citizens First currently also offers adjustable-rate mortgage loans, with an interest rate based on the U.S. Treasury securities index, which adjust annually after a one, three, five or seven year initial fixed period and with terms of up to 30 years. The maximum amount by which the interest rate may be increased or decreased on such loans is generally 2% per year and no more than 5% over the life of the loan. Additionally, Citizens First offers an adjustable-rate loan where the borrower has the option to convert the loan to a fixed rate after a predetermined period of time, without refinancing costs.

     Adjustable-rate mortgage loans help reduce Citizens First’s exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs to be paid by the borrower due to changed rates. During periods of rising interest rates the risk of default on adjustable-rate mortgage loans increases as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans help make Citizens First’s asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, yields on adjustable-rate mortgage loans may not be sufficient to offset increases in Citizens First’s cost of funds during periods of rising interest rates.

     Citizens First requires all properties securing its mortgage loans to be appraised by an approved independent state-licensed appraiser. Citizens First also requires that fire, casualty, title, hazard and, if appropriate, flood insurance be maintained on most properties securing real estate loans made by Citizens First.

     In an effort to provide financing for low- and moderate-income families, Citizens First offers Federal Housing Authority and Veterans Administration residential mortgage loans to qualified individuals with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans are secured by one- to four-family residential property and are underwritten using modified underwriting guidelines.

     Residential Construction Loans. Citizens First originates construction loans to individuals for the construction of one- to four-family residences. Citizens First’s residential construction loans generally provide for the payment of interest only during the construction phase, which is usually between six and twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Citizens First will also originate residential construction loans to builders with which Citizens First has an established relationship. Construction loans to individuals are generally made on the same terms as Citizens First’s one- to four-family mortgage loans. At March 31, 2001, the largest outstanding residential construction loan commitment was for $1.5 million, all of which was outstanding. This loan was performing according to its terms at March 31, 2001.

     Before making a commitment to fund a construction loan, Citizens First requires an appraisal of the property by an independent licensed appraiser. Citizens First also reviews and inspects each property before disbursement of funds. Loan proceeds are disbursed after each stage of work is completed. The final 10% of the loan is held until the house is completed.

     Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property’s value and the estimated cost of the property. If the estimate of construction cost proves to be inaccurate, Citizens First may be required to advance funds beyond the amount originally committed to protect the value of the property. If the estimate of value upon completion proves to be inaccurate, Citizens First may be confronted with a property whose value is insufficient to assure full repayment.

     Commercial and Multi-Family Real Estate Loans. Citizens First originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in Citizens First’s primary market area, under the direction of an experienced staff of commercial loan officers. Citizens First also, to a lesser extent, originates multi-family loans that are generally secured by five or more unit apartment buildings in Citizens First’s primary market area.

     Most of the commercial and multi-family loans originated by Citizens First are fully amortizing loans with terms of up to twenty years. Generally, the maximum loan-to-value ratio for such a loan is 80%. In reaching its decision on whether to make a commercial or multi-family real estate loan, Citizens First considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Citizens First will also consider the term of the lease and the quality of the tenants. Citizens First has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of between 1.10x and 1.30x. Citizens First requires written appraisals prepared by a certified independent appraiser of all properties securing commercial or multi-family real estate loans greater than $250,000, or as required by FIRREA. Additionally, environmental surveys are required prior to funding of certain larger commercial real estate in excess of $1.0 million and may be required on commercial real estate loans greater than $500,000 or where a risk of contamination exists. At March 31, 2001, Citizens First’s largest commercial or multi-family real estate loan had an outstanding balance of $3.6 million. The loan is secured by vacant land and was performing according to its terms at March 31, 2001.

     Citizens First also makes construction loans for commercial development projects, including multi-family, commercial properties, single-family subdivisions and condominiums. These loans generally have an interest-only phase during construction then convert to permanent financing. The permanent mortgage loan must be approved at the time the initial approval is made. Disbursement of funds are at the sole discretion of Citizens First and are based on the progress of construction. The maximum loan to value ratio for these loans depends upon the type of commercial development project being undertaken, but generally will not exceed 80%. At March 31, 2001, the largest outstanding commercial construction loan was $3.8 million. This loan was performing according to its terms at March 31, 2001.

     Multi-family and commercial real estate lending affords Citizens First an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by these properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Citizens First seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% for commercial and multi-family real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan.

     Consumer Loans. Citizens First offers a variety of consumer loans, including home equity loans and lines of credit, automobile loans, mobile home loans, other secured loans, collateral loans, personal loans and unsecured loans.

     Citizens First offers home equity loans and lines of credit secured by owner-occupied one- to four-family residences. At March 31, 2001, home equity loans and lines of credit totaled $69.4 million, or 10.1% of Citizens First’s total loans and 51.3% of consumer loans. Additionally, at March 31, 2001, the unadvanced amounts of home equity lines of credit totaled $12.8 million. The underwriting standards employed by Citizens First for home equity loans and lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans will not be made if the borrower’s outstanding monthly debt exceeds 40% of the borrower’s gross monthly income. Loan to value ratios and the maximum loan amounts vary depending on the amount of insurance coverage on the underlying property. Generally, home equity loans are made with fixed interest rates and with terms up to 15 years.

     Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined loan-to-value ratio on home equity lines of credit is 85% and loans may be made up to $500,000. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed 15 years, beginning at the end of the five year period.

     Citizens First offers fixed-rate automobile loans on a direct and indirect basis with terms of up to 72 months. Citizens First will generally make such loans up to 100% of the retail price for new cars and up to 90% of the retail value as stated in the NADA Used Car Guide for used cars. The interest rates offered depend on the age of the automobile, market conditions and current interest rates.

     In March 1999, Citizens First commenced an indirect consumer lending program, which is managed by an experienced consumer loan officer. Citizens First originates automobile loans through approximately 31 automobile dealers in its primary market area. These dealers provide Citizens First applications to finance new and, to a lesser extent, used vehicles sold by their dealerships. Citizens First has the opportunity to accept or reject each loan. Generally, Citizens First pays a fee to the automobile dealer based on the interest rate on the loan. This fee, or dealer reserve, is paid to the dealer monthly. If a loan is paid off or charged off within a specified time period, Citizens First is credited with 100% of the dealer reserve, which it may withhold from the dealer’s account or credit against future payments to the dealer. For fiscal 2001 and 2000, Citizens First originated $32.9 million and $39.7 million of automobile loans, respectively, of which 89.0% and 90.0% were originated indirectly. At March 31, 2001, Citizens First held $41.7 million of indirect auto loans, or 6.1% of total loans and 30.8% of consumer loans.

     Citizens First also originates consumer loans secured by mobile homes. Historically, such loans were primarily originated indirectly through dealer relationships. However, in recent years management has decided to stop originating such loans on an indirect basis, which has reduced the amount of mobile home originations. As a result, mobile home loans have declined from $33.3 million, or 7.6% of total loans and 45.7% of consumer loans to $10.4 million, or 1.5% of total loans and 7.7% of consumer loans at March 31, 2001. Citizens First originates loans on new or used mobile homes (up to fifteen years old) with terms ranging from seven to fifteen years and with fixed interest rates. Citizens First generally will finance up to a maximum of 90% of the purchase price of the mobile home unit or the retail value as stated in the NADA book, whichever is less.

     Citizens First also originates consumer loans secured by boats, motorcycles, campers and other recreational vehicles. These loans have fixed interest rates and terms ranging from a maximum of five years to fifteen years depending on the type of collateral securing the loan.

     Citizens First offers collateral loans, personal loans and unsecured loans. Collateral loans are generally secured by a savings account or a certificate of deposit. Personal loans generally have a borrowing capacity of $5,000 and a maximum term of four years. Citizens First also makes unsecured personal loans to individuals who have been homeowners for at least four years. These loans will be made up to $10,000 with terms of up to seven years.

     Citizens First believes that it will benefit from the higher yields earned on consumer loans and that the shorter duration of consumer loans will improve Citizens First’s interest rate risk position. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Citizens First expects that it will increase its allowance for loan losses as its consumer loan portfolio grows by charging a provision for loan losses against income.

     Commercial Loans. Citizens First, under the direction of an experienced staff of commercial loan officers, makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Citizens First offers a variety of commercial lending products, including term loans for fixed assets, working capital, lines of credit and loans with a single principal payment at maturity. Additionally, Citizens First originates Small Business Administration guaranteed loans. Citizens First offers secured commercial term loans, with terms of up to ten years and the payment of which is dependent on future earnings. Business lines of credit have adjustable rates of interest with terms of up to three years. Loans that require a one-time payment of principal at its termination will be originated on terms of up to three years provided the borrower is paying interest at least semi-annually or up to one year if the borrower will pay all of the interest due upon maturity. Business loans with variable rates of interest are generally indexed to the prime rate as reported in The Wall Street Journal. Citizens First also makes unsecured commercial loans. At March 31, 2001, such loans totaled $11.3 million, or 28.8% of commercial loans. At March 31, 2001, Citizens First’s largest outstanding commercial loan was a $2.5 million unsecured line of credit. Additionally, at March 31, 2001, Citizens First’s largest outstanding commercial loan commitment was a $5.0 million line of credit, secured by certificates of deposit. Both of these loans were performing according to their terms at March 31, 2001.

     When making commercial business loans, Citizens First considers the financial statements of the borrower, Citizens First’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are generally supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 100% of the value of the collateral securing the loan.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

     Loans to One Borrower. The maximum amount that Citizens First may lend to one borrower is limited by regulation. At March 31, 2001, Citizens First’s regulatory limit on loans to one borrower was $14.2 million or $23.7 million for loans approved by two-thirds of the Board of Directors. At that date, Citizens First’s largest amount of outstanding loans to one borrower, including the borrower’s related interests, was approximately $19.3 million and consisted of twelve term loans and one construction loan. Additionally, at March 31, 2001, Citizens First’s largest outstanding commitment to one borrower was approximately $20.7 million, approximately $19.3 million of which was outstanding, and consisted of twelve term loans and one construction loan. All of these loans were performing according to their original terms at March 31, 2001.

     Loan Approval Procedures and Authority. Citizens First’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Citizens First’s Board of Directors and management.

     Residential real estate loans greater than $700,000 require the approval of the Board of Directors. Additionally, various officers and underwriters of Citizens First have been delegated authority to approve different types of real estate loans. The approval authorities range from the authority of certain staff underwriters to approve residential mortgage loans up to $100,000 to the authority of the President and Chief Executive Officer to approve any real estate loan up to $700,000. The Senior Vice President, Retail Banking may approve any type of loan up to $400,000. In addition, certain employees may combine their authority to jointly approve a loan that exceeds their individual lending authority.

     Consumer loans greater than $700,000 require the approval of the entire Board of Directors. Additionally, various bank personnel have been delegated authority to approve consumer loans. The President and Chief Executive Officer may individually approve any consumer loan up to $700,000. The Senior Vice President, Retail Banking may approve loans up to $400,000. The Vice President, Consumer Loans may approve loans up to $100,000. Two assistant vice presidents in the consumer loan department and the consumer department lenders may each approve loans up to $50,000.

     All commercial and commercial real estate loans in excess of $3.0 million require the approval of the Board of Directors. Commercial and commercial real estate loans between $1.0 and $3.0 million require the approval of the Directors Loan Committee, which consists of three directors, the President and Chief Executive Officer and the Senior Vice President, Commercial Banking. Commercial and commercial real estate loans between $500,000 and $1.0 million require the approval of the Officers Credit Committee, which consists of the President and Chief Executive Officer, the Senior Vice President, Commercial Banking, certain commercial officers and other officers as designated. Additionally, various bank personnel have been delegated authority to approve loans less than $500,000. Officers may combine their authority to jointly approve a loan that exceeds their individual lending authority.

     Loan Originations, Purchases and Sales. Citizens First lending activities are conducted by its salaried and commissioned loan personnel and through its relationship with dealers. Currently, Citizens First has contractual relationships with approximately 38 vehicle dealers, approximately 31 of which originate automobile loans for Citizens First. Citizens First underwrites and funds such loans. These automobile dealers accounted for approximately 41.0% and 45.0% of the consumer loans originated by Citizens First in fiscal 2001 and 2000, respectively. The automobile dealers are compensated based on the interest rate on the loan offered. This fee, or dealer reserve, is paid to the dealer monthly.

     Except in connection with its indirect automobile lending, Citizens First relies on advertising, referrals from realtors and customers, and personal contact by Citizens First’s staff to generate loan originations. Citizens First does not use loan correspondents or other third-parties to originate loans. Citizens First generally does not purchase either participation interests in loans or whole loans. Citizens First’s ability to originate adjustable-rate and fixed-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, all fixed-rate loans which conform to the underwriting standards specified by Freddie Mac are originated for sale in the secondary market to Freddie Mac, and to a lesser extent private investors. Additionally, Citizens First was recently approved to sell loans in the secondary market to Fannie Mae. To date, no loans have been sold to Fannie Mae. Citizens First generally retains the servicing rights on the loans sold. Citizens First currently has a best efforts contract with a third party, under which Citizens First is not required to replace loans which fail to close for any reason. Additionally, Citizens First has entered into forward contracts with Freddie Mac in the past and at March 31, 2001, Citizens had outstanding forward contracts to sell loans of approximately $7.9 million. Sales of loans are made without recourse to Citizens First in the event of default by the borrower. Citizens First generally originates adjustable-rate loans for its portfolio but will from time to time sell such loans in the secondary market based on prevailing market interest rate conditions, liquidity needs and Citizens First’s interest rate risk position.

     The following table sets forth Citizens First’s loan originations, sales and principal repayments for the periods indicated:

	For the Year Ended March 31,

	2001	2000	1999

		(In thousands)
Loans at beginning of period	$580,357	$603,598	$558,302

Originations:

Real estate:

One- to four-family	185,227	110,854	177,492

Commercial and multi-family real estate	42,203	37,812	30,036

Residential construction	39,838	37,625	39,631

Total real estate loans	267,268	186,291	247,159

Consumer:

Home equity loans and lines of credit	28,280	31,723	20,463

Vehicles	36,363	43,732	6,291

Total consumer loans	64,643	75,455	26,754

Commercial	41,229	30,713	21,865

Total loans originated	373,140	292,459	295,778

Deduct:

Principal loan repayments and prepayments	200,766	122,773	156,227

Loan sales	67,856	192,927	94,255

Sub-total	268,622	315,700	250,482

Net loan activity	104,518	(23,241)	45,296

Loans at end of period (1)	$684,875	$580,357	$603,598

(1)	Loans at end of period include loans in process of $13.7 million, $11.4 million and $12.4 million for fiscal years 2001, 2000 and 1999, respectively.

     Loan Commitments. Citizens First issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval for residential real estate loans and 180 days on multi-family and commercial real estate loans. At March 31, 2001, Citizens First had loan commitments and unadvanced loans and lines of credit totaling $175.1 million. See note 12 of the notes to financial statements included in this Form 10-K.

     Loan Fees. In addition to interest earned on loans, Citizens First receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     Citizens First charges loan origination fees, which are calculated as a percentage of the amount borrowed, subject to a minimum amount. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At March 31, 2001, Citizens First had $1.6 million of net deferred loan fees.

     Nonperforming Assets and Delinquencies. When a borrower fails to make a required loan payment, Citizens First attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed after 16 days of delinquency for residential mortgage loans. In most cases, deficiencies are cured promptly. After that, Citizens First attempts to contact the borrower by either telephone, letter or in person in order to determine the cause of the delinquency and to arrange for curing the default. Generally, after the 90th day of delinquency, Citizens First commences foreclosure proceedings under the terms of the security instrument and applicable law.

     When a borrower on a consumer or commercial loan fails to make a required loan payment, a late notice is mailed after 10 days of delinquency and Citizens First follows up with a letter and a phone call to the borrower. Additional contact and correspondence continues until the 90th day of delinquency at which point Citizens First may take action to repossess the property securing the loan.

     Management informs the Board of Directors monthly of the amount of loans delinquent more than 60 days, all loans in foreclosure, and all foreclosed and repossessed property that Citizens First owns.

     Citizens First ceases accruing interest on loans when principal or interest payments are delinquent 90 days or more unless the loan is adequately collateralized and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible.

	At March 31,

	2001	2000	1999	1998	1997

		(Dollars in thousands)
Non-accruing loans:

Real estate	$1,156	$954	$157	$578	$187

Consumer	220	64	212	207	104

Commercial	434	228	495	576	390

Total (1)	1,810	1,246	864	1,361	681

Real estate owned (2)	282	80	75	75	—

Total nonperforming assets	$2,092	$1,326	$939	$1,436	$681

Total nonperforming loans as a percentage of total loans	0.26%	0.21%	0.14%	0.24%	0.14%

Total nonperforming loans as a percentage of total assets	0.21%	0.17%	0.13%	0.22%	0.12%

(1)	Total non-accruing loans equals total nonperforming loans.

(2)	Real estate owned balances are shown net of related loss allowances and include repossessed automobiles which at March 31, 2001, totaled $56,395.

     Interest income that would have been recorded for the year ended March 31, 2001 had nonaccruing loans been current according to their original terms amounted to approximately $27,000. Interest related to these loans was not included in interest income for the year ended March 31, 2001.

     The following table sets forth the delinquencies in Citizens First’s loan portfolio as of the dates indicated.

	At March 31, 2001				At March 31, 2000

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance of	of	Balance of	of	Balance of	of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Real Estate Loans:

One- to four-family	3	$271	13	$1,156	7	$912	14	$954

Residential construction	—	—	—	—	2	197	—	—

Consumer Loans:

Home equity loans and lines of credit	12	146	8	109	3	30	—	—

Vehicles	6	104	9	111	16	190	3	64

Commercial loans	—	—	2	434	5	258	2	228

Total	21	$521	32	$1,810	33	$1,587	19	$1,246

Delinquent loans to total loans		0.08%		0.26%		0.27%		0.21%

	At March 31, 1999

	60-89 Days		90 Days or More

	Number	Principal	Number	Principal
	of	Balance of	of	Balance of
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Real Estate Loans:

One- to four-family	5	$362	2	$157

Residential construction	—	—	—	—

Consumer Loans:

Home equity loans and lines of credit	—	—	—	—

Vehicles	25	320	11	212

Commercial loans	5	495	5	495

Total	35	$1,177	18	$864

Delinquent loans to total loans		0.19%		0.14%

     Real Estate Owned. Real estate acquired by Citizens First as a result of foreclosure and real estate acquired by deed-in-lieu of foreclosure is classified as real estate owned until sold. Under Michigan law, there is generally a six-month redemption period with respect to one- to four-family residential properties during which the borrower has the right to repurchase the property. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At March 31, 2001, Citizens First had $282,000 in real estate owned, which consisted of two residential real estate loans, one commercial real estate loan and repossessed automobiles.

     Asset Classification. Regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

     There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention.” Citizens First monitors “special mention” assets. Citizens First’s Asset/Liability Management Committee, which consists of the President and Chief Executive Officer and three senior vice presidents, classifies assets on a monthly basis based upon delinquency reports, real estate owned, asset review summaries and assets brought to their attention by senior officers.

     The following table sets forth the Bank’s classified assets at March 31, 2001.

	Loss		Doubtful		Substandard		Special Mention

	Number		Number		Number		Number
	of	Principal	of	Principal	of	Principal	of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance

				(Dollars in thousands)
Real estate loans:

One- to four-family	—	$—	—	$—	11	$1,156	—	$—

Commercial and multi-family	—	—	—	—	—	—	2	376

Consumer loans:

Home equity loans and lines of credit	—	—	—	—	5	62	—	—

Vehicles	2	17	—	—	12	159	—	—

Other	—	—	—	—	12	124	—	—

Commercial loans	—	—	—	142	2	434	1	2,200

Total	2	$17	1	$142	2	$1,935	3	$2,576

     Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable losses based on information available as of the date of the financial statements.

     Citizen First’s methodology for assessing the adequacy of its loan loss allowance consists of management assessing the expected losses inherent in the loan portfolio by first performing a detailed review of multi-family real estate, commercial real estate and other loans with significant balances. Such loans are assigned higher credit risk ratings upon their origination. A detailed credit quality review is also performed for other loans which have deteriorated below certain levels of credit risk or which have been classified or identified as watch list loans. A specified loss allowance is attributed to such reviewed loans. An appropriate level of loss allowance is then determined for the remaining balance of the loan portfolio by applying estimated projected loss factors to each specific type of loan category in the portfolio with varying loss factors being applied to specific sub-categories of loans within such broader categories. The estimated loss factors applied are primarily determined by management based on recent loan loss experience, industry averages and trends in loan delinquencies and nonaccruals for each type of loan. The determination of the estimated loss factors applied to each type of loan is determined based on information known to management at such time and projections by management based on such information and, therefore, actual loss ratios experienced in the future could vary from those projected. After the review yields an aggregate amount of loss allowance attributable to specific loans and attributable the application of the loss factors to the remaining balance of loans by type, management analyzes the adequacy of such combined amount of loan loss allowance by considering other factors that may have an impact on the performance of the loan portfolio, such as trends in real estate and collateral values, trends and forecasts for the national and local economies and the geographic dispersion of borrowers. Based on this analysis, management then adjusts the overall allowance and may result in an unallocated portion of the loan loss allowance. This necessity for the unallocated portion of the allowance occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of estimated loss factors. Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance. The existence of an unallocated portion of the loan loss allowance reflects management’s view that the allowance should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses and the adequacy of the loan loss allowance. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment. Recent factors which were considered in the evaluation of the adequacy of Citizens First’s unallocated loan loss reserve include the relative lack of loss experience with indirect automobile loans, and increases in commercial real estate, commercial and construction loans. The unallocated reserve was $479,000 at March 31, 2001, which represented 4.4% of the total allowance and 0.07% of total loans at March 31, 2001.

     At March 31, 2001, Citizens First’s allowance for loan losses represented 1.58% of total loans and 598.40% of nonperforming loans as compared to 1.80% and 839.57% at March 31, 2000. During fiscal 1999, in recognition of its strategy of increasing multi-family real estate, commercial real estate, commercial and consumer (particularly indirect automobile) loans, the overall increase in the risk inherent in a loan portfolio with an increased amount of such loans and the relative lack of loss experience with those types of loans, management reevaluated its loan loss allowance methodology. As a result, management determined to increase the loss factors it applied to its commercial real estate, commercial and consumer loans and also determined that it should maintain an overall loan loss allowance which would be at historically higher levels as a percentage of total loans and which would be closer to the loan loss allowance averages maintained by commercial banks operating in Michigan. Based on the revised methodology, the loan loss allowance was increased to $11.1 million or 1.85% of total loans at March 31, 1999 of which $2.1 million was unallocated to any specific loan category. However, during fiscal 2000, despite an increase in the aggregate balance of commercial and consumer loans, non-accruing commercial and consumer loans decreased and commercial and consumer loans experienced delinquencies at lower levels than were expected in 1999 which resulted in an overall reduction in the loan loss allowance in fiscal 2000 to 1.65% of total loans. This level is consistent with management’s target range of 1.5% to 1.9% of total loans based on the current composition of the portfolio and market and economic conditions. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Citizens First believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing Citizens First’s loan portfolio, will not request Citizens First to increase its allowance for loan losses. Any material increase in the allowance for loan losses may adversely affect Citizens First’s financial condition and results of operations.

     The following table presents an analysis of Citizens First’s allowance for loan losses.

	Year Ended March 31,

	2001	2000	1999	1998	1997

		(Dollars in thousands)
Allowance for loan losses, beginning of year	$10,461	$11,161	$7,527	$6,982	$6,380

Charged-off loans:

Real estate	(5)	(5)	—	(4)	(31)

Consumer	(342)	(230)	(50)	(187)	(170)

Commercial	(142)	—	(117)	—	—

Total charged-off loans	(489)	(235)	(167)	(191)	(201)

Recoveries on loans previously charged off:

Real estate	—	6	—	1	—

Consumer	23	12	1	21	45

Commercial	56	—	—	—	—

Total recoveries	79	18	1	22	45

Net loans charged-off	(410)	(217)	(166)	(169)	(156)

Provision for loan losses	780	(483)	3,800	714	758

Allowance for loan losses, end of period	$10,831	$10,461	$11,161	$7,527	$6,982

Net loans charged-off to average interest-earning loans	0.06%	0.04%	0.03%	0.03%	0.03%

Allowance for loan losses to total loans	1.58%	1.80%	1.85%	1.35%	1.40%

Allowance for loan losses to nonperforming loans	598.40%	839.57%	1,281.78%	553.06%	1,025.28%

Net loans charged-off to allowance for loan losses	3.79%	2.07%	1.49%	2.25%	2.23%

Recoveries to charge-offs	16.16%	7.86%	0.60%	11.52%	22.39%

     The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

					At March 31,

		2001			2000			1999

		% of	Percent		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each		in each	in Each
		Category	Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Real estate	$5,425	50.09%	74.51%	$5,717	54.65%	75.41%	$6,440	57.70%	84.37%

Consumer	4,082	37.69	19.77	3,120	29.83	19.29	1,853	16.60	10.91

Commercial	845	7.80	5.72	784	7.49	5.30	720	6.45	4.72

Unallocated	479	4.42	—	840	8.03	—	2,148	19.25	—

Total allowance for loan losses	$10,831	100.00%	100.00%	$10,461	100.00%	100.00%	$11,161	100.00%	100.00%

				At March 31,

		1998			1997

		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

			(Dollars in thousands)
Real estate	$2,332	30.98%	83.68%	$2,737	39.20%	82.92%

Consumer	1,430	19.00	12.81	1,643	23.53	14.46

Commercial	646	8.58	3.51	386	5.53	2.62

Unallocated	3,119	41.44	—	2,216	31.74	—

Total allowance for loan losses	$7,527	100.00%	100.00%	$6,982	100.00%	100.00%

Securities Investment Activities

     Under Michigan law and regulation, Citizens First has authority to purchase a wide range of investment securities. As a result of federal banking laws, however, financial institutions such as Citizens First may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would not pose a significant risk to the Savings Association Insurance Fund and Citizens First is in compliance with applicable capital standards.

     Citizens First’s Board of Directors has the overall responsibility for Citizens First’s investment portfolio. The Board of Directors has authorized the Investment Committee of the Board of Directors to execute the investment strategies as prescribed by the Board of Directors. The Board of Directors also receives a monthly portfolio report. The Investment Committee is authorized to delegate investment and compliance duties to an Investment consultant and/or Investment Manager. The Investment Manager is authorized to make investment decisions consistent with Citizens First’s investment policy and the recommendations of Citizens First’s Investment Committee and is primarily responsible for daily investment activities.

     The primary objectives of Citizens First’s investment portfolio are to provide liquidity necessary to meet day-to-day, cyclical and long-term requirements for funds; to invest funds not currently needed to fulfill loan demands; and provide a flow of dependable earnings with minimum risk arising from potential changes in interest rates or from concentration of investments in a particular issuer or sector. Investment decisions are based upon Citizens First’s cash and borrowed funds position; the quality, maturity, stability, and earnings of loans; the nature and stability of deposits; and Citizens First’s excess capital.

     Under Citizens First’s investment policy, the investment portfolio is to be composed of investments in marketable obligations in the form of bonds, notes, or debentures which are salable under ordinary circumstances with reasonable promptness at fair value. Citizens First’s investment policy prohibits investment in stock of any corporation or securities which are convertible into stock at the option of the issuer. The policy also prohibits investments in futures, options, private placements, collateralized mortgage obligations and derivatives. Debt securities authorized for investment by the investment policy include U.S. Treasury securities; government agency securities; corporate securities; municipal securities; certificates of deposit; bankers acceptances; demand obligations; repurchase agreements; and commercial paper.

     The investment policy provides that all bonds, when purchased, must be of investment grade as determined by at least one nationally recognized securities rating organization and generally must carry a rating of “A/Mig2” or better or the equivalent or “A1/P1” for commercial paper. Citizens First’s investment policy limits investments in non-U.S. Treasury securities to no more than five percent of the value of the investment portfolio for any one issue and ten percent of the value of the investment portfolio for any one issuer. Also, the total amount of investment securities of the issuer may not exceed twenty percent of Citizens First’s capital, surplus, and subordinated notes and debentures.

     Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Citizens First does not currently use or maintain a trading account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Citizens First currently classifies all of its securities as available for sale.

     At March 31, 2001, Citizens First did not own any securities, other than U.S. Government and agency securities, that had an aggregate book value in excess of 10% of Citizens First’s stockholders’ equity at that date.

     The following table sets forth certain information regarding the amortized cost and fair value of Citizens First’s securities at the dates indicated.

	At March 31,

	2001		2000		1999

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

			(In thousands)
Debt securities available-for-sale:

Obligations of U.S. Treasury and U.S. government agencies	$39,818	$40,898	$47,255	$47,150	$2,003	$2,003

Obligations of state and political subdivisions	10,804	11,339	3,612	3,630	—	—

Corporate Securities	43,326	43,816	43,663	43,508	—	—

Total	93,948	96,053	94,530	94,288	2,003	2,003

Equity securities available-for-sale:

Federal Home Loan Bank stock	6,150	6,150	5,119	5,119	4,546	4,546

Total equity securities available-for-sale	6,150	6,150	5,119	5,119	4,546	4,546

Total debt and equity securities	$100,098	$102,203	$99,649	$99,407	$6,549	$6,549

     The following table sets forth Citizens First’s securities activities for the periods indicated.

	For the Year Ended March 31,

	2001	2000	1999

Securities:

Securities, beginning of period (1)	$99,407	$6,549	$12,469

Purchases	49,537	95,860	824

Sales	(15,516)	—	(6,542)

Maturities	(33,858)	(3,000)	(200)

Increase (decrease) in net premium	286	240	(2)

Increase (decrease) in unrealized gain	2,347	(242)	—

Net increase (decrease) in investment securities	2,796	92,834	(5,920)

Securities, end of period	$102,203	$99,407	$6,549

(1)	Includes securities available-for-sale including those transferred from held-to-maturity concurrently with the adoption of SFAS No. 133 in the period ended March 31, 2000.

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of Citizens First’s debt securities as of March 31, 2001.

	At March 31, 2001

			More than One
			Year
	One Year or Less		to Five Years

		Weighted		Weighted
	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield

	(Dollars in thousands)
Available-for-sale securities:

Municipal securities (1)	$—	—%	$1,541	7.38%

Obligations of the U.S.

Treasury	8,088	6.51	5,071	6.43

Obligations of U.S. government agencies	8,042	6.56	19,697	7.12

Other investments	5,762	7.00	29,824	7.32

Federal Home Loan Bank stock	6,150	8.00	—	—

Total securities at fair value	$28,042	6.95%	$56,133	7.17%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At March 31, 2001

	More than Five
	Years		More than Ten
	to Ten Years		Years		Total

		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Available-for-sale securities:

Municipal securities (1)	$7,879	7.80%	$1,919	7.98%	$11,339	7.77%

Obligations of the U.S.

Treasury	—	—	—	—	13,159	6.48

Obligations of U.S. government agencies	—	—	—	—	27,739	6.96

Other investments	3,749	6.73	4,481	6.61	43,816	7.15

Federal Home Loan Bank stock	—	—	—	—	6,150	8.00

Total securities at fair value	$11,628	7.46%	$6,400	7.02%	$102,203	7.13%

(1)	Weighted average yield data for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

Deposit Activities and Other Sources of Funds

     General. Deposits are the major external source of funds for Citizens First’s lending and other investment activities. In addition, Citizens First generates funds internally from loan principal repayments and prepayments and maturing securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Citizens First may use borrowings from the Federal Home Loan Bank of Indianapolis to compensate for reductions in the availability of funds from other sources. Currently, Citizens First has no other borrowing arrangements aside from the Federal Home Loan Bank.

     Deposit Accounts. Nearly all of Citizens First’s depositors reside in Michigan. Citizens First offers a wide variety of deposit accounts with a range of interest rates and terms. Citizens First’s deposit accounts consist of a variety of savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of Citizens First’s certificate of deposit accounts range from seven days to six years. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. Citizens First reviews its deposit mix on a monthly basis and its pricing weekly.

     In October 1999, Citizens First began offering a wide range of commercial deposit products and checking accounts to cities, towns and municipal school districts located within Citizens First’s primary market area. At March 31, 2001, Citizens First was working with approximately 12 municipalities. At March 31, 2001, these entities accounted for approximately $24.0 million of Citizens First’s certificate of deposits and $2.0 million of Citizens First’s NOW accounts. Such municipal and governmental deposits tend to be more interest rate sensitive than other consumer deposit accounts and are typically subject to competitive bidding processes. Additionally, the balance of such deposit accounts tend to fluctuate more than consumer deposit accounts due to the budgeting and tax collection timing of the municipal entity. Accordingly, such municipal deposits tend to be more volatile than consumer deposits and no assurance can be made that Citizens First will be able to maintain the levels of such accounts in future periods.

     Citizens First believes it is competitive in the interest rates it offers on its deposit products. Citizens First determines the rates paid based on a number of factors, including rates paid by competitors, Citizens First’s need for funds and cost of funds, borrowing costs and movements of market interest rates. Citizens First does not utilize brokers to obtain deposits and at March 31, 2001 had no brokered deposits.

     In the unlikely event Citizens First is liquidated after the conversion, depositors will be entitled to full payment of their deposit accounts before any payment is made to Citizens First Bancorp as the sole stockholder of Citizens First.

     The following table presents the deposit activity of Citizens First for the periods indicated:

	For the Year Ended March 31,

	2001	2000	1999

Beginning balance	$601,008	$526,840	$503,445

Increase (decrease) before interest credited	(47,184)	50,698	1,505

Interest credited	27,457	23,470	21,890

Net (decrease) increase	(19,727)	74,168	23,395

Ending balance	$581,281	$601,008	$526,840

     At March 31, 2001, Citizens First had $67.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate

	(Dollars in thousands)
Three months or less	$35,697	5.90%

Over 3 through 6 months	7,636	5.93

Over 6 through 12 months	9,079	5.95

Over 12 months	15,350	6.61

Total	$67,762	6.07

     The following table presents by various rate categories, the amount of certificates of deposit outstanding at the dates indicated and the periods to maturity of the certificates of deposit outstanding at March 31, 2001.

	Period to Maturity from March 31, 2001				At March 31,

	Less	One	Two	Over
	than One	to Two	to Three	Three
	Year	Years	Years	Years	2001	2000	1999

			(Dollars in thousands)
Certificates of deposit:

0 to 2.00%	$320	$—	$—	$—	$320	$4,562	$1

2.01 to 4.00%	16,957	469	3	—	17,429	22,020	—

4.01 to 5.00%	25,917	2,770	1,432	2,538	32,657	53,981	128,932

5.01 to 6.00%	65,975	7,529	2,936	9,614	86,054	162,295	79,831

6.01 to 7.00%	108,105	33,208	2,490	26,129	169,932	81,732	53,730

7.01 to 8.00%	273	5,578	—	2,565	8,416	73	67

Over 8.00%	—	—	—	—	—	—	51

Total certificates accounts	$217,547	$49,554	$6,861	$40,846	$314,808	$324,663	$262,612

     Borrowings. Citizens First has the ability to use advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Indianapolis, Citizens First is required to own capital stock in the Federal Home Loan Bank of Indianapolis and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At March 31, 2001, Citizens First had the ability to borrow a total of approximately $315.5 million from the Federal Home Loan Bank of Indianapolis, of which $114.9 million was borrowed at such date.

     The following table presents certain information regarding Citizens First’s borrowed funds at or for the periods ended on the dates indicated:

	Year Ended March 31,

	2001	2000	1999

Federal Home Loan Bank advances and other borrowings:

Average balance outstanding	$90,345	$72,675	$48,151

Maximum amount outstanding at any month-end during the period	115,004	97,370	54,267

Balance outstanding at end of period	114,931	70,502	54,267

Weighted average interest rate during the period	6.34%	5.94%	6.30%

Weighted average interest rate end of period	6.35%	6.08%	5.91%

Personnel

     As of March 31, 2001, Citizens First had 215 full-time employees and 15 part-time employees, none of whom is represented by a collective bargaining unit. Citizens First believes its relationship with its employees is good.

Trust Services

     Established in 1999, Citizens First maintains the Asset Management and Trust Department which provides trust and investment services to individuals, partnerships, corporations and institutions and also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The trust department allows the Bank to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Citizens First’s operating strategy, Citizens First will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. Citizens First has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At March 31, 2001, the trust department managed 158 accounts with aggregate assets of $63.0 million, of which the largest relationship totaled $24.0 million, or 38.1% of the trust department’s total assets.

Subsidiaries

     Citizens Financial Services, Inc. Citizens Financial Services, Inc., formerly 525 Riverside Corporation, was established in 1974 as a service corporation. Although Citizens Financial Services previously participated in real estate development currently it only has an investment in the stock of a life insurance company and acts as the parent corporation for CFS Appraisal Company, CFS Survey L.L.C. and CFS Title Agency, which together provide a wide range of service for customers of Citizens First. CFS Appraisal Company, established in 1995, primarily handles appraisal business for Citizens First and on occasion, for third parties. CFS Survey L.L.C., was established in 1999 to complete mortgage survey reports for Citizens First. CFS Title Agency was established in 1998 as a joint venture between Citizens First and Lawyers Title Insurance Agency, a Virginia corporation, to provide title insurance for customers of Citizens First. Citizens Financial Services also offers through its insurance agency, CFS Insurance Agency, a variety of life insurance and annuity products and may in the future offer other personal insurance products through an affiliation arrangement with a third party insurance agency. At March 31, 2001, Citizens Financial Services had assets totaling $1.5 million. For the years ended March 31, 2001 and March 31, 2000, Citizens Financial Services had generated net income after taxes of $206,000 and $167,000, respectively.

REGULATION AND SUPERVISION

General

     As a savings and loan holding company, Citizens First Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Citizens First is a Michigan-chartered state savings bank and a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Commissioner of the Michigan Office of Financial and Insurance Services and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Citizens First’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Michigan Office of Financial and Insurance Services or the U.S. Congress, could have a material adverse impact on Citizens First Bancorp, Citizens First and their operations. Certain of the regulatory requirements applicable to Citizens First and to Citizens First Bancorp are referred to below or elsewhere in this Form 10-K. The description of statutory provisions and regulations applicable to savings institutions and their holding companies included in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Citizens First and Citizens First Bancorp.

Michigan Bank Regulation

     Michigan savings banks are regulated and supervised by the Commissioner of the Michigan Office of Financial and Insurance Services. Michigan-chartered savings banks are subject to annual examination by the Michigan Commissioner either with or without notice. The approval of the Michigan Commissioner is required for certain activities for a savings bank to merge with another institution, to reorganize, to issue stock or to undertake many other activities.

     Certain powers that Michigan-chartered savings banks can exercise under the law are summarized below.

     Business Activities. The activities of state savings banks are governed by state law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage. In particular, many types of lending authority for state institutions e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

     Loans to One Borrower. Michigan law provides that stock savings banks may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the stock savings bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the bank’s board of directors is granted. If the Michigan Commissioner determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit of that group shall be combined. At March 31, 2001, Citizens First did not have any loans with one borrower that exceeded its regulatory limit.

     A number of loans are exempted from the above limitations. They include among others loans on commercial paper, loans to financial institutions, and loans secured by bonds, notes and certificates of indebtedness.

     Dividends. Dividends may be paid out of a Michigan-chartered savings bank’s net income then on hand after deducting all debts. A Michigan savings bank may only pay dividends on its common stock if the savings bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus. A savings bank with the approval of the Michigan Commissioner and by a vote of shareholders owning 2/3 of the stock entitled to vote may increase its capital stock by a declaration of a stock dividend on the capital stock. A savings bank may pay dividends on its preferred stock at a rate as may be applicable without limitation. Federal law may affect also affect the ability of a Michigan savings bank to pay dividends, as described below.

     Branching Activities. Michigan savings banks, such as Citizens First, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Michigan Banking Commissioner and the Federal Deposit Insurance Corporation).

     Commissioner Assessments. Michigan savings banks are required to pay supervisory fees to the Michigan Commissioner to fund the operations of the Michigan Banking Commissioner. The amount of supervisory fees paid by a bank is based upon a formula involving the bank’s total assets, as reported to the Michigan Commissioner. The assessments for the fiscal year ended March 31, 2001 totalled $42,000.

     Enforcement. Under Michigan law, the Michigan Commissioner has broad enforcement authority over state chartered banks and, under certain circumstances, affiliated parties, insiders, and agents. If a Michigan savings bank does not operate in accordance with the regulations, policies and directives of the Michigan Commissioner or is engaging, has engaged, or is about to engage in an unsafe or unsound practice in conducting the business of the bank, the Michigan Commissioner may issue and serve upon the bank a notice of charges with respect to the practice or violation. The Michigan Commissioner’s enforcement authority includes: cease and desist orders, receivership, conservatorship, removal and suspension of officers and directors, assessment of monetary penalties, emergency closures, liquidation, and the power to issue orders and declaratory rulings to enforce the Savings Bank Act provisions.

Federal Regulation

     Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally-insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Citizens First, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

     Citizens First must also comply with the Federal Deposit Insurance Corporation risk-based capital guidelines. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weighting of 100%.

     State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments.

     The Federal Deposit Insurance Corporation has adopted a regulation providing it will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy.

     Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal banking authorities take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Federal Deposit Insurance Corporation is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Federal Deposit Insurance Corporation within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Federal Deposit Insurance Corporation could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The Federal Deposit Insurance Corporation may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the Federal Deposit Insurance Corporation. In addition, the Federal Deposit Insurance Corporation may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial condition of the bank, to be an unsafe and unsound banking practice.

     Insurance of Deposit Accounts. Citizens First is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. Beginning January 1, 2000, these assessments were shared by the Savings Association Insurance Fund and the Bank Insurance Fund members. During calendar 2000, these assessments approximated 2.07 basis points.

     The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Citizens First. Management cannot predict what insurance assessment rates will be in the future.

     Transactions with Related Parties. Citizens First’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including Citizens First Bancorp and its non-savings institution subsidiaries) is limited by federal law. Federal law places quantitative restrictions on such transactions and imposes specified collateral requirements for certain transactions. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

     Citizens First’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is also governed by federal law. Among other restrictions, such loans are generally required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that a savings institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard.

     Investment Activities. Since the enactment of the Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than direct equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Savings Association Insurance Fund.

     Interstate Branching. Beginning June 1, 1997, federal law permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The law also permitted a state to “opt in” to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to “opt out” of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Michigan did not “opt out” of the provisions of the Interstate Banking Act. Accordingly, beginning June 1, 1997, a Michigan savings bank, such as Citizens First, could acquire an institution by merger in a state other than Michigan unless the other state had opted out. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

     Federal Enforcement. The Federal Deposit Insurance Corporation has primary federal enforcement responsibility over state non-member banks, such as Citizens First, and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

     Citizens First is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Citizens First, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Citizens First was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2001 of $6.2 million.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Citizens First complies with the foregoing requirements.

Holding Company Regulation

     Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act. Such election allows its holding company to be regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. Citizens First has made such election and is regulated as a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Citizens First Bancorp is registered with the Office of Thrift Supervision and has adhered to the Office of Thrift Supervision’s regulations, reporting requirements and examination and enforcement authority. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

     Citizens First Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Unitary savings and loan holding companies not existing or applied for before May 4, 1999, such as Citizens First Bancorp, are restricted to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the holding company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary institutions as previously described. Citizens First must notify the Office of Thrift Supervision 30 days before declaring any dividend to Citizens First Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     QTL Test. To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), Citizens First must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, Citizens First must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2001, Citizens First met the qualified thrift lender test.

     Change in Bank Control Act. The acquisition of 10% or more of the outstanding common stock of Citizens First Bancorp may trigger the provisions of the Change in Bank Control Act. The Change in Bank Control Act generally requires persons (including companies) who at any time intend to acquire control of a savings and loan holding company to provide 60 days prior written notice and certain financial and other information to the Office of Thrift Supervision. The statute and underlying regulations authorize the Office of Thrift Supervision to disapprove a proposed acquisition on certain specified grounds.

     Under certain circumstances, a similar filing may be necessary with the Federal Deposit Insurance Corporation prior to the acquisition of indirect control of Citizens First.

     Regulatory and Legislative Change. Citizens First and Citizens First Bancorp are extensively regulated and supervised. Regulations, which affect Citizens First on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the State, of Michigan, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material impact on Citizens First Bancorp, Citizens First, its operations or the conversion.

Federal Securities Laws

     Citizens First Bancorp has filed with the Securities and Exchange Commission a registration statement under the Securities Act for the registration of the common stock to be issued in the conversion. Upon completion of the conversion, Citizens First Bancorp’s common stock will be registered with the Securities and Exchange Commission under the Securities Exchange Act. Citizens First Bancorp will then have to observe the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

     The registration under the Securities Act of shares of the common stock to be issued in the conversion does not cover the resale of those shares. Shares of the common stock purchased by persons who are not affiliates of Citizens First Bancorp may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of Citizens First Bancorp. As defined under Rule 144, an affiliate of Citizens First Bancorp is a person that directly or indirectly controls, is controlled by, or is under common control with Citizens First Bancorp. Generally, executive officers and directors will be considered affiliates of Citizens First Bancorp. If Citizens First Bancorp meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of Citizens First Bancorp which complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of Citizens First Bancorp or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by Citizens First Bancorp to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

FEDERAL AND STATE TAXATION

Federal Income Taxation

     General. Citizens First Bancorp and Citizens First intend to report their income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to Citizens First Bancorp and Citizens First in the same manner as to other corporations with some exceptions, including particularly Citizens First’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Citizens First or Citizens First Bancorp. Citizens First’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2001 tax year, Citizens First’s maximum federal income tax rate was 34%.

     Bad Debt Reserves. For fiscal years beginning before December 31, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $6.6 million of Citizens First’s accumulated bad debt reserves would not be recaptured into taxable income unless Citizens First makes a “non-dividend distribution” to Citizens First Bancorp as described below.

     Distributions. If Citizens First makes “non-dividend distributions” to Citizens First Bancorp, they will be considered to have been made from Citizens First’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1988, to the extent of the “non-dividend distributions,” and then from Citizens First’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Citizens First’s taxable income. Non-dividend distributions include distributions in excess of Citizens First’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Citizens First’s current or accumulated earnings and profits will not be so included in Citizens First’s taxable income.

     The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Citizens First makes a non-dividend distribution to Citizens First Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Citizens First does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

     The State of Michigan imposes a Single Business Tax (the “SBT”), which is an annual value-added tax imposed on the privilege of doing business in the state. Every person with business activity in Michigan is subject to the tax. Most organizations exempt from federal income tax are also exempt from the SBT. The major components of the SBT are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income. For tax years beginning before 2000, the SBT base is decreased by the cost of depreciable tangible assets acquired during the year. For tax years beginning after 1999, an investment tax credit is claimed for the acquisition of depreciable tangible assets. Effective January 1, 1999, the SBT rate is 2.2% and will be phased out during a 23-year period.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. PROPERTIES

     Citizens First currently conducts its business through its main office located in Port Huron, Michigan, and thirteen other full-service banking offices, all of which it owns. Citizens First also operates ATM machines at six other locations.

		Net Book Value
		of Property
	Original	or Leasehold
	Year	Improvements at
Location	Acquired	March 31, 2001

		(In thousands)
Main/Executive Office:
525 Water Street Port Huron, Michigan 48060	1978	$2,163

Branch Offices:

1527 Hancock Port Huron, Michigan 48060	1971	88

48 S. Elk Street Sandusky, Michigan 48471	1972	69

123 N. Port Crescent Bad Axe, Michigan 48413	1973	99

270 Clinton Avenue St. Clair, Michigan 48079	1974	127

301 Summer Street Algonac, Michigan 48001	1975	132

380 N. Cedar Street Imlay City, Michigan 48444	1975	86

2015 Gratiot Boulevard Marysville, Michigan 48040	1976	99

3136 Lapeer Road Port Huron, Michigan 48060	1976	136

37 N. Howard Croswell, Michigan 48422	1980	52
204 S. Huron Harbor Beach, Michigan 48441	1980	57

210 S. Parker Marine City, Michigan 48039	1987	202

807 S. Main Street Lapeer, Michigan 48446	1993	304

4778 24th Avenue Fort Gratiot, Michigan 48060	1998	1,083

Other Properties:

550 Water Street Port Huron, Michigan 48060(1)	1986	50

555 Water Street Port Huron, Michigan 48060(2)	1998	850

500 Water Street Port Huron, Michigan 48060(3)	2000	348

Total		$5,945

(1)	The property consists of a drive-up ATM facility.

(2)	The property houses Citizens First’s trust and financial services operations.

(3)	The property consists of a drive-up banking center.

ITEM  3. LEGAL PROCEEDINGS

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock has been quoted on the Nasdaq National Market under the symbol “CTZN” since March 7, 2001. As of June 15, 2001, the Company had approximately 1,308 holders of record. The high and low bid information for the quarter ended March 31, 2001 was $13.563 and $12.813, respectively.

     As of March 31, 2001, the Company had not declared any dividends. The Board of Directors of the Company has authority to declare dividends, subject to statutory and regulatory requirements. In the future, the Board of Directors intends to consider a policy of paying cash or stock dividends on the common stock. However, no decision has been made with respect to the amount or frequency of any dividend payments. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to the Company or the Bank, capital requirements, regulatory limitations, the Company’s and the Bank’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

ITEM  6.  SELECTED FINANCIAL DATA

     The selected consolidated financial and other data of Citizens First set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of Citizens First and Notes thereto presented elsewhere in this Form 10-K.

	At March 31,

	2001	2000	1999	1998	1997

			(In thousands)
Selected Consolidated Financial Data:

Total assets	$855,866	$741,570	$645,756	$605,951	$552,386

Cash and cash equivalents	53,618	45,182	16,264	21,184	28,226

Loans, net (1)	672,449	568,503	590,637	548,893	489,108

Securities available-for-sale (2)	96,053	99,407	6,549	12,469	6,464

Deposits	581,281	601,008	526,840	503,445	457,540

FHLB advances	114,931	70,502	54,267	41,610	41,800

Total equity	149,721	63,259	57,513	55,138	47,410

Real estate owned, net	282	80	75	75	—

Total nonperforming assets	2,029	1,326	939	1,436	681

	For the Year Ended March 31,

	2001	2000	1999	1998	1997

			(In thousands)
Selected Operating Data:

Total interest income	$60,517	$51,928	$49,764	$46,222	$40,594

Total interest expense	34,112	27,063	26,240	25,095	21,926

Net interest income	26,405	24,865	23,524	21,127	18,668

Provision for loan losses	780	(483)	3,800	714	757

Net interest income after provision for loan losses	25,625	25,348	19,724	20,413	17,911

Noninterest income:

Net gain on sale of securities	89	—	6,082	859	—

Other	3,179	(314)	3,949	2,324	2,199

Noninterest expense	24,742	16,248	22,612	14,718	15,607

Income before income taxes	4,151	8,786	7,143	8,878	4,503

Income taxes	965	2,880	539	2,669	1,619

Net income	$3,186	$5,906	$6,604	$6,209	$2,884

(See footnotes on next page)

	At or For the Year Ended March 31,

	2001	2000	1999	1998	1997

Selected Operating Ratios and Other Data (3):

Performance Ratios:

Average yield on interest- earning assets (4)	7.78%	7.97%	7.87%	7.79%	7.90%

Average rate paid on interest-bearing liabilities	4.77	4.44	4.62	4.75	4.75

Average interest rate spread (5)	3.01	3.53	3.25	3.04	3.15

Net interest margin (6)	3.40	3.82	3.72	3.56	3.43

Ratio of interest-earning assets to interest-bearing liabilities	108.68	106.90	111.30	112.25	111.08

Net interest income after provision for loan losses to noninterest expense	103.57	156.01	87.23	138.69	114.76

Noninterest expense as a percent of average assets	3.04	2.35	3.46	2.38	2.86

Return on average assets	0.39	0.85	1.01	1.01	0.53

Return on average equity	4.15	9.35	12.29	12.11	6.32

Ratio of average equity to average assets	9.42	9.11	8.23	8.30	8.35

Regulatory Capital Ratios:

Leverage capital ratio	16.7	8.50	8.80	8.30	7.40

Risk-based capital ratio	24.4	13.10	14.20	13.50	12.20

Asset Quality Ratios:

Nonperforming loans and troubled debt restructurings as a percent of total loans (7)	0.26	0.22	0.14	0.24	0.14

Nonperforming assets and troubled debt restructurings as a percent of total assets (8)	0.21	0.18	0.15	0.24	0.12

Allowance for loan losses as a percent of total loans	1.58	1.80	1.85	1.35	1.40

Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings (1) (7)	598.40	839.57	1,281.78	553.06	1,025.28

Net loans charged-off to average interest-earning loans	0.06	0.04	0.03	0.03	0.03

Full service offices at end of period	14	14	14	13	13

(1)	Loans, net, represents gross loans receivable net of the allowance for loan losses, loans in process and deferred loan origination fees. The allowance for loan losses at March 31, 2001, 2000, 1999, 1998 and 1997 was $10.8 million, $10.4 million, $11.2 million, $7.5 million and $7.0 million, respectively.

(2)	Citizens First adopted SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” during fiscal 1994. Concurrently with the adoption of SFAS No. 133 in March of 2000, all held-to-maturity investments were transferred to available-for-sale classification.

(3)	Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.

(4)	Calculations of yield for 2001, 2000 and 1999 are presented on a taxable equivalent basis using the combined Federal and state income tax rate of 34% for 2001, 2000 and 1999.

(5)	The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(6)	The net interest margin represents net interest income as a percent of average interest-earning assets.

(7)	Nonperforming loans consist of all nonaccrual loans and all other loans 90 days or more past due. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest.

(8)	Nonperforming assets consist of nonperforming loans, other repossessed assets and real estate owned.

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Forward-Looking Statements

     This Annual Report on Form 10-K contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Operating Strategy

     Citizens First is an independent, community-oriented savings bank, delivering quality customer service and offering a wide range of deposit, loan and investment products to its customers. In recent years, Citizens First’s strategy has been to enhance profitability through controlled balance sheet growth and broader diversification of its loan products and portfolio. Beginning in 1995, Citizens First determined that it would originate all of its fixed-rate one- to four-family loans for sale. Also, during that time, Citizens First emphasized the origination of residential, commercial real estate loans, home equity loans, automobile and other consumer loans, increasing sources of noninterest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, Citizens First has sought to:

•	Operate as a full service community bank by expanding the services and products it offers, particularly its commercial business products and deposit products offered to local municipalities and government organizations.

•	Provide superior customer service and innovative products by expanding delivery systems through the use of new technology, increasing the functionality of its ATM network and expanding the capability of its call center.

•	Increase fee income by broadening non-depository product offerings and services, including expansion of its trust services, and expanding the offering of insurance products through its current insurance agency subsidiary and a future potential affiliation with another insurance agency.

•	Restructure its balance sheet and loan portfolio composition by generally selling fixed-rate one- to four-family mortgage loans and retaining adjustable-rate loans to better position itself for changes in market interest rates.

•	Continue to increase its emphasis on high quality commercial, commercial real estate and consumer loans to increase the yields earned on its overall loan portfolio, without incurring unacceptable credit risk.

•	Increase its consumer lending presence by originating automobile loans on a direct and indirect basis.

•	Control credit risk by continuing to employ conservative underwriting standards to minimize the level of new problem assets.

•	Manage interest rate risk by emphasizing investments in shorter-term loans and investment securities.

Comparison of Financial Condition at March 31, 2001 and 2000

     Total assets increased $114.3 million, or 15.4%, to $855.9 million at March 31, 2001 from $741.6 million at March 31, 2000, primarily due to a $103.9 million, or 18.3%, increase in loans and a $8.4 million, or 18.7%, increase in cash and cash equivalents, which was offset, in part by a $3.7 million decrease in loans held for sale. The increase in cash and cash equivalents primarily reflects the investment of proceeds from the conversion of the Bank to a stock institution in March 2001 into deposits in other depository institutions, which increased $13.2 million, and short-term securities, which increased by $1.8 million. Citizens First’s net loans to assets ratio at March 31, 2000 was 76.7% compared to 91.5% at March 31, 1999. The increase in loans was due primarily to a $39.0 million increase in one-to-four family loans to $380.4 million. Commercial real estate loans increased $13.7 million to $97.2 million, home equity loans increased $12.5 million to $69.5 million, vehicle loans, which include automobiles, mobile homes and other recreational vehicles, increased $14.4 million to $55.5 million and commercial loans increased $20.4 million to $39.2 million. Accrued interest receivable increased $2.9 million, or 22.4%, to $16.2 million at March 31, 2001 from $13.3 million at March 31, 2000.

     Total liabilities increased $27.8 million, or 4.1%, from $678.3 million at March 31, 2000 to $706.1 million at March 31, 2001. The increase was primarily due to a $44.4 million, or 63.0%, increase in Federal Home Loan Bank advances to $114.9 million at March 31, 2001 from $70.5 million at March 31, 2000 used to fund loan growth. The increase in advances was due primarily to a decrease in other funds available to fund loans. While average total deposits increased from $536.6 million in 2000 to $625.2 million in 2001, the increase was the result of funds from subscribers during the stock conversion. Regular savings accounts grew $3.2 million to $89.4 million, NOW accounts grew $5.7 million to $71.5 million due primarily to growth in business deposit accounts, Money market deposit accounts declined $7.3 million to $98.7 million and certificates of deposit increased $87.0 million to $365.6 million primarily due to an increase in short-term public entity and municipality deposits.

     Nonperforming assets totaled $2.1 million at March 31, 2001 compared to $1.3 million at March 31, 2000, an increase of $766,000, or 57.8%. This increase was primarily due to a $206,000 increase in nonaccruing commercial loans, a $202,000 increase in nonaccruing one- to four-family loans, a $156,000 increase in nonaccruing consumer loans and a $202,000 increase in real estate owned.

     Total equity was $149.7 million at March 31, 2001 compared to $63.3 million at March 31, 2000, an increase of $86.5 million, or 136.7% due to the offering and issuance of 9,526,761 shares of stock providing $81.7 million, net income of $3.2 million and $1.6 million in net unrealized gains in the securities portfolio.

Comparison of Operating Results for the Years Ended March 31, 2001 and 2000

     Net Income. Net income decreased $2.7 million, or 46.1%, to $3.2 million for 2001 from $5.9 million for the previous year, primarily due to a contribution of 705,686 shares of stock, valued at $7.1 million, to fund the creation of Citizens First Foundation, a tax-exempt charitable foundation. Also contributing to this decrease was a $1.3 million increase in the provision for loan loss from a credit of $483,000 in 2000 to $780,000 in 2001. This decrease was offset by a reduction in the federal expense for 2001 due to a $2.9 million deferred tax benefit from the contribution of Citizens First Bancorp stock to Citizens First Foundation and by a $3.3 million increase in mortgage banking activities from a loss of $2.3 million in 2000 due to the one-time sale of a $130.8 million pool of one-to-four family residential mortgage loans to Freddie Mac to a gain of $955,000 in 2001. The combined income impact in 2001 of the nonrecurring transactions related to the contribution to the foundation was approximately $4.7 million. Notwithstanding such transaction, net income would have been $7.8 million, which represents a $1.9 million, or .2%, increase from net income of $5.9 million for 2001.

     Net Interest Income. Net interest income increased by $1.5 million, or 6.2%, to $26.4 million for 2001 from $24.9 million for 2000. Total interest income rose $8.6 million, or 16.5%, to $60.5 million for 2001 from $51.9 million for 2000, offset in part by an $5.6 million, or 5.6%, increase in retail deposit interest expense to $28.4 million for 2001 from $22.7 million for 2000 and a $1.4 million increase in other interest expense to $5.7 million for 2001 from $4.3 million in 2000.

     The increase in interest income was primarily due to a $126.4 million increase in the average balance of interest earning assets, which primarily consisted of a $64.8 million, or 260.0%, increase in the average balance of investment securities, due to the investment of the proceeds from the $130.8 million loan sale in 2000, and a $59.5, or 10.1%, increase in the average balance of loans. A 163 basis point increase in the average yield on investment securities also contributed to this increase due to investments purchased with proceeds from the loan sale in 2000. These increases were offset by a 20 basis point reduction in the average yield on loans primarily due to refinancings because of lower market interest rates.

     The increase in interest expense of $7.1 million was primarily due to a $88.6 million increase in the average balance of retail deposits and a $17.7 million, or 24.3%, increase in average Federal Home Loan Bank advances, coupled with a 32 basis point rate increase on certificates of deposit from 5.28% for 2000 to 5.60% for 2001, attributable to a higher market interest rate environment. The additional advances were used to fund loan growth.

     Provision for Loan Losses. The provision for loan losses increased $1.3 million, or 261.5%, from a credit of $483,000 for fiscal 2000 to a $780,000 provision for fiscal 2001. The addition to the allowance for loan losses for fiscal 2001 reflects management’s determination to maintain the overall loan loss allowance in consideration of its applied methodology, the assessment of the increase in non-accruing loans and the actual growth in the loan portfolio. Even though the increase in non-accruing one- to four-family loans was partly offset by the better than anticipated performance of commercial real estate, commercial and consumer loans, management felt the increased provision was warranted and considered the increasing origination of those types of loans, which, despite better than expected performance, bear a higher degree of risk than one- to four-family loans. Despite the increased provision, the loan loss allowance as a percentage of total loans decreased from 1.80% at March 31, 2000 to 1.58% at March 31, 2001. The allowance for loan losses as a percentage of nonperforming loans decreased from 839.6% at March 31, 2000 to 598.4% at March 31, 2001.

     Noninterest Income. Noninterest income increased by $3.6 million, or 1,140.8%, from a loss of $314,000 in 2000 to $3.3 million in 2001. The increase was primarily due to a $3.3 million increase in income to mortgage banking activities of $955,000 in 2001 from a $2.3 million loss in 2000 partly due to the $4.5 million loss on the sale of a pool of $130.8 million in mortgage loans in December 1999. Service charge fees increased $291,000, or 21.9%, from $1.3 million in 2000 to $1.6 million in 2001, primarily because of the introduction of a debit card.

     Noninterest Expense. Noninterest expense increased $8.5 million, or 52.3%, to $24.7 million for 2001, compared to $16.3 million for 2000, primarily due to the $6.9 million, or 4,940.7%, increase in contributions after the formation of the Citizens First Foundation. Excluding that contribution, noninterest expense increased $1.4 million, or 8.8%, from $16.3 million for fiscal 2000 to $17.7 million for fiscal 2001. The increase was primarily due to a $936,000, or 12.0%, increase in compensation and benefit expense, a $437,000, or 15.1%, increase in office occupancy and equipment expense due to the purchase of additional space and remodeling costs, a $117,000, or 24.5% increase in statement processing expense offset by a $191,000, or 62.2% decrease in deposit insurance expense and $141,000, or 25.7%, decrease in professional fees.

     Income Taxes. Income taxes for the year ended March 31, 2001 were $965,000, a decrease of $1.9 million, or 66.5%, from $2.9 million for the year ended March 31, 2000. The effective tax rates for 2001 and 2000 were 23.3% and 32.8%, respectively. The lower effective tax rate in 2001 was partially attributable to a contribution deduction due to the contribution of Citizens First Bancorp stock in connection with the establishment of Citizens First Foundation. Under the Internal Revenue Code, Citizens First may only deduct up to 10% of its consolidated taxable income before the charitable contribution in any one year. The excess of the deductible amount will be deductible over each of the five succeeding taxable years, subject to a 10% limitation each year.

Comparison of Operating Results for the Years Ended March 31, 2000 and 1999

     Net Income. Net income decreased $698,000, or 10.6%, to $5.9 million for 2000 from $6.6 million for the previous year, primarily due to a normalization in federal tax provisions from year to year due to a $2.3 million deferred tax benefit from the contribution of appreciated Freddie Mac stock to Citizens First Savings Charitable Foundation in 1999. Also contributing to this decrease was a decrease in noninterest income of $10.3 million, or 103.1%, due to a decrease of $6.1 million in gains on appreciated securities and a decrease of $1.1 million in gains on the sale of our investment in a mobile home park. The securities gain in 1999 represented the excess of the market value of the contributed securities over the cost basis of the securities at the date of transfer. The combined income impact in 1999 of the non-recurring transactions related to the contribution to the foundation including the gain on appreciated securities of $6.1 million, contribution expense of $6.2 million and non-taxable treatment of the gain generating a tax benefit of $2.0 million was approximately $1.9 million. A $3.5 million loss from a $130.8 million loan sale in December 1999 in connection with the balance sheet restructuring also contributed to the decrease. These decreases were offset by a credit of $483,000 to the allowance for loan losses and a $6.4 million, or 28.1%, decrease in noninterest expense to $16.2 million for 2000 from $22.6 million for 1999. This decrease was a result of the contribution expense taken in 1999 from the establishment of the charitable foundation.

     Net Interest Income. Net interest income increased by $1.3 million, or 5.7%, to $24.9 million for 2000 from $23.5 million for 1999. Total interest income rose $2.2 million, or 4.4%, to $51.9 million for 2000 from $49.8 million for 1999, offset in part by an $823,000, or 3.14%, increase in interest expense to $27.1 million for 2000 from $23.5 million for 1999. The increase in interest income was primarily due to a $22.7 million increase in the average balance of investment securities and an $11.7 million increase in the average balance of interest-earning deposits, as the funds from the loan sale were invested. A 28 basis point increase in the average yield of loans from 7.98% for 1999 to 8.26% for 2000 also contributed to the increase in net interest income. These increases were offset by a $13.4 million decrease in the average balance of loans due to the loan sales in December 1999 and a 99 basis point decrease in the average yield of investment securities as the proceeds from the loan sales were invested in lower-yielding shorter-term government agency and treasury obligations and corporate funds. The increase in interest expense of $823,000 was primarily due to a $24.5 million increase in the average balance of Federal Home Loan Bank advances, mainly offset by a 37 basis point rate decrease on certificates of deposit from 5.65% for 1999 to 5.28% for 2000, attributable to a lower market interest rate environment. The additional advances were used to fund loan growth.

     Provision for Loan Losses. The provision for loan losses decreased $4.3 million, or 112.7%, from a provision of $3.8 million for fiscal 1999 to a $483,000 credit for fiscal 2000. The adjustment to the allowance for loan losses and corresponding credit for fiscal 2000 reflects management’s determination to decrease the overall loan loss allowance in consideration of the decrease in the loan portfolio due to the sale of a $130.8 million pool of fixed-rate, one- to four-family loans which occurred in December 1999, and the better than expected loss experience for commercial real estate, commercial and consumer loans. Those factors supporting a decreased allowance were partly offset by loan growth and by the increase in non-accruing one- to four-family loans. Even though the increase in non-accruing one- to four-family loans was partly offset by the better than anticipated performance of commercial real estate, commercial and consumer loans, management considered the increasing origination of those types of loans, which, despite better than expected performance, bear a higher degree of risk than one- to four-family loans. Because of continuing loan originations, total loans decreased by only $23.2 million from $603.6 million at March 31, 1999 to $580.3 million at March 31, 2000, despite the sale of the pool of loans. As a result, the loan loss allowance as a percentage of total loans remained stable, decreasing from 1.85% at March 31, 1999 to 1.80% at March 31, 2000. The allowance for loan losses as a percentage of nonperforming loans decreased from 1,281% at March 31, 1999 to 839% at March 31, 2000.

     The amount of the decrease in the allowance for loan losses for fiscal 2000 reflects management’s assessment of loss experience during fiscal 2000 of its commercial real estate, commercial and consumer loans that it believed in 1999 would have experienced greater losses and delinquencies than actually occurred during fiscal 2000. During fiscal 1999, in recognition of its strategy of increasing multi-family real estate, commercial real estate, commercial and consumer (particularly indirect automobile) loans, the overall increase in the risk inherent in a loan portfolio with an increased amount of those types of loans, which generally bear a higher degree of risk than one- to four-family loans, and the relative lack of loss experience with those types of loans, management reevaluated its loan loss allowance methodology. As a result, management determined to increase the loss factors it applied to these types of loans and also determined that it should maintain an overall loan loss allowance which would be at historically higher levels as a percentage of total loans and which would be closer to the loan loss allowance averages maintained by commercial banks operating in Michigan. Based on the revised methodology, the loan loss allowance was increased to $11.1 million, or 1.85% of total loans at March 31, 1999. However, during fiscal 2000, despite an increase in the aggregate balance of commercial real estate, commercial and consumer loans, non-accruing commercial and consumer loans decreased and commercial and consumer loans experienced delinquencies at lower levels than were expected in 1999.

     Noninterest Income. For 2000 noninterest income decreased by $10.3 million, or 103.1% from $10.0 million in 1999 to a loss of $314,000 in 2000. The decrease was primarily due to a $6.1 million decrease in gains on appreciated securities from the formation of the Citizens First Savings Charitable Foundation and a $1.1 million decrease in gains from the sale of an investment in a mobile home park which occurred in 1999. Citizens First also had a $3.5 million, or 295.3%, decrease in noninterest income due to a $4.5 million loss on the sale of a pool of $130.8 million in mortgage loans in December 1999. These loans were sold at market prices to Freddie Mac to assist in reorganizing the balance sheet, manage interest rate risk, and provide liquidity and funding for other lending activities. The substantial majority of the proceeds from the sale of such loans was invested in investment grade securities with shorter maturities than the loans sold and utilized for the origination of consumer loans. Loan sale proceeds were also used to repay FHLB borrowings at such time. The loss on the sale resulted primarily from the market value of the pool of such loans being lower due to higher market interest rates at the time of the sale than the interest rates on such pool of loans. This sale was an unusual sale, not associated with loan sales which occur in the normal course of business. Citizens First generally does not sell loans from its portfolio and generally only originates one- to four-family mortgage loans with maturities or repricing periods of 15 years or more for sale and sells such loans at the time of origination. The decreases in noninterest income due to the loss on the loan sale and decrease in gains on appreciated securities were offset, in part, by an increase in service charge fees which increased $290,000, or 17.0%, due to increased volume, primarily in commercial deposit accounts.

     Noninterest Expense. Noninterest expense decreased $6.4 million, or 28.1%, to $16.2 million for 2000, compared to $22.6 million for 1999, primarily due to the $6.1 million, or 97.8%, decrease in contributions after the formation of the Citizens First Savings Charitable Foundation. Excluding that contribution, noninterest expense decreased $125,000, or 0.8% from $16.4 million for fiscal 1999 to $16.2 million for fiscal 2000. The decrease was primarily due to a $646,000, or 18.3%, decrease in office occupancy and equipment expense due to a $600,000 write-off related to obsolete or missing equipment. The increased reorganization expenses in 1999 was primarily due to equipment purchases made in connection with the reorganization and the write-off of outdated equipment. A $305,000, or 39.5%, decrease in appraisal fees due to a decrease in mortgage loan application volume also contributed to this decrease. These decreases were offset by a $620,000, or 8.7%, increase in compensation and benefits expense.

     Income Taxes. Income taxes for the year ended March 31, 2000 were $2.9 million, an increase of $2.3 million, or 434.3%, from $539,000 for the year ended March 31, 1999. The effective tax rates for 2000 and 1999 were 32.8% and 7.6%, respectively. The lower effective tax rate in 1999 was partially attributable to a contribution deduction of appreciated Freddie Mac securities in connection with the establishment of Citizens First Savings Charitable Foundation. Under the Internal Revenue Code, Citizens First may only deduct up to 10% of its consolidated taxable income before the charitable contribution in any one year. The excess of the deductible amount will be deductible over each of the five succeeding taxable years, subject to a 10% limitation each year.

Average Balances, Interest and Average Yields/Cost

     The following table presents certain information for the years indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the years indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the years presented. Average balances were derived from monthly balances.

	For the Fiscal Years Ended March 31,

	2001			2000

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:

Loans (1)	$651,084	$52,491	8.06%	$591,549	$48,839	8.26%

Securities (2)	89,742	6,080	6.77	24,928	1,281	5.14

Federal Home Loan Bank stock	5,651	345	6.11	5,586	326	5.84

Federal funds sold	1,193	64	5.37	2,928	151	5.16

Interest-earning deposits	30,056	1,537	5.11	26,345	1,331	5.05

Total interest-earning assets	777,726	60,517	7.78	651,336	51,928	7.97

Noninterest-earning assets	37,420			41,492

Total assets	$815,146			$692,828

Interest-bearing liabilities:

Deposits:

Savings accounts	$89,418	2,136	2.38	$86,199	2,053	2.38

NOW accounts	71,453	1,440	2.02	65,765	1,305	1.98

Money market accounts	98,709	4,338	4.38	105,954	4,669	4.41

Certificates of deposit	365,663	20,471	5.60	278,680	14,718	5.28

Total deposits	625,243	28,387	4.54	536,598	22,745	4.24

Federal Home Loan Bank advances	90,348	5,725	6.34	72,675	4,318	5.94

Total interest-bearing liabilities	715,591	34,112	4.77	609,273	27,063	4.44

Noninterest-bearing deposits	17,567			13,669

Other noninterest-bearing liabilities	5,196			6,735

Total liabilities	738,353			629,677

Equity	76,792			63,151

Total liabilities and equity	$815,146			$692,828

Net interest-earning assets	$62,134			$42,063

Net interest income		$26,405			$24,865

Interest rate spread (3)			3.01%			3.53%

Net interest margin as a percentage of interest-earning assets (4)			3.40%			3.82%

Ratio of interest-earning assets to interest-bearing liabilities			108.68%			106.90%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Fiscal Years Ended March 31,

	1999

			Average
	Average		Yield/
	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:

Loans (1)	$604,987	$48,255	7.98%

Securities (2)	2,204	135	6.13

Federal Home Loan Bank stock	5,583	342	6.13

Federal funds sold	5,097	289	5.67

Interest-earning deposits	14,647	743	5.07

Total interest-earning assets	632,518	49,764	7.87

Noninterest-earning assets	20,569

Total assets	$653,087

Interest-bearing liabilities:

Deposits:

Savings accounts	$83,027	1,929	2.32

NOW accounts	60,037	1,228	2.05

Money market accounts	110,257	4,969	4.51

Certificates of deposit	266,843	15,080	5.65

Total deposits	520,164	23,206	4.46

Federal Home Loan Bank advances	48,151	3,034	6.30

Total interest-bearing liabilities	568,315	26,240	4.62

Noninterest-bearing deposits	11,065

Other noninterest-bearing liabilities	19,978

Total liabilities	599,358

Equity	53,729

Total liabilities and equity	$653,087

Net interest-earning assets	$64,203

Net interest income		$23,524

Interest rate spread (3)			3.25%

Net interest margin as a percentage of interest-earning assets (4)			3.72%

Ratio of interest-earning assets to interest-bearing liabilities			111.30%

(1)	Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Includes investment securities available-for-sale and held-to-maturity.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Citizens First’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change (the sum of the prior columns). The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

	Year Ended			Year Ended
	March 31, 2001			March 31, 2000
	Compared to			Compared to
	Year Ended			Year Ended
	March 31, 2000			March 31, 1999

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

	Rate	Volume	Net	Rate	Volume	Net

	(Dollars in thousands)
Interest-earning assets:

Loans	$(1,266)	$4,918	$3,652	$1,656	$(1,072)	$584

Securities	1,468	3,331	4,799	(246)	1,392	1,146

Federal Home Loan Bank stock	15	4	19	(16)	—	(16)

Federal funds sold	3	(90)	(87)	(15)	(123)	(138)

Interest-earning deposits	19	187	206	(5)	593	588

Total interest-earning assets	239	8,350	8,589	1,374	790	2,164

Interest-bearing liabilities:

Deposits:

Savings accounts	8	77	85	50	74	124

NOW accounts	22	113	135	(40)	117	77

Money market accounts	(12)	(319)	(331)	(106)	(194)	(300)

Certificates of deposit	1,159	4,594	5,753	(1,031)	669	(362)

Total deposits	1,177	4,465	5,642	(1,127)	666	(461)

FHLB advances and other borrowings	357	1,050	1,407	(261)	1,545	1,284

Total interest-bearing liabilities	1,534	5,515	7,049	(1,388)	2,211	823

Increase(decrease) in net interest income	$(1,295)	$2,835	$1,540	$2,762	$(1,421)	$1,341

Liquidity and Capital Resources

     Liquidity is the ability to meet current and future short-term financial obligations. Citizens First further defines liquidity as the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Citizens First’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     Liquidity management is both a daily and long-term responsibility of management. Citizens First adjusts its investments in liquid assets based upon management’s assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations.

     Citizens First’s most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First’s operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and short-term investments totaled $53.6 million and available-for-sale securities totaled $102.2 million. In addition, at March 31, 2001, Citizens First had the ability to borrow a total of approximately $315.5 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $114.9 million.

     The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In fiscal 2001, Citizens First originated $373.1 million of loans and purchased $49.5 million of securities. In fiscal 2000, Citizens First originated $292.5 million of loans and purchased $95.9 million of securities. In fiscal 1999, Citizens First originated $295.8 million of loans and purchased $824,000 of securities.

     Citizens First originates fixed-rate loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. In December 1999, Citizens First sold $130.8 million of mortgage loans for the purpose of reorganizing the balance sheet, managing interest rate risk and providing liquidity. This transaction was unusual and management does not have any current plans to engage in another loan sale of such magnitude.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net decrease in total deposits of $19.7 million and an increase of $74.2 million and $23.4 million for fiscal 2001, 2000 and 1999, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In fiscal 2001, 2000 and 1999 Federal Home Loan Bank advances increased $44.4 million, $16.2 million and $2.7 million, respectively.

     At March 31, 2001, Citizens First had outstanding commitments to originate loans of $175.1 million, $131.4 million of which had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2001 totaled $189.7 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2001, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered “well capitalized” under regulatory guidelines. See note 11 of the notes to the financial statements.

     The capital from the conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Citizens First’s financial condition and results of operations will be enhanced by the capital from the conversion, resulting in increased net interest-earning assets and net income. However, due to the large increase in equity resulting from the capital injection, return on equity will be adversely impacted until that capital can be effectively deployed at market rates, a goal that may take a number of years to achieve.

Impact of New Accounting Standards

     Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” issued in June 1998 (as amended by SFAS No. 137), standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement requires entities to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value, gains and losses, of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reasons for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. The statement was adopted by Citizens First during fiscal year 2000 and did not have a material effect on the consolidated financial position or results of operations.

     Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During September of 2000, Statement of Financial Accounting Standards (SFAS) No. 140 was issued replacing SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement provided accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. In addition, this Statement requires certain disclosures regarding securitized financial assets. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements and does not anticipate a material impact.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management of Interest Rate Risk and Market Risk Analysis

     Qualitative Aspects of Market Risk. Citizens First’s most significant form of market risk is interest rate risk. The principal objectives of Citizens First’s interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given Citizens First’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director’s approved guidelines. Citizens First has an Asset/Liability Management Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of Citizens First.

     Citizens First’s assets include a large amount of fixed-rate mortgage loans. This exposes Citizens First to the risk that during periods of rising interest rates, Citizens First’s interest expense will increase faster than its interest income. In recent years, Citizens First has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and the sale of longer-term, fixed-rate loans; (2) emphasizing shorter term consumer loans; (3) maintaining a high quality portfolio of short to intermediate term securities; (4) maintaining high levels of liquidity; and (5) using Federal Home Loan Bank advances to better structure the maturities of its interest rate sensitive liabilities. Citizens First uses forward sales contracts to protect the value of residential mortgage loans that are being underwritten or warehoused for future sale to investors in the secondary market. Adverse market interest rate changes, between the time that a customer receives a rate-lock commitment and when the fully-funded mortgage loan is sold to an investor, can erode the value of that mortgage. Therefore, Citizens First enters into forward sales contracts to mitigate the interest rate risk associated with the origination and sale of mortgage loans. Citizens First accepts credit risk in forward sales contracts to the extent of nonperformance by a counterparty, in which case Citizens First would be compelled to sell the mortgages to another party at the current market price. The credit exposure of forward sales contracts represents the aggregate value of contracts with a positive fair value. More recently, Citizens First has used some of its excess liquidity to increase its loan portfolio. As liquidity is reduced, Citizens First’s sensitivity to interest rate movements is expected to increase.

     Quantitative Aspects of Market Risk. Citizens First uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The table below sets forth, as of March 31, 2000 estimated net interest income and the estimated changes in Citizens First’s net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and down.

	Estimated Change in Annual Net
Increase/	Interest Income
(Decrease)
in Market	At March 31, 2000
Interest Rates
in Basis Points		$	%
(Rate Shock)	Amount	Change	Change

	(Dollars in thousands)
200	$29,452	$440	1.51%

100	29,451	439	1.51

Static	29,012	—	—

(100)	28,085	(927)	(3.20)

(200)	26,520	(2,492)	(8.59)

     The above table indicates that in the event of a sudden and sustained decline in prevailing market interest rates, Citizens First’s net interest income would be expected to decrease.

     Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on certificates of deposit and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

The notional and estimated fair value of forward sales contracts used to manage risk positions associated with residential mortgage loans were as follows:

	Notional	Estimated
	Amount	Fair Value

	(In thousands)
March 31, 2001	$7,890	$49

March 31, 2000	$880	$5

March 31, 1999	$19,500	$39

     Forward sales contracts as of March 31, 2001 have settlement dates of less than 90 days. The weighted average settlement interest rate for these contracts was 6.81%.

 ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          For the Company's Consolidated Financial Statements, see index on page 55.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Citizens First Bancorp’s Board of Directors consists of five persons divided into three classes, each of which contains approximately one third of the Board. The following persons are the current directors of Citizens First Bancorp:

Name	Term Expires

Marshall J. Campbell	2003

Ronald W. Cooley	2002

Christopher A. Kellerman	2003

Larry J. Moeller, Sr.	2002

Timothy D. Regan	2001

     Information regarding the directors is provided below. Unless otherwise stated, each person has held his current occupation for the last five years. Ages presented are as of March 31, 2001.

     Marshall J. Campbellis the President and Chief Executive Officer of Marshall E. Campbell Company, Inc., a wholesale distributor of industrial and electrical products. Mr. Campbell is also Chairman of the Board of Directors of the Company. Mr. Campbell served as a director of Commercial & Savings Bank of St. Clair for nine years and as a director of its holding company, Seaway Financial Corporation, for three years prior to their sale in 1997. Mr. Campbell also serves as a trustee of Blue Water Health Systems, Inc., the parent corporation of Port Huron Hospital, on whose board he served from 1989 until 1999. Mr. Campbell has also previously served as a trustee to the Port Huron School District and was President of the Board of Education. Age 50. Director since 1997.

     Ronald W. Cooleyis a real estate developer and broker. Mr. Cooley is the principal owner of Cooley Enterprises, a real estate development firm, and a former owner of O’Connor Realty, a real estate brokerage, both of which operate in the Port Huron, Michigan area. Mr. Cooley has served as a Board member and president of the Port Huron/Marysville Chamber of Commerce, Councilman for the City of Marysville and was member of the Board of Directors of a commercial bank located in Port Huron. He is currently an advisory trustee for the St. Clair County Community Foundation. Age 54. Director since 2001.

     Christopher A. Kellerman is the President and a Director of the Star Oil Company, Inc., a gas and oil distributor located in Port Huron, Michigan. Age 58. Director since 1997.

     Larry J. Moeller, Sr. has served as President and Chief Executive Officer of Citizens First since 1998 and as a Director since 1992. Prior to joining Citizens First, Mr. Moeller worked in the Port Huron Area School District for 31 years, including serving as Superintendent of Schools from 1980 until 1997. Mr. Moeller has also been appointed by the Governor to serve on the Education Commission for the State, the State Chapter II Federal Advisory Commission, the Michigan State Tenure Commission and the Michigan Public School Employee Retirement System Board. Age 56.

     Timothy D. Regan has served as Senior Vice President/Controller of Citizens First since 1988 and has been employed by Citizens First since 1983. Mr. Regan has also served as Secretary of Citizens First since 1988. Mr. Regan is Mr. Cutler’s brother-in-law. Age 39. Director since 2001.

Executive Officers Who are Also Not Directors

     The executive officers of Citizens First are elected annually by the Board of Directors and serve at the Board’s discretion. Below is information regarding the executive officers of Citizens First who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2001.

     J. Stephen Armstrong has served as Senior Vice President, Commercial Banking of Citizens First since 1999 and has been employed by Citizens First since 1995. Age 49.

     Randy J. Cutler has served as Senior Vice President, Retail Banking and Branch Operations of Citizens First since 1985 and has been employed by Citizens First since 1977. Mr. Cutler is Mr. Regan’s brother-in-law. Age 45.

     B. Scott Nill has served as Vice President, Human Resources and Planning of Citizens First since 1998. Prior to joining Citizens First, Mr. Nill was the chief executive officer of I.M.P.A.C.T. Corporation, a center for human resources located in Port Huron, Michigan for seven years. Age 49.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended March 31, 2001, with the exception of a late and subsequently amended Form 3 filed by William G. Oldford, Jr., Vice President of the Bank.

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

     Fees.Non-employee directors of Citizens First receive an annual retainer of $6,000 for membership on the Board of Directors. In addition, non-employee directors each receive $400 for each board meeting attended and $300 for each committee meeting attended. Each committee chairman receives $400 for each committee meeting they attend. Additionally, as Chairman of the Board, Mr. Campbell has temporarily assumed Mr. Moeller's responsibilities while Mr. Moeller is on a leave of absence. For these additional services, and in lieu of the above retainer and board fees, Mr. Campbell receives a monthly stipend equivalent to the base salary of the President and CEO. Mr. Campbell’s stipend has been deferred (see “Deferred Fee Arrangements” below), and the deferred amounts were used to buy Citizens First Bancorp shares.

     Deferred Fee Arrangements. Citizens First entered into deferred fee arrangements with all six of its directors to encourage continuity of service on the Board. These arrangements provide that a director may establish a deferral account and elect on an annual basis to defer up to 100% of Board remuneration. Upon the director’s attainment of age 70 and 10 years of service, Citizens First pays the balance of the director’s deferral account, either in a lump sum or in monthly installments, as elected by the director. Upon a change in control of Citizens First, followed by a termination of service, each director will be entitled to receive the balance of the deferral account in either one lump sum payment or in monthly installments over a length of time determined by the director. The deferred fee arrangements also provide the payments of deferral amounts in the case of disability or death. If a director terminates service due to disability, Citizens First will pay the director the deferral account balance as of the termination, in a lump sum or in monthly installments. If the director dies during active service on the Board of Directors, the director’s beneficiary will receive the director’s deferral account balance in the form previously elected by the director (lump sum or monthly installments). Deferred amounts are held in a Rabbi Trust maintained by Citizens First which was amended to permit participants to purchase Citizens First Bancorp stock in the conversion or thereafter with deferred funds. As of March 31, 2001, Citizens First had accrued $1.3 million in liabilities under its deferred fee arrangements with directors.

     Summary Compensation Table. The following information is furnished for the President and Chief Executive Officer and all other officers who received a salary and bonus of $100,000 or more during the year ended March 31, 2001.

	Annual Compensation (1)

	Fiscal			Other Annual	All Other
Name and Position	Year	Salary	Bonus (2)	Compensation (3)	Compensation (4)

Larry J. Moeller, Sr.	2001	$267,000	$146,850	—	$1,333

President and Chief Executive Officer	2000	256,500	142,075	—	1,440

Randy J. Cutler	2001	87,300	35,000	—	1,786

Senior Vice President, Retail Banking	2000	92,830	29,000	—	1,765

Timothy D. Regan	2001	81,000	40,000	—	1,603

Senior Vice President, Controller	2000	81,915	26,000	—	1,558

J. Stephen Armstrong	2001	75,000	30,625	—	1,475

Senior Vice President, Commercial Banking	2000	71,800	23,000	—	1,522

(1)	Compensation information for the fiscal year ended March 31, 1999 has been omitted as Citizens First was neither a public company nor a subsidiary of a public company at that time.

(2)	Fiscal year 2001 bonuses consisted of: (1) $146,850, $24,588, $22,275 and $20,625 for Messrs. Moeller, Cutler, Regan and Armstrong, respectively, for services performed in fiscal 2001; and (2) $0, $10,412, $17,725 and $10,000 for Messrs. Moeller, Cutler, Regan and Armstrong, respectively, for services performed in connection with the Bank’s conversion from mutual to stock form and the Company’s initial public offering on March 7, 2001.

(3)	Does not include the aggregate amount of perquisites and other personal benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.

(4)	Consists of employer contribution to 401(k) plan.

     Employment Agreements. Citizens First has an existing employment agreement with Larry J. Moeller, Sr., to serve as President of Citizens First. The employment agreement provides that Mr. Moeller’s base salary will be reviewed periodically. Mr. Moeller’s current base salary under the employment agreement is $267,000. In addition to the base salary, the employment agreement provides for participation in fringe benefits applicable to executive personnel, social and business memberships commensurate with the office of the president, and reimbursement for business and business travel expenses.

     Currently, there is no employment agreement between Citizens First Bancorp and Mr. Moeller.

     Change in Control Agreements. Citizens First entered into change in control agreements with four senior officers who were not covered by an employment agreement. Each change in control agreement has a term of three years and is renewable on an annual basis. The change in control agreements provide that if involuntary termination, other than for cause, or voluntary termination (upon the occurrence of circumstances specified in the agreements) follows a change in control of Citizens First and Citizens First Bancorp, the officers would be entitled to receive a severance payment equal to three times their average annual compensation (as described in the agreements) for the five most recent taxable years. Citizens First would also continue to pay for the officers’ health and welfare benefits coverage for thirty-six months following termination. If any of the officers were not receiving health or disability coverage at the time of such termination, he could elect to receive such coverage at any time during the thirty-six month period, for the remainder of that period.

     Pension Plan. Citizens First participates in a multiple-employer defined benefit pension plan known as the Financial Institutions Retirement Fund. Generally, salaried employees of Citizens First become members of the pension plan upon the completion of one year of service. Citizens First makes annual contributions to the Financial Institutions Retirement Fund sufficient to fund retirement benefits for its employees, as determined in accordance with a formula set forth in the plan document. Participants generally become vested in their accrued benefits under the pension plan after completing five years of service. Participants are automatically vested at age sixty-five regardless of completed years of employment. In general, accrued benefits under the pension plan, including normal retirement benefits and reduced benefits payable upon early retirement or disability, are based on an individual’s years of benefit service (as described in the plan document) and the average of the participant’s highest five years’ salary. The pension plan also provides lump sum death benefits for participants who die while in active service and after retirement. For participants who die while in active service, the death benefit is equal to one hundred percent of the last twelve months’ salary, plus an additional ten percent of salary for each year of service, up to a maximum of 300% of salary after 20 or more years of service. The lump sum retirement death benefit is twelve times the participant’s annual retirement benefit, less the sum of any payments received by the participant before death.

     The following table indicates the annual retirement benefits that would be payable under the pension plan upon retirement at age 65 to a participant electing to receive his pension benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service. Under the Internal Revenue Code, maximum annual benefits under the pension plan are limited to $127,273 per year and annual compensation for calculation purposes is limited to $170,000 per year for the 2001 calendar year.

	Years of Service
Average Annual
Compensation	5	10	15	20	30+

$50,000	$5,000	$10,000	$15,000	$20,000	$30,000

75,000	7,500	15,000	22,500	30,000	45,000

100,000	10,000	20,000	30,000	40,000	60,000

125,000	12,500	25,000	37,500	50,000	75,000

150,000	15,000	30,000	45,000	60,000	90,000

170,000	17,000	34,000	51,000	68,000	102,000

     Supplemental Executive Retirement Plan.Citizens First currently has a supplemental executive retirement plan agreement with Mr. Moeller. Upon Mr. Moeller’s disability or death, Citizens First has agreed to pay Mr. Moeller or his beneficiaries the sum of $94,000 per year for ten years. Upon Mr. Moeller’s retirement, Citizens First will pay him, or his beneficiary(ies), $94,000 per year for twenty years. In exchange for Citizens First’s promises under this agreement, Mr. Moeller has agreed not to render services, directly or indirectly, or to otherwise engage in any competing business in St. Clair County, Michigan without the prior consent of Citizens First. Citizens First’s commitments under this supplemental executive retirement plan agreement are binding upon successors to Citizens First.

     Citizens First maintains an additional supplemental executive retirement plan to provide benefits to eligible individuals (those designated by the Board of Directors of Citizens First or its affiliates) that cannot be provided under the employee stock ownership plan and the 401(k) Plan as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the employee stock ownership plan and the 401(k) Plan but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Internal Revenue Code, the plan also provides supplemental benefits to designated individuals upon a change of control before the complete scheduled repayment of the employee stock ownership plan loan. Generally, upon such an event, the supplemental executive retirement plan will provide the individual with a benefit equal to what the individual would have received under the employee stock ownership plan had he or she remained employed throughout the term of the employee stock ownership plan loan, less the benefits actually provided under the employee stock ownership plan on behalf of such individual. An individual’s benefits under the supplemental executive retirement plan will generally become payable upon retirement in accordance with the employee stock ownership plan or the 401(k) Plan, or upon the change in control of Citizens First or Citizens First Bancorp with regard to supplemental stock ownership benefit. The Board of Directors has designated Mr. Moeller as a participant in the supplemental executive retirement plan.

     Citizens First may utilize a grantor trust in connection with the supplemental executive retirement plan in order to set funds aside with which to ultimately pay benefits under the plan. The assets of the grantor trust would be subject to the claims of Citizens First’s general creditors in the event of Citizens First’s insolvency until paid to the individual according to the terms of the supplemental executive retirement plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

     The following table provides information as of June 1, 2001, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

	Number of Shares	Percent of Common
Name and Address	Owned	Stock Outstanding

Citizens First Savings Bank Employee Stock Ownership Plan	762,140	8.0%

525 Water Street Port Huron, Michigan 48060

Citizens First Foundation 525 Water Street Port Huron, Michigan 48060	705,686	7.4%

(b)	Security Ownership of Management

     The following table provides information about the shares of Company common stock that may be considered to be owned by each director of the Company, by the executive officers named in the Summary Compensation Table and by all directors and executive officers of the Company as a group as of June 1, 2001. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

	Number of		Percent of
	Shares		Common Stock
Name	Owned		Outstanding (1)

J. Stephen Armstrong	7,333		*

Marshall J. Campbell	78,526	(2)	*

Ronald W. Cooley	50,000	(3)	*

Randy J. Cutler	11,130		*

Christopher A. Kellerman	20,050		*

Larry J. Moeller, Sr.	25,000		*

Timothy D. Regan	20,005	(4)	*

All Executive Officers and Directors as a Group (8 persons)	221,472		2.3%

*	Represents less than 1% of shares outstanding

(1)	Based on 9,526,761 shares of Company common stock outstanding as of June 15, 2001.

(2)	Includes 25,000 shares held by Mr. Campbell’s spouse.

(3)	Includes 25,000 shares held by a partnership in which Mr. Cooley was a one-third interest.

(4)	Includes 5,000 shares held by Mr. Regan’s spouse.

(c)	Management of Citizens First Bancorp knows of no arrangements, including any pledge by any person of securities of Citizens First Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, must not involve more than the normal risk of repayment or present other unfavorable features. Notwithstanding this rule, federal regulations permit Citizens First to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

     Citizens First offers all employees, officers and members of the Board who have completed two years of continuous full-time employment and who satisfy the general underwriting standards of Citizens First, mortgage loans with interest rates of 0.50% below the current interest rates in effect. However, the discounted rate is never less than Citizens First’s cost of funds nor greater than the rate paid for similar loans paid by customers. This reduced rate is available only on the borrower’s primary residence and only once every five years. Additionally, such borrowers receive a reduced service charge and all application and appraisal fees are waived. If the individual leaves the employ of Citizens First, the loan rate reverts to the contract rate in effect at the time the loan was originated.

     Additionally, Citizens First offers all employees, officers and members of the Board who have completed one year of continuous full-time employment and who satisfy the general underwriting standards of Citizens First, consumer loans with interest rates of 0.50% below the current interest rates in effect. However, the discounted rate is never less than Citizens First’s cost of funds nor greater than the rate paid for similar loans paid by customers. Additionally, such borrowers receive a reduced service charge and all application and appraisal fees are waived. If the individual leaves the employ of Citizens First, the loan rate reverts to the contract rate in effect at the time the loan was originated.

     In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Citizens First’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the Board of Directors.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	(1)	Financial Statements

		•	Independent Auditors’ Report
		•	Consolidated Balance Sheets as of March 31, 2001 and 2000
		•	Consolidated Statements of Income or the Years Ended March 31, 2001, 2000 and 1999
		•	Consolidated Statements of Changes in Equity for the Years Ended March 31, 2001, 2000 and 1999
		•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000, and 1999
		•	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

2.1	Amended Plan of Conversion (including the Amended and Restated Articles of Incorporation and Stock Bylaws of Citizens First Savings Bank) (1)

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of Citizens First Bancorp, Inc. (1)

10.1	Form of Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of Citizens First Savings Bank Director's Deferred Fee Agreement (1)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities”

(1)	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on November 3, 2000, Registration No. 333-49234.

     (b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Bancorp, Inc.

Date: June 21, 2001	By:/s/ Marshall J. Campbell Marshall J. Campbell Chairman of the Board and Acting Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

-s- Marshall J. Campbell Marshall J. Campbell	Chairman of the Board and Acting Chief Executive Officer (principal executive officer)	June 21, 2001

-s- Timothy D. Regan Timothy D. Regan	Secretary, Treasurer and Director (principal accounting and financial officer)	June 21, 2001

-s- Larry J. Moeller, Sr. Larry J. Moeller, Sr.	President, Chief Executive Officer and Director	June 21, 2001

-s- Ronald W. Cooley	Director	June 21, 2001

Ronald W. Cooley

-s- Christopher A. Kellerman	Director	June 21, 2001

Christopher A. Kellerman

      Citizens First Bancorp, Inc. and Subsidiary

Contents

Report Letter	F-1

Consolidated Financial Statements

Balance Sheet	F-2

Statement of Income	F-3

Statement of Changes in Equity	F-4

Statement of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6-F-28

Independent Auditor’s Report

To the Board of Directors
Citizens First Bancorp, Inc. and Subsidiary
Port Huron, Michigan

We have audited the accompanying consolidated balance sheet of Citizens First Bancorp, Inc. and subsidiary as of March 31, 2001 and 2000 and the related consolidated statements of income, changes in equity, and cash flows for the three years ended March 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens First Bancorp, Inc. and subsidiary as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the three years ended March 31, 2001, 2000, and 1999 in conformity with generally accepted accounting principles.

Auburn Hills, Michigan
May 18, 2001

Citizens First Bancorp, Inc. and Subsidiary

Consolidated Balance Sheet
(000s omitted)

	March 31

	2001	2000

Assets

Cash and Cash Equivalents

Cash and due from depository institutions	$5,671	$5,194

Interest-bearing deposits in other depository institutions	47,947	34,788

Federal funds sold	—	5,200

Total cash and cash equivalents	53,618	45,182

Securities available for sale (Note 3)	96,053	94,288

Loans held for sale (Note 4)	1,964	5,740

Loans — Net (Note 5)	672,449	568,503

Federal Home Loan Bank stock	6,150	5,119

Accrued interest receivable and other assets (Note 9)	16,240	13,270

Premises and equipment — Net (Note 6)	9,392	9,468

Total assets	$855,866	$741,570

Liabilities and Stockholders’ Equity

Liabilities

Deposits:

Noninterest-bearing	$19,266	$15,867

Interest-bearing (Note 7)	562,015	585,141

Total deposits	581,281	601,008

Federal Home Loan Bank advances (Note 8)	114,931	70,502

Accrued interest and other liabilities	9,933	6,801

Total liabilities	706,145	678,311

Stockholders’ Equity

Preferred stock — $.01 par value; Authorized — 1,000,000 shares —

No shares issued and outstanding	—	—

Common stock — $.01 par value; Authorized — 20,000,000 shares —

Issued and outstanding — 9,526,761 shares at March 31, 2001	95	—

Additional paid-in capital	92,111	—

Unearned compensation — ESOP (Note 10)	(10,479)	—

Retained earnings	66,605	63,419

Accumulated other comprehensive income (loss)	1,389	(160)

Total stockholders’ equity	149,721	63,259

Total liabilities and stockholders’ equity	$855,866	$741,570

See Notes to Consolidated Financial Statements.

Citizens First Bancorp, Inc. and Subsidiary

Consolidated Statement of Income
(000s omitted)

	Year Ended March 31

	2001	2000	1999

Interest Income

Loans	$52,491	$48,839	$48,255

Federal funds sold and other cash equivalents	1,601	1,257	847

Securities:

Tax-exempt	61	17	—

Taxable	6,364	1,815	662

Total interest income	60,517	51,928	49,764

Interest Expense

Deposits	28,387	22,745	23,206

FHLB advances	5,725	4,318	3,034

Total interest expense	34,112	27,063	26,240

Net Interest Income — Before provision for loan losses	26,405	24,865	23,524

Provision for Loan Losses (Note 5)	780	(483)	3,800

Net Interest Income	25,625	25,348	19,724

Noninterest Income (Loss)

Service charges and other fees	1,622	1,331	1,158

Mortgage banking activities	955	(2,307)	1,181

Gain on sale of investment securities	89	—	—

Gain on sale of investment property	—	—	1,065

Gain on contributed investment securities (Note 2)	—	—	6,082

Other	602	662	545

Total noninterest income (loss)	3,268	(314)	10,031

Noninterest Expenses

Compensation, payroll taxes, and employee benefits (Note 10)	8,735	7,799	7,179

Office occupancy and equipment	3,330	2,893	3,539

Deposit insurance premiums	116	307	365

Advertising and business promotion	519	554	483

Stationery, printing, and supplies	1,147	1,018	932

Data processing	448	476	492

Deposit statement preparation and collections	595	478	451

Legal and audit fees	408	549	672

State of Michigan taxes	312	192	453

Contributions (Note 2)	7,057	140	6,239

Appraisal fee	483	468	773

Other	1,592	1,374	1,034

Total noninterest expenses	24,742	16,248	22,612

Income — Before federal income tax expense	4,151	8,786	7,143

Federal Income Tax Expense (Note 9)	965	2,880	539

Net Income	$3,186	$5,906	$6,604

See Notes to Consolidated Financial Statements.

Citizens First Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in Equity
(000s omitted)

					Accumulated
		Additional	Unearned		Other
	Common	Paid-in	Compensation	Retained	Comprehensive
	Stock	Capital	ESOP	Earnings	Income (Loss)	Total

Balance — April 1, 1998	$—	$—	$—	$50,909	$4,229	$55,138

Comprehensive income:

Net income	—	—	—	6,604	—	6,604

Change in net unrealized loss on securities available for sale — Net of tax effect of $2,179	—	—	—	—	(4,229)	(4,229)

Total comprehensive income						2,375

Balance — March 31, 1999	—	—	—	57,513	—	57,513

Comprehensive income:

Net income	—	—	—	5,906	—	5,906

Change in net unrealized loss on securities available for sale — Net of tax effect of $82	—	—	—	—	(160)	(160)

Total comprehensive income						5,746

Balance — March 31, 2000	—	—	—	63,419	(160)	63,259

Issuance of common stock in connection with Bank’s conversion from mutual to stock-owned bank holding company	95	92,111	(10,479)	—	—	81,727

Comprehensive income:

Net income	—	—	—	3,186	—	3,186

Change in net unrealized gain on securities available for sale — Net of tax effect of $798	—	—	—	—	1,549	1,549

Total comprehensive income						4,735

Balance — March 31, 2001	$95	$92,111	$(10,479)	$66,605	$1,389	$149,721

See Notes to Consolidated Financial Statements.

Citizens First Bancorp, Inc. and Subsidiary

Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended March 31

	2001	2000	1999

Cash Flows from Operating Activities

Net income	$3,186	$5,906	$6,604

Adjustments to reconcile net income to net cash from operating activities:

Provision for deferred taxes	2,899	900	(2,296)

Provision for loan losses	780	(483)	3,800

Depreciation	1,161	888	870

(Accretion) amortization	(197)	—	1

Proceeds from sale of mortgage loans held for sale	68,437	188,848	94,233

Origination of mortgage loans held for sale	(64,080)	(186,257)	(98,009)

(Gain) loss on sale of mortgage loans	(581)	4,196	(574)

Gain on sale of investment securities	(89)	—	—

Gain on sale of investment property	—	—	(1,065)

Gain on charitable contribution of securities available for sale	—	—	(6,082)

Charitable contribution of securities available for sale	—	—	6,217

Charitable contributions of company stock	7,057	—	—

Changes in assets and liabilities:

Increase in accrued interest receivable and other assets	(5,869)	(3,320)	(1,270)

Increase (decrease) in accrued interest payable and other liabilities	2,334	(336)	3,556

Net cash provided by operating activities	15,038	10,342	5,985

Cash Flows from Investing Activities

Proceeds from maturities of securities available for sale	33,858	3,000	201

Proceeds from sale of securities available for sale	15,516	—	—

Purchase of FHLB stock	(1,031)	(573)	(824)

Purchase of available-for-sale securities	(48,506)	(95,527)	—

Net (increase) decrease in loans	(104,726)	22,617	(45,544)

Purchases of premises and equipment	(1,085)	(1,344)	(790)

Loan to employee stock ownership plan	(10,479)	—	—

Net cash used in investing activities	(116,453)	(71,827)	(46,957)

Cash Flows from Financing Activities

Net increase (decrease) in deposits	(19,727)	74,168	23,395

Repayment of FHLB advances	(18,571)	(15,800)	(14,600)

Proceeds from FHLB advances	63,000	32,035	27,257

Net proceeds from issuance of common stock	85,149	—	—

Net cash provided by financing activities	109,851	90,403	36,052

Net Increase (Decrease) in Cash and Cash Equivalents	8,436	28,918	(4,920)

Cash and Cash Equivalents — Beginning of year	45,182	16,264	21,184

Cash and Cash Equivalents — End of year	$53,618	$45,182	$16,264

Supplemental Disclosure of Cash Flow Information — Cash paid for

Interest	$33,182	$26,689	$26,290

Federal income taxes	3,425	1,650	3,700

See Notes to Consolidated Financial Statements.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 1 — Summary of Significant Accounting Policies

The accounting and reporting policies of Citizens First Bancorp, Inc. and subsidiary conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Basis of Presentation and Principles of Consolidation — Citizens First Bancorp, Inc. (the “Company”) is a Delaware Corporation and the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The 2001 consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank also includes the accounts of its wholly owned subsidiary, Citizens Financial Services, Inc. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiaries, CFS Insurance Agency, CFS Appraisal, and CFS Survey. Citizens Financial Services, Inc. receives revenue from its three subsidiaries, which provide appraisal, survey, and insurance services to individuals and small businesses in the Port Huron area. All significant intercompany transactions and balances have been eliminated in consolidation.

On March 7, 2001, the Company acquired the Bank. Prior to that time, the Bank existed as a mutual savings bank. In connection with the conversion, the Company issued an aggregate of 9,526,761 shares of its common stock, of which 8,821,075 shares were sold at a purchase price of $10 per share. At that time, 705,686 shares of stock were donated to Citizens First Foundation, a charitable foundation established by the Company. The net offering proceeds, after expenses of $3.1 million, totaled $85.1 million.

Nature of Operations — The Company operates predominately in the mideastern portion of Michigan’s lower peninsula. The Bank’s primary services include accepting deposits, making commercial, consumer, and mortgage loans, and engaging in mortgage banking activities.

The Bank’s loan portfolio is concentrated in residential first-mortgage loans, commercial and commercial real-estate loans, and property improvement loans. The Bank is not dependent upon any single industry or customer.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 1 — Summary of Significant Accounting Policies (Continued)

Securities — Securities are classified as held to maturity when management has the intent and ability to hold them to maturity. Held-to-maturity securities are reported at amortized cost. All other securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of related deferred income taxes included in equity as a component of accumulated other comprehensive income. Federal Home Loan Bank stock is considered a restricted investment security and is carried at cost.

Loan Interest and Fee Income — Loans are generally reported at the principal amount outstanding, net of unearned income. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and included in interest income over the term of the related loan as a yield adjustment.

Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued is reversed. Interest income is subsequently recognized only to the extent of cash payments received. Interest accruals are generally resumed when all delinquent principal and/or interest has been brought current or the loan becomes both well secured and in the process of collection.

Allowance for Loan Losses — The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, and current economic conditions that may affect the borrower’s ability to pay.

Federal Home Loan Bank Stock — The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Indianapolis (FHLB) in an amount equal to at least 1 percent of the unpaid principal balances of the Bank’s residential mortgage loans or .3 percent of its total assets, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

Investment in Joint Venture — Citizens Financial Services, Inc. participated in two joint ventures, both of which were sold during fiscal 1999. The joint ventures were involved in real estate developments and were accounted for under the equity method of accounting. Although the ownership percentages varied, the operating agreements of the joint ventures specified that net income be allocated evenly between the participants.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 1 — Summary of Significant Accounting Policies (Continued)

Premises and Equipment — Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on a straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.

Other Real Estate — Other real estate includes properties acquired through foreclosure or a deed in lieu of foreclosure. Other real estate is recorded in other assets at the lower of its cost, the amount of the loan balance plus unpaid accrued interest at foreclosure, or the current estimated fair value less selling costs. Any write-down of the loan balance to estimated fair value when the property is foreclosed is charged to the allowance for loan losses. Subsequent market write-downs, operating expenses, and gains or losses on disposition of other real estate are charged or credited to other operating expense.

Income Taxes — Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Mortgage Banking Activities — The Bank routinely sells to investors its originated residential mortgage loans. The mortgage loans serviced for others are not included in the consolidated statement of financial condition. Loans serviced for others were approximately $283,900,000 and $293,700,000 at March 31, 2001 and 2000, respectively.

When the Bank acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 1 — Summary of Significant Accounting Policies (Continued)

	2001	2000

	(000s omitted)

Carrying value — Beginning of year	$2,805	$1,519

Originated mortgage servicing rights capitalized	365	1,465

Amortization of mortgage servicing rights	(416)	(179)

Subtotal	2,754	2,805

Impairment valuation allowance	(200)	—

Carrying value — End of year	$2,554	$2,805

The fair value of mortgage servicing rights approximates its carrying value. The impairment valuation allowance increased $200,000 during the year ended March 31, 2001. There was no activity in the impairment valuation allowance for the year ended March 31, 2000.

In the last quarter of fiscal year 2000, the Bank sold one group of loans with a gross loan value of approximately $130,000,000 to increase liquidity and to fund future operations. The Bank realized a net loss of approximately $4,500,000 from this sale.

Off-balance-sheet Instruments Used for Risk Management Purposes — The Bank uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Forward contracts are accounted for on a fair value basis. As a result, the fair value of these instruments is recorded in the consolidated balance sheet with both realized and unrealized gains and losses recognized in noninterest income.

Pension Costs — Pension costs are charged to salaries and employee benefits expense as earned and are funded consistent with the requirements of federal laws and regulations.

Postretirement Benefits — Postretirement benefits are recognized in the consolidated financial statements over the period earned by the employees.

Statement of Cash Flows — For purposes of reporting cash flows, the Bank considers cash and cash equivalents to include cash and amounts due from depository institutions, trust demand notes, and federal funds sold. Generally, federal funds are sold for one-day periods.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 1 — Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income — Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Accumulated other comprehensive income at March 31, 2001, 2000, and 1999 is comprised solely of unrealized gains and losses on available-for-sale securities, net of applicable income taxes. During 1999, the change in net unrealized gains on securities includes reclassification adjustments of $4,014,000 for gains included in income.

Earnings per Share — Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Earnings per share data for the period from March 7, 2001 (the date of conversion) to March 31, 2001 is not meaningful due to the shortness of the period and, accordingly, has not been presented. Earnings per share data does not apply to the periods prior to the conversion, since the Bank was a mutual savings bank with no stock outstanding.

Employee Stock Ownership Plan (ESOP) — Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used to satisfy debt service. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

Derivative Instruments and Hedging Activities — SFAS No. 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS No. 133 was adopted by the Bank during fiscal year 2000 and accordingly, forward contracts used in mortgage banking activities are now accounted for on a fair value basis. Previously, these forward contracts were accounted for at settlement. The adoption of SFAS No. 133 did not have a material effect on the consolidated financial position or results of operations.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 1 — Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements — During September 2000, SFAS No. 140 was issued, replacing SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provided accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this Statement requires certain disclosures regarding securitized financial assets. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements and does not anticipate a material impact.

Trust Assets — Trust assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheet because they are not assets of the Company.

Reclassifications — Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

Note 2 — Charitable Foundation

The Bank created a charitable foundation in 1998. The Bank contributed its shares of Freddie Mac stock to the foundation in 1999 and 1998. The Bank transferred approximately $6,217,000 of the stock to the foundation in 1999. The gain on the contributions of the stock and related contribution expense was recognized in the March 31, 1999 consolidated financial statements. The Bank contributed $140,000 during fiscal year 2000 to cover taxes incurred by the foundation.

Concurrent with the conversion, the Company created the Citizens First Foundation. The Company funded the foundation with Citizens First Bancorp, Inc. common stock equal to 8 percent of the shares sold in the conversion. A total of 705,686 shares were transferred to the foundation. The contribution expense was recognized in the March 31, 2001 consolidated financial statements.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 3 — Securities

The amortized cost and estimated market value of available-for-sale securities are as follows (000s omitted):

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of

U.S. government corporations and agencies	$39,818	$1,080	$—	$40,898

Obligations of state and political subdivisions	10,804	535	—	11,339

Corporate securities	43,326	833	343	43,816

Total available-for-sale securities	$93,948	$2,448	$343	$96,053

	2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of

U.S. government corporations and agencies	$47,255	$—	$105	$47,150

Obligations of state and political subdivisions	3,612	18	—	3,630

Corporate securities	43,663	—	155	43,508

Total available-for-sale securities	$94,530	$18	$260	$94,288

Proceeds from sales of securities were $15,516,000, $0, and $0 for the fiscal years ended March 31, 2001, 2000, and 1999, respectively.

With the adoption of SFAS No. 133 during fiscal year 2000, the Bank transferred securities with a cost and market value of $2,003,000 from held-to-maturity to available-for-sale.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 3 — Securities (Continued)

The amortized cost and estimated market value of available-for-sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	2001

	Amortized	Estimated
	Cost	Market Value

Due in one year or less	$21,494	$21,892

Due in one year through five years	54,854	56,133

Due after five years through ten years	11,305	11,628

Due after ten years	6,295	6,400

Total	$93,948	$96,053

Note 4 — Mortgage Banking Activities

The Bank routinely sells to investors its originated residential mortgage loans. All fixed rate residential mortgages recently originated or financed are identified as held for sale. They are accounted for at the lower of cost or market on an aggregate basis. Loans held for sale are as follows (000s omitted):

	2001	2000

Loans held for sale	$1,969	$5,886

Allowance for lower of cost or market adjustment	(5)	(146)

Total	$1,964	$5,740

The Bank had outstanding forward contracts to sell mortgage loans of approximately $7,890,000 and $880,000 at March 31, 2001 and 2000, respectively.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 5 — Loans

Balances of loans are as follows (000s omitted):

	2001	2000

One- to four-family mortgage	$380,355	$341,308

Commercial real estate	97,215	71,611

Construction	32,732	24,750

Home equity loans and lines of credit	69,449	56,991

Automobile	55,490	41,066

Other consumer	10,458	13,882

Commercial	39,176	30,749

Total loans	684,875	580,357

Less:

Allowance for loan losses	10,831	10,461

Deferred loan origination and other fees	1,595	1,393

Net loans	$672,449	$568,503

Related parties, including senior officers and directors of the Bank, had loans totaling approximately $4,952,000 and $2,963,000 at March 31, 2001 and 2000, respectively. For the years ended March 31, 2001 and 2000, $2,967,000 and $852,000 of new loans were made and repayments totaled $978,000 and $958,000, respectively.

Activity in the allowance for loan losses was as follows (000s omitted):

	2001	2000	1999

Balance — Beginning of year	$10,461	$11,161	$7,527

Provision for loan losses	780	(483)	3,800

Net charge-offs	(410)	(217)	(166)

Balance — End of year	$10,831	$10,461	$11,161

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 5 — Loans (Continued)

The recorded investment in impaired loans at March 31, 2001 and 2000 was $434,000 and $303,000, respectively, for which there was a specific allowance of $245,000 and $0, respectively, for the loan losses. The average recorded investment in impaired loans during 2001 and 2000 was $181,000 and $92,000, respectively.

Note 6 — Premises and Equipment

Premises and equipment were as follows (000s omitted):

	2001	2000

Land	$1,711	$1,711

Office buildings	10,569	9,848

Furniture, fixtures, and equipment	6,504	6,140

Total premises and equipment	18,784	17,699

Less accumulated depreciation	(9,392)	(8,231)

Net carrying amount	$9,392	$9,468

Note 7 — Deposits

Interest-bearing deposit balances are summarized as follows (000s omitted):

	2001	2000

Interest-bearing:

Passbook and savings deposits	$86,032	$88,049

NOW accounts	69,752	65,865

Money market variable rate accounts	91,423	106,564

Certificates of deposit	314,808	324,663

Total interest-bearing	$562,015	$585,141

Certificates of deposit individually exceeding $100,000 were approximately $67,762,000 and $84,580,000 at March 31, 2001 and 2000, respectively.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 7 — Deposits (Continued)

Scheduled annual maturities of certificates of deposit were as follows at March 31, 2001 (000s omitted):

1-12 months	$217,547

13-24 months	49,554

25-36 months	6,861

37-48 months	22,120

49-60 months	11,736

61 months and thereafter	6,990

Total	$314,808

Note 8 — Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank consist of fixed rate advances that bear interest at rates ranging from 4.96 percent to 7.31 percent payable monthly. The advances are collateralized by approximately $478,000,000 and $456,000,000 of mortgage loans and investment securities as of March 31, 2001 and 2000, respectively, under a blanket collateral agreement.

The advances are subject to prepayment penalties subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future maturities of the advances are as follows at March 31, 2001 (000s omitted):

Years Ending
March 31	Amount

2002	$45,216

2003	18,663

2004	5,715

2005	21,196

2006	5,758

2007 and thereafter	18,383

Total	$114,931

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 9 — Federal Income Taxes

The consolidated provision for federal income taxes consisted of the following (000s omitted):

	2001	2000	1999

Current tax expense	$3,864	$1,980	$2,835

Deferred tax expense (benefit)	(2,899)	900	(2,296)

Total income tax expense	$965	$2,880	$539

Federal income tax expense differed from the amounts computed by applying the statutory income tax rate of 34 percent to income before federal income tax expense as a result of the following (000s omitted):

	2001	2000	1999

Statutory rates	$1,411	$2,987	$2,429

Increase (decrease) resulting from:

Nontaxable gain	—	—	(1,852)

Change in valuation allowance	(500)	—	—

Other	54	(107)	(38)

Total income tax expense	$965	$2,880	$539

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 9 — Federal Income Taxes (Continued)

The net deferred tax asset was comprised of the following temporary differences (000s omitted):

	2001	2000

Deferred tax assets:

Allowance for loan losses	$3,539	$3,264

Contribution carryover	3,554	1,594

Depreciation	276	212

Deferred loan fees	371	268

Employee benefits	1,575	1,254

Net unrealized loss on available-for-sale securities	—	82

Other	91	209

Total deferred tax assets	9,406	6,883

Less valuation allowance	—	(500)

Net deferred tax assets	9,406	6,383

Deferred tax liabilities:

Original issue discount	803	788

Mortgage servicing rights	935	954

Installment sale	196	215

Net unrealized gain on available-for-sale securities	716	—

Other	445	216

Total deferred tax liabilities	3,095	2,173

Net deferred tax asset	$6,311	$4,210

The Bank has not recognized a deferred tax liability for tax bad debt reserves of approximately $6,600,000 that existed at December 31, 1987, because it is not expected that this temporary difference will reverse in the foreseeable future.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 10 — Employee Benefits

Defined Benefit Pension Plan - The Bank is a participant in the multiple-employer Financial Institutions Retirement Fund (“FIRF” or the “Plan”), which covers substantially all of its officers and employees. The Plan, for all full-time employees with one year of service, provides benefits based on basic compensation and years of service. The Bank’s contributions are determined by FIRF and generally represent the normal cost of the Plan. Specific Plan assets and accumulated benefit information for the Bank’s portion of the Plan are not available. Under the Employee Retirement Income Security Act of 1974 (ERISA), a contributor to a multiemployer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The Bank has no present intention to withdraw from the Plan. The Bank was fully funded in the Plan as of March 31, 2001. The expense of the Plan allocated to the Bank for the years ended March 31, 2001, 2000, and 1999 amounted to $0.

Defined Contribution Plan - The Company has a qualified savings plan under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who have completed at least one year of service. Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain maximums established by the Internal Revenue Service. The Company will match up to 50 percent of the first 4 percent of the employees’ compensation deferred each year. The Company made matching contributions for the fiscal years 2001 and 2000 of approximately $66,300 and $68,500, respectively.

Supplemental Employee Retirement Plan - In 2000, the Bank entered into an agreement to provide salary continuation supplemental payments at retirement to its president. The agreement is currently unfunded. The amount recorded under the agreement, as determined by accruing the benefit over the expected work life of its president, totaled approximately $950,000 and $635,000 at March 31, 2001 and 2000, respectively. The expense associated with the agreement was $315,000 and $615,000 for the years ended March 31, 2001 and 2000, respectively.

Other Benefits - The Bank has entered into deferred fee arrangements with certain of its directors. The amounts deferred under the arrangements are transferred into a trust. At March 31, 2001 and 2000, the Bank had recorded $1,269,000 and $888,000, respectively, as an asset with a corresponding liability in the consolidated balance sheet.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 10 — Employee Benefits (Continued)

Employee Stock Ownership Plan - Effective January 1, 2001, the Bank implemented an employee stock ownership plan (ESOP). The ESOP covers all employees with more than one year of service who have completed at least 1,000 hours of service and who have attained the age of 21. As part of the conversion, the Company provided a loan to the ESOP, which was used to purchase 762,120 shares of the Company’s outstanding stock in the open market. The loan bears interest equal to the prime rate at the time of conversion and provides for the repayment of principal over the 15-year term of the loan. The scheduled maturities of the loan as of March 31, 2001 are as follows (000s omitted):

Years Ending
March 31	Amount

2002	$304

2003	396

2004	431

2005	469

2006	510

2007 and thereafter	8,369

Total	$10,479

The Company has committed to make contributions to the ESOP sufficient to support debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for the allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $0 for the year ended March 31, 2001.

Shares held by the ESOP include the following at March 31, 2001:

Allocated	—

Committed to be allocated	—

Unallocated	762,120

Total	762,120

The fair value of these shares was approximately $10,145,700 at March 31, 2001.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 11 — Regulatory Matters

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below.

As of March 31, 2001 and 2000, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum capital amounts and ratios must be maintained as shown in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

At March 31, 2001 and 2000, consolidated actual capital levels and minimum required levels were as follows (000s omitted):

			For Capital
	Actual		Adequacy Purposes			To be Well Capitalized

	Amount	Ratio	Amount		Ratio	Amount		Ratio

March 31, 2001:

Total capital (to risk-

weighted assets)	$105,400	17.4%	$48,600	>	8.0%	$60,800	>	10.0%

Tier 1 capital (to risk-

weighted assets)	$103,100	17.0%	$24,300	>	4.0%	$36,500	>	6.0%

Tier 1 capital (to average assets)	$103,100	12.2%	$25,300	>	3.0%	$42,200	>	5.0%

March 31, 2000:

Total capital (to risk-

weighted assets)	$69,100	14.3%	$38,600	>	8.0%	$48,300	>	10.0%

Tier 1 capital (to risk-

weighted assets)	$63,000	13.1%	$19,300	>	4.0%	$28,900	>	6.0%

Tier 1 capital (to average assets)	$63,000	8.5%	$22,200	>	3.0%	$37,000	>	5.0%

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 12 — Off-balance-sheet Risk Commitments and Contingencies

Off-balance-sheet Risk - The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and forward contracts to sell mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheet.

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Fees from issuing these commitments to extend credit are recognized over the period to maturity. Since a portion of the commitments is expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer.

Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the contractual amount of those items. The Bank generally requires collateral to support such financial instruments in excess of the contractual amount of those instruments.

Forward contracts are used to manage risk positions associated with mortgage origination activities. Substantially all forward contracts mature within 90 days of origination. Forward contracts are traded in the over-the-counter markets and do not have standardized terms. Counterparties to the Bank’s forward contracts are primarily U.S. government agencies and brokers and dealers in mortgage-backed securities. In the event the counterparty is unable to meet contractual obligations, the Bank may be exposed to selling mortgage loans at prevailing market prices. There were no counterparty default losses on forward contracts during the years ended March 31, 2001 and 2000.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 12 — Off-balance-sheet Risk Commitments and Contingencies (Continued)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year end follows (000s omitted):

	2001	2000

Letters of credit	$230	$700

Unused lines of credit	38,300	28,200

Commitments to originate loans or to refinance

existing loans:

Mortgage	110,700	51,500

Consumer	5,300	6,900

Commercial	20,600	23,100

Total commitments to extend credit	$175,130	$110,400

The Bank had $7,890,000 and $880,000 in forward contracts to sell mortgage loans for the years ended March 31, 2001 and 2000, respectively.

Note 13 — Fair Values of Financial Instruments

Fair Values of Financial Instruments - The carrying amounts and estimated fair values of the Bank’s financial instruments are presented below. Certain assets, the most significant being premises and equipment and the deposit base and other customer relationship intangibles, do not meet the definition of a financial instrument and are excluded from this disclosure. Accordingly, this fair value information is not intended to, and does not, represent Citizens First Savings Bank and subsidiary’s underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimates necessarily involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 13 — Fair Values of Financial Instruments (Continued)

The carrying amounts and estimated fair values of financial instruments were as follows (000s omitted):

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:

Cash and cash equivalents	$53,618	$53,618	$45,182	$45,182

Securities available for sale	96,053	96,053	94,288	94,288

Loans held for sale	1,964	1,964	5,740	5,740

Loans in portfolio	672,449	676,635	568,503	552,926

FHLB stock	6,150	6,150	5,119	5,119

Accrued interest receivable	5,339	5,339	3,315	3,315

Financial liabilities:

Deposits	581,281	584,234	601,008	599,695

FHLB advances	114,931	115,385	70,502	70,223

Advance payments by borrowers	1,774	1,774	1,725	1,725

Accrued interest payable	1,895	1,895	965	965

The terms and short-term nature of certain assets and liabilities result in their carrying amount approximating fair value. These include cash and due from banks, interest-bearing deposits in banks, federal funds sold, and accrued interest receivable and payable. The following methods and assumptions were used by the Bank to estimate the fair value of the remaining classes of financial instruments:

Mortgages held for sale are valued at the lower of aggregate cost or market value primarily as determined using quoted market prices.

Securities are valued based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

For variable rate loans that reprice frequently, fair values are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 13 — Fair Values of Financial Instruments (Continued)

The fair values of demand deposits, savings accounts, and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.

The fair value of the Bank’s fixed rate long-term debt is based on quoted market prices or, in the absence of quoted market prices, discounted cash flows using rates for similar debt with the same maturities. The fair value of variable rate notes is based on their carrying amount.

The fair value of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, is not considered material.

The fair value of off-balance-sheet financial instruments used for risk management purposes, which consists solely of forward contracts extending from 45-90 days to sell mortgage loans, is estimated by obtaining quotes from brokers and U.S. government agencies or by cash flow analysis comparing forward with current rates. The notional amount of forward contracts at March 31, 2001 and 2000 was $7,890,000 and $880,000, respectively. The carrying amount is $0. The fair value of these contracts is not material.

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 14 — Parent-only Financial Statements

The following represents the condensed financial statements of Citizens First Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Company’s consolidated financial statements.

The condensed balance sheet at March 31, 2001 is as follows (000s omitted):

Assets

Cash at subsidiary bank	$28,307

Securities available for sale	14,285

Investment in subsidiary	104,651

Deferred taxes and other assets	2,478

Total assets	$149,721

Liabilities and Stockholders’ Equity	$149,721

The condensed statement of operations for the year ended March 31, 2001 is as follows (000s omitted):

Operating income	$—

Operating expense	(7,057)

Loss — Before income taxes and equity in

income of subsidiary	(7,057)

Income tax benefit	2,400

Loss — Before equity in income of subsidiary	(4,657)

Equity in income of subsidiary	7,843

Net income	$3,186

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 14 — Parent-only Financial Statements (Continued)

The condensed statement of cash flows for the year ended March 31, 2001 is as follows (000s omitted):

Cash Flows from Operating Activities

Net income	$3,186

Adjustments to reconcile net income to net cash from

operating activities:

Equity in income of subsidiary	(7,843)

Provision for deferred taxes	(2,400)

Charitable contributions in the form of Citizens

First Bancorp, Inc. common stock	7,057

Net change in other assets	(78)

Net cash used in operating activities	(78)

Cash Flows from Investing Activities

Purchase of investments	(14,285)

Loan to employee stock ownership plan	(10,479)

Investments in Citizens First Savings Bank	(32,000)

Net cash used in investing activities	(56,764)

Cash Flows from Financing Activities - Net proceeds from

conversion	85,149

Net Increase in Cash and Cash Equivalents	28,307

Cash and Cash Equivalents - Beginning of year	—

Cash and Cash Equivalents - End of year	$28,307

Citizens First Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
March 31, 2001, 2000, and 1999

Note 15 — Quarterly Results of Operations (Unaudited)

The following table summarizes the Company’s quarterly results for the fiscal years ended March 31, 2001 and 2000 (000s omitted):

	For the Three-month Periods Ending

	June 30,	September 30,	December 31,	March 31,
	2000	2000	2000	2001

Interest income	$14,018	$14,933	$15,047	$16,519

Interest expense	7,727	8,662	8,739	8,984

Net interest income	6,291	6,271	6,308	7,535

Provision for losses on loans	—	106	86	588

Other income	1,118	875	718	557

Other expenses	4,181	4,156	4,101	12,304

Income (loss) before income taxes	3,228	2,884	2,839	(4,800)

Federal income taxes	1,143	840	427	(1,445)

Net income (loss)	$2,085	$2,044	$2,412	$(3,355)

Basic earnings per share	N/A	N/A	N/A	N/A

	For the Three-month Periods Ending

	June 30,	September 30,	December 31,	March 31,
	1999	1999	1999	2000

Interest income	$12,001	$12,814	$13,485	$13,628

Interest expense	6,197	6,697	6,853	7,316

Net interest income	5,804	6,117	6,632	6,312

Provision for losses on loans	—	—	(84)	(399)

Other income (loss)	947	810	(2,503)	432

Other expenses	3,793	3,828	4,254	4,373

Income (loss) before income taxes	2,958	3,099	(41)	2,770

Federal income taxes	970	1,015	1	894

Net income (loss)	$1,988	$2,084	$(42)	$1,876

Basic earnings per share	N/A	N/A	N/A	N/A