Form 10-Q
period 2001-06-30
CITIZENS FIRST BANCORP INC
filed 2001-08-14
CIK 1127442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------

                         Commission File Number 0-32041


                          CITIZENS FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                           38-3573582
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

525 Water Street, Port Huron, Michigan                                                               48060
----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                        (Zip Code)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Issuer had 9,526,761 shares of common stock, par value $0.01 per share, outstanding as of August 13, 2001.

                          CITIZENS FIRST BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                           Page
                                                                           ----
PART I.           FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of
           June 30, 2001 and March 31, 2001...................................1

           Consolidated Statements of Income for the Three
           Months Ended June 30, 2001 and 2000 ...............................2

           Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 2001 and 2000..........................3

           Notes to Consolidated Financial Statements.........................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........10

PART II:          OTHER INFORMATION

Item 1.    Legal Proceedings.................................................11
Item 2.    Changes in Securities and Use of Proceeds.........................11
Item 3.    Defaults Upon Senior Securities...................................11
Item 4.    Submission of Matters to a Vote of Security Holders...............11
Item 5.    Other Information.................................................11
Item 6.    Exhibits and Reports on Form 8-K..................................11

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements.


                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                       UNAUDITED
                                                                                      AT JUNE 30,       AT MARCH 31,
                                                                                         2001              2001
                                                                                      -----------      -------------
                                                                                             (In thousands)

ASSETS
Cash and cash equivalents:
   Cash and due from depository institutions................................           $  10,925        $     5,671
   Interest-bearing deposits in other depository institutions...............              34,531             47,947
                                                                                       ---------        -----------
         Total cash and cash equivalents....................................              45,456             53,618

   Securities available for sale............................................             100,218             96,053
   Loans held for sale......................................................               1,487              1,964
   Loans - Net..............................................................             697,192            672,449
   Federal Home Loan Bank stock.............................................               6,342              6,150
   Accrued interest receivable and other assets.............................              15,179             16,240
   Premises and equipment - Net.............................................               9,300              9,392
                                                                                       ---------        -----------
         Total assets.......................................................           $ 875,174        $   855,866
                                                                                       =========        ===========
LIABILITIES
   Deposits:
      Noninterest-bearing...................................................           $  27,450        $    19,266
      Interest-bearing......................................................             564,047            562,015
                                                                                       ---------        -----------
         Total deposits.....................................................             591,497            581,281
                                                                                       ---------        -----------
   Federal Home Loan Bank advances..........................................             121,830            114,931
   Accrued interest and other liabilities...................................               9,110              9,333
                                                                                       ---------        -----------
         Total liabilities..................................................             722,437            706,145
                                                                                       =========        ===========
STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value; Authorized - 1,000,000 shares;
      No shares issued and outstanding......................................                  --                 --
   Common stock - $.01 par value; Authorized - 20,000,000 shares;
         Issued and outstanding - 9,526,761 shares at June 30, 2001 and
         March 31, 2001.....................................................                  95                 95
   Additional paid-in capital...............................................              92,111             92,111
   Unearned compensation - ESOP.............................................             (10,479)           (10,479)
   Retained earnings........................................................              69,327             66,605
   Accumulated other comprehensive income (loss)............................               1,683              1,389
                                                                                       ---------        -----------
         Total stockholders' equity.........................................             152,737            149,721
                                                                                       ---------        -----------
            Total liabilities and stockholders' equity......................            $875,174           $855,866
                                                                                       =========        ===========

See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                              UNAUDITED
                                                                                          THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      --------------------------
                                                                                         2001            2000
                                                                                      ---------        ---------
                                                                                           (IN THOUSANDS)
INTEREST INCOME:
   Loans.......................................................................       $  14,652        $  12,146
   Federal funds sold and other cash equivalents...............................             423              270
   Securities:
      Tax-exempt...............................................................             122              101
      Taxable..................................................................           1,828            1,550
                                                                                      ---------        ---------

         Total interest income.................................................          17,025           14,067

INTEREST EXPENSE
   Deposits....................................................................           6,339            6,560
   FHLB advances...............................................................           2,060            1,168
                                                                                      ---------        ---------

         Total interest expense................................................           8,399            7,728
                                                                                      ---------        ---------

NET INTEREST INCOME - Before provision for loan losses.........................           8,626            6,339

PROVISION FOR LOAN LOSSES......................................................             249               --
                                                                                      ---------        ---------

NET INTEREST INCOME............................................................           8,377            6,339

NON-INTEREST INCOME:
   Service charges and other fees..............................................             463              340
   Mortgage banking activities.................................................             276              240
   Other.......................................................................             116              202
                                                                                      ---------        ---------

         Total noninterest income..............................................             855              782

NON-INTEREST EXPENSE:
   Compensation, payroll taxes and employee benefits...........................           2,378            2,005
   Office occupancy and equipment..............................................             829              762
   Deposit insurance premiums..................................................              77               --
   Advertising and business promotion..........................................             168              131
   Stationery, printing and supplies...........................................             291              289
   Data processing.............................................................             111              107
   Deposit statement preparation and collections...............................             164              133
   Legal and audit.............................................................              97               82
   State of Michigan taxes.....................................................              75               63
   Appraisal fee...............................................................             247              111
   Other.......................................................................             651              334
                                                                                      ---------        ---------

         Total noninterest expense.............................................           5,088            4,017
                                                                                      ---------        ---------

INCOME - Before federal income tax expense.....................................           4,144            3,104

FEDERAL INCOME TAX EXPENSE.....................................................           1,422            1,107
                                                                                      ---------        ---------

NET INCOME.....................................................................       $   2,722        $   2,087
                                                                                      =========        =========


See accompanying notes to unaudited consolidated financial statements.

                     CITIZENS FIRST SAVINGS BANK AND INCOME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                UNAUDITED
                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                       ----------------------------
                                                                                         2001               2000
                                                                                       ---------          ---------
                                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................................        $   2,722          $   2,085
   Adjustments to reconcile net income to net cash operating activities:
      Provision for loan losses................................................              249                 --
      Depreciation.............................................................              175                146
      (Accretion) amortization.................................................             (122)                --
      Proceeds from sale of mortgage loans held for sale.......................           28,972             13,372
      Origination of mortgage loans held for sale..............................          (28,458)           (13,340)
      (Gain) loss on sale of mortgage loans....................................              (37)               (37)
      Gain on sale of investment securities....................................               --                (16)
   Change in assets and liabilities:
      Increase (decrease) in accrued interest receivable and other assets......              899             (1,808)
      Increase (decrease) in accrued interest payable and other liabilities....             (823)             4,233
                                                                                       ---------          ---------

            Net cash provided by operating activities..........................            3,577              4,635

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for-sale...................            8,913              2,130
   Proceeds from sale of securities available-for-sale.........................               --              2,500
   Purchase of FHLB stock......................................................             (192)                --
   Purchase of available-for-sale securities ..................................          (12,500)            (5,000)
   Net (increase) in loans.....................................................          (24,992)           (37,255)
   Purchases of premises and equipment.........................................              (83)              (161)
                                                                                       ---------          ---------

            Net cash used in investing activities..............................          (28,854)           (37,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits....................................................           10,216             27,356
   Repayment of FHLB advances..................................................           (9,500)            (6,694)
   Proceeds from FHLB advances.................................................           16,399             13,600
                                                                                       ---------          ---------

            Net cash provided by financing activities..........................           17,115             34,262
                                                                                       ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................           (8,162)             1,111

CASH AND CASH EQUIVALENTS - Beginning of year..................................           53,618             45,183
                                                                                       ---------          ---------

CASH AND CASH EQUIVALENTS - End of year........................................        $  45,456          $  46,294
                                                                                       =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
   Interest....................................................................        $   9,035          $   7,298
   Federal income taxes........................................................              750                300


See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           STOCK OFFERING AND BUSINESS

           Citizens First Bancorp, Inc. (the "Company") was organized as a Delaware corporation at the direction of Citizens First Savings Bank (the "Bank"), in October 2000 to become the holding company for the Bank upon the completion of its conversion from the mutual to stock form of ownership. The conversion was completed on March 7, 2001. In connection with the conversion, the Company sold 8,821,075 shares of its common stock, par value $0.01 per share, at a purchase price of $10 per share to depositors of the Bank in a subscription offering raising approximately $85.1 million in net conversion proceeds.

           The Bank, a state-chartered savings bank headquartered in Port
Huron, Michigan, operates predominately in the mid-eastern portion of Michigan's lower peninsula. The Bank's primary services include accepting deposits, making loans and engaging in mortgage banking activities. The Bank's loan portfolio is concentrated in residential first-mortgage loans, commercial and commercial real estate loans, property improvement and automobile loans. The Bank is not dependent upon any single industry or customer.

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated interim financial statement have been prepared in conformity with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

         The consolidated financial statements include the accounts of the Company, the Bank and the Bank's subsidiary, Citizens Financial Services, Inc. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiaries, CFS Insurance Agency, CFS Appraisal, and CFS Survey. Citizens Financial Services, Inc. receives revenue from its three subsidiaries, which provide appraisal, survey and insurance services to individual and small businesses in the Port Huron area. All significant intercompany transactions and balances have been eliminated in the consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

         All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operation and cash flows, have been made. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for another quarterly period or for a full year.

(2)      EARNINGS PER SHARE

         Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. At June 30, 2001, the Company had no outstanding dilutive securities such as stock options or restricted stock. Earnings per share data for the period prior the Bank's conversion on March 7, 2001 is not presented as the Bank was a mutual savings bank with no stock outstanding. Allocated and committed to be released ESOP shares are considering outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation.

         The weighted-average shares and earnings per share for the three months ended June 30, 2001 are detailed in the table below.


                                                                 AT JUNE 30,
                                                                    2001
                                                                ------------
Average common shares outstanding..........................        9,526,761
Less: Unallocated ESOP shares..............................          762,120
                                                                ------------

Shares used in the earnings per share calculation..........        8,764,641
                                                                ============

Net income.................................................     $      2,722
                                                                ============

Basic Earnings Per Share...................................     $       0.31
                                                                ============

(3)      RECENT ACCOUNTING PRONOUNCEMENTS

         During June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued. This Statement provides accounting and reporting standards for goodwill. SFAS No. 142 is effective for periods occurring after March 31, 2002. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements and does not anticipate any impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended June 30, 2001 and 2000 and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD LOOKING STATEMENTS

         This report contains forward looking statements that are based on assumptions and may describe future plans, strategies, and expectations of the Company and the Bank. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on their operations and their subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by applicable law and regulation, the Company and the Bank do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND MARCH 31, 2001

         Total assets increased $19.3 million, or 2.3%, to $875.2 million at June 30, 2001 from $855.9 million at March 31, 2001, primarily due to a $24.7 million, or 3.7%, increase in net loans, a $5.3 million increase in cash and due from depository institutions and a $4.2 million, or 4.3%, increase in investment securities. The increase in net loans was due primarily to a $13.5 million, or 34.6%, increase in commercial loans, an $8.7 million, or 26.7%, increase in one- to four-family construction loans and, a $5.6 million, or 8.1%, increase in home equity and line of credit loans. This was offset by a $3.5 million, or 33.9%, decrease in other consumer loans. Citizens First's net loans to assets ratio at June 30, 2001 was 79.7% compared to 78.6% at March 31, 2001. The increase in assets was offset by a $13.4 million, or 27.9%, decrease in interest-bearing deposits in other depository institutions, which were used to fund loan growth. Accrued interest receivable and other assets also decreased $1.0 million, or 6.5%, to $15.2 million at June 30, 2001 from $16.2 million at March 31, 2001, due primarily to a decrease in deferred income taxes.

         Total liabilities increased $16.3 million, or 2.3%, from $706.2 million at March 31, 2001 to $722.4 million at June 30, 2001. The increase was primarily due to an $8.2 million, or 42.5%, increase in noninterest-bearing deposits to $27.5 million at June 30, 2001 from $19.3 million at March 31, 2001 due to continued efforts to promote business accounts. Additionally, liabilities increased due to a $6.9 million, or 6.0%, increase in FHLB advances. The increase in advances was used to fund loan growth. Regular savings accounts decreased $5.7 million, or 7.6%, to $80.4 million, NOW accounts decreased $2.7 million, or 3.9%, to $67.0 million, money market deposit accounts increased $8.7 million, or 9.6%, to $100.2 million and certificates of deposit increased $1.7 million to $316.5 million, or 0.5%, primarily due to an increase in short-term public entity and municipality deposits.

         Nonperforming assets totaled $2.3 million at June 30, 2001 compared to $2.1 million at March 31, 2001, an increase of $200,000, or 23.9%. This increase was primarily due to a $159,000 increase in nonaccruing commercial loans and $125,000 increase in nonaccruing consumer loans, due to an increase in personal bankruptcies.

         Total equity was $152.8 million at June 30, 2001 compared to $149.7 million at March 31, 2001, an increase of $3.1 million, or 2.1%, due to net income of $2.7 million and other comprehensive income of $294,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
2000

         Net Income. Net income increased $635,000, or 30.4%, to $2.7 million for 2001 from $2.1 million for the previous year, primarily due to an increase of $2.5 million, or 20.6%, in interest on loans and a $299,000, or 18.1%, increase in securities, offset by an $892,000, or 76.4%, increase in interest expense on FHLB advances, a $373,000, or 18.6%, increase in compensation and benefit expense and a $317,000 increase, or 94.9%, in other expenses.

         Net Interest Income. Net interest income increased by $2.3 million, or 36.1%, to $8.6 million for the first fiscal quarter from $6.3 million for the same period last year. Total interest income rose $3.0 million, or 21.0%, to $17.0 million for the first fiscal quarter from $14.1 million for the same period, primarily due a higher average balance of loans for the period. Total interest expense increased $671,000, or 8.7%, from $7.7 million for the three months ended June 30, 2000 to $8.6 for the three months ended June 30, 2001. The increase was primarily due to an $892,000 increase in other expense on Federal Home Loan Bank advances to $2.1 million for 2001 from $1.2 million in 2000, due to higher balances. This increase was, offset in part by a $221,000, or 3.4%, decrease in retail deposit interest expense to $6.3 million for 2001 from $6.5 million for 2000, due to lower market interest rates.

         Provision for Loan Losses. The provision for loan losses increased from a zero balance for the three months ended June 30, 2000 to a $249,000 provision for the three months ended June 30, 2001. The addition to the allowance for loan losses for the three months ended June 30, 2001 reflects management's determination to maintain the overall loan loss allowance in consideration of its applied methodology, the assessment of the increase in non-accruing loans and the actual growth in the loan portfolio. Even though the increase in non-accruing one- to four-family loans was partly offset by the better than anticipated performance of commercial real estate, commercial and consumer loans, management felt the increased provision was warranted considering the increasing origination of those types of loans, which, despite better than expected performance, bear a higher degree of risk than one- to four-family loans. Despite the increased provision, the loan loss allowance as a percentage of total loans decreased from 1.58% at March 31, 2001 to 1.57% at June 30, 2001. The allowance for loan losses as a percentage of nonperforming loans decreased from 598.4% at March 31, 2001 to 467.1% at June 30, 2001.

         Noninterest Income. Noninterest income increased by $73,000, or 9.3%, from $782,000 in the three months ended June 30, 2000 to $855,000 in the three months ended June 30, 2001. The increase was primarily due to a $123,000 increase in service charge fees, due to an increase in refinancing during the period, and an increase in income from mortgage banking activities of $36,000, or 15%, from $240,000 in the three months ended June 30, 2000 to $276,000 in the three months ended June 30, 2001, due to the sale of longer-term fixed rate one-to four- family real estate loans.

         Noninterest Expense. Noninterest expense increased $1.1 million, or 26.7%, to $5.1 million for the three months ended June 30, 2001, compared to $4.0 million in the three months ended June 30, 2000, primarily due to a $373,000, or 18.6%, increase in employee compensation and benefits, due primarily to accruals for stock-related benefits, and a $317,000 increase in other expenses which consist primarily of expenses due to additional consulting fees related to the Bank's compensation policies, its retail offerings and marketing opportunities. Appraisal fees increased $136,000, or 122%, from $111,000 for the three months ended March 31, 2001 to $247,000 for the three months ended June 30, 2001, due to additional refinancings during the period.

         Income Taxes. Income taxes for the three months ended June 30, 2001 were $1.4 million, an increase of $405,000, or 39.8%, from $1.0 million for the three months ended June 30, 2000. The effective tax rates for the three months ended June 30, 2001 and the three months ended June 30, 2000 were 34.3% and 32.8%, respectively.

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

         Federal and state regulations require Citizens First to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. Citizens First has historically maintained its liquidity ratio at levels in excess of those required to ensure the Bank's safe and sound operation.

         Citizens First's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First's operating, financing, lending and investing activities during any given period. At June 30, 2001, cash and short-term investments totaled $46.9 million and securities classified as available-for-sale totaled $100.2 million. In addition, at June 30, 2001, Citizens First had the ability to borrow a total of approximately $281.0 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $121.8 million.

         The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the first three months of fiscal 2002, Citizens First originated $109.0 million of loans and purchased $12.7 million of securities. In fiscal 2001, Citizens First originated $373.1 million of loans and purchased $49.5 million of securities. In fiscal 2000, Citizens First originated $292.5 million of loans and purchased $95.9 of securities.

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

         Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $10.2 million for the first three months of fiscal 2002, a net decrease of $19.7 for fiscal 2001 and a net increase of $74.2 for fiscal 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the first three months of fiscal 2002, Federal Home Loan Bank advances increased $6.9 million. During fiscal 2001 and 2000, Federal Home Loan Bank advances increased $44.4 million and $16.2 million, respectively.

         At June 30, 2001, Citizens First had outstanding commitments to originate loans of $155.1 million, $92.9 million of which had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2001 totaled $172.4 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

         Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2001, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered "well capitalized" under regulatory guidelines.

         The capital from the conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are continued to be used for general corporate purposes, including the funding of lending activities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         As of June 30, 2001, there have been no material changes in the quantitative and qualitative disclosures about market risks since the report in the Company's Form 10-K for the year ended March 31, 2001.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Periodically, there have been various claims and lawsuits involving Citizens First Bancorp and Citizens First Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which Citizens First Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to Citizens First Savings Bank's business. Citizens First Bancorp is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Citizens First Bancorp.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On August 8, 2001, the Board of the Company's wholly-owned subsidiary, Citizens First Savings Bank (the "Bank"), accepted the retirement of Larry J. Moeller, Sr. as Chairman, President and Chief Executive Officer of the Bank and concurrently appointed Mr. Moeller as Senior Executive Vice President of the Bank. On such date, the Chairman of the Board of the Company, Marshall J. Campbell, was appointed as the Chairman, President and Chief Executive Officer of the Bank. During Mr. Moeller's leave of absence to recover from the treatment of leukemia, Mr. Campbell, as Vice Chairman of the Board of the Bank, had temporarily assumed many of the duties of the office of the President and Chief Executive Officer of the Bank. Mr. Moeller remains the Chief Executive Officer and President of the Company.

Item 6. Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).

         (a)      Exhibits

         2.1 Plan of Conversion for Citizens First Savings Bank (including the Amended and Restated Articles of Incorporation and Stock Bylaws of Citizens First Savings Bank) (1)
         3.1      Certificate of Incorporation of Citizens First Bancorp, Inc.
                  (1)
         3.2      Bylaws of Citizens First Bancorp, Inc. (1)
         4.0      Form of Stock Certificate for Citizens First Bancorp, Inc. (1)
         10.1 Change in Control Agreement Between Citizens First Savings Bank and Randy J. Cutler
         10.2 Change in Control Agreement Between Citizens First Savings Bank and Timothy D. Regan
         10.3 Change in Control Agreement Between Citizens First Savings Bank and J. Stephen Armstrong

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


                               CITIZENS FIRST BANCORP, INC.


Dated: August 13, 2001         By:  /s/ Larry J. Moeller, Sr.
                                    -------------------------------------
                                    Larry J. Moeller, Sr.
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated: August 13, 2001         By:  /s/ Timothy D. Regan
                                    -------------------------------------
                                    Timothy D. Regan
                                    Secretary, Treasurer and Director
                                    (principal financial and accounting officer)

                                 Exhibit Index


Exhibit No.                        Description
-----------                        -----------

   2.1 Plan of Conversion for Citizens First Savings Bank (including the Amended and Restated Articles of Incorporation and Stock Bylaws of Citizens First Savings Bank)(1)
   3.1       Certificate of Incorporation of Citizens First Bancorp, Inc.(1)
   3.2       Bylaws of Citizens First Bancorp, Inc.(1)
   4.0       Form of Stock Certificate for Citizens First Bancorp, Inc.(1)
   10.1 Change in Control Agreement Between Citizens First Savings Bank and Randy J. Cutler
   10.2 Change in Control Agreement Between Citizens First Savings Bank and Timothy D. Regan
   10.3      Change in Control Agreement Between Citizens First Savings Bank and
             J. Stephen Armstrong

   -----------------
   (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement of From S-1, and any amendments thereto, Registration No. 333-49234.