Form 10-Q
period 2001-09-30
CITIZENS FIRST BANCORP INC
filed 2001-11-14
CIK 1127442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-32041


                          CITIZENS FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         38-3573582
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

525 Water Street, Port Huron, Michigan                                     48060
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


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The Issuer had 9,318,661 shares of common stock, par value $0.01 per share, outstanding as of November 12, 2001.

                          CITIZENS FIRST BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of
         September 30, 2001 and March 31, 2001 ................................1

         Consolidated Statements of Income for the Three and Six
         Months Ended September 30, 2001 and 2000 .............................2

         Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2001 and 2000 .........................3

         Notes to Consolidated Financial Statements ...........................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........12

PART II:       OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................13
Item 2.  Changes in Securities and Use of Proceeds ...........................13
Item 3.  Defaults Upon Senior Securities .....................................13
Item 4.  Submission of Matters to a Vote of Security Holders .................13
Item 5.  Other Information ...................................................13
Item 6.  Exhibits and Reports on Form 8-K ....................................14


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   UNAUDITED
                                                                AT SEPTEMBER 30,  AT MARCH 31,
                                                                     2001            2001
                                                                --------------- --------------
                                                                        (IN THOUSANDS)
ASSETS
------
Cash and cash equivalents:
   Cash and due from depository institutions..................      $  21,729      $   5,671
   Interest-bearing deposits in other depository institutions.         14,675         47,947
                                                                    ---------      ---------
         Total cash and cash equivalents......................         36,404         53,618

   Securities available for sale..............................        148,800         96,053
   Loans held for sale........................................            738          1,964
   Loans - Net................................................        703,738        672,449
   Federal Home Loan Bank stock...............................          7,126          6,150
   Accrued interest receivable and other assets...............         18,749         16,240
   Premises and equipment - Net...............................          9,246          9,392
                                                                    ---------      ---------

         Total assets.........................................      $ 922,602      $ 855,866
                                                                    =========      =========

LIABILITIES
-----------
   Deposits:
      Noninterest-bearing.....................................      $  20,819      $  19,266
      Interest-bearing........................................        608,881        562,015
                                                                    ---------      ---------

         Total deposits.......................................        629,810        581,281
                                                                    ---------      ---------

   Federal Home Loan Bank advances............................        127,608        114,931
   Accrued interest and other liabilities.....................         10,625          9,333
                                                                    ---------      ---------
         Total liabilities....................................        767,943        706,145
                                                                    ---------      ---------

STOCKHOLDERS' EQUITY
--------------------
   Preferred stock - $.01 Par value; Authorized - 1,000,000 shares
      No shares issued and outstanding........................              -              -
   Common stock - $.01 Par value; Authorized - 20,000,000 shares
      Issued and outstanding - 9,526,761 shares at June 30, 2001 and
      March 31, 2001..........................................             95             95
   Additional paid-in capital.................................         92,111         92,111
   Unearned compensation - ESOP...............................        (10,479)       (10,479)
   Retained earnings..........................................         70,912         66,605
   Accumulated other comprehensive income.....................          2,020          1,389
                                                                    ---------      ---------
         Total stockholders' equity...........................        154,659        149,721
                                                                    ---------      ---------
            Total liabilities and stockholders' equity........      $ 922,602      $ 855,866
                                                                    =========      =========

See accompanying notes to unaudited consolidated financial statements.


                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               UNAUDITED         UNAUDITED
                                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                           ----------------- -----------------
                                                             2001     2000     2001     2000
                                                           -------- -------- -------- --------
                                                                      (IN THOUSANDS)
INTEREST INCOME:
   Loans.................................................   $14,414  $12,996 $ 29,066 $ 25,142
   Federal funds sold and other cash equivalents.........       523      391      946      651
   Securities:
      Tax-exempt.........................................       123      174      245      275
      Taxable............................................     2,043    1,413    3,871    2,953
                                                              -----    -----    -----    -----
         Total interest income...........................    17,103   14,974   34,128   29,041

INTEREST EXPENSE
   Deposits..............................................     6,302    7,429   12,641   13,989
   FHLB advances.........................................     2,264    1,232    4,824    2,400
                                                            -------  ------- -------- --------
         Total interest expense..........................     8,566    8,661   16,965   16,389
                                                            -------  ------- -------- --------

NET INTEREST INCOME - Before provision for loan losses...     8,537    6,313   17,163   12,652

PROVISION FOR LOAN LOSSES................................       249      106      498      106
                                                            -------  ------- -------- --------

NET INTEREST INCOME......................................     8,288    6,207   16,665   12,546

NON-INTEREST INCOME:
   Service charges and other fees........................       603      468    1,066      808
   Mortgage banking activities...........................      (120)     228      156      468
   Other.................................................       120      189      236      391
                                                            -------  ------- -------- --------
         Total noninterest income........................       603      885    1,458    1,667

NON-INTEREST EXPENSE:
   Compensation, payroll taxes and employee benefits.....     2,178    1,924    4,556    3,929
   Office occupancy and equipment........................     1,041      857    1,870    1,619
   Deposit insurance premiums............................        77       65      154       65
   Advertising and business promotion....................       170      100      338      231
   Stationery, printing and supplies.....................       460      277      751      566
   Data processing.......................................        98       99      209      206
   Deposit statement preparation and collections.........       187      144      351      277
   Legal and audit.......................................        84       51      181      133
   State of Michigan taxes...............................        69       78      144      141
   Appraisal fee.........................................       170      101      417      212
   Other.................................................       855      391    1,506      725
                                                            -------  ------- -------- --------
         Total noninterest expense.......................     5,389    4,087   10,477    8,104
                                                            -------  ------- -------- --------

INCOME - Before federal income tax expense...............     3,502    3,005    7,646    6,109

FEDERAL INCOME TAX EXPENSE...............................     1,155      966    2,577    1,983
                                                            -------  ------- -------- --------

NET INCOME...............................................   $ 2,347  $ 2,039 $  5,069 $  4,126
                                                            =======  ======= ======== ========

See accompanying notes to unaudited consolidated financial statements.


                           CITIZENS FIRST SAVINGS BANK AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              UNAUDITED
                                                                                           SIX MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   --------------------------------
                                                                                       2001               2000
                                                                                   -------------     --------------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income..................................................................        $   5,069           $  4,126
   Adjustments to reconcile net income to net cash operating activities:
      Provision for loan losses................................................              498                106
      Depreciation.............................................................              610                554
      (Accretion) amortization.................................................             (224)                47
      Proceeds from sale of mortgage loans held for sale.......................           86,364             25,372
      Origination of mortgage loans held for sale..............................          (84,552)           (21,307)
      (Gain) loss on sale of mortgage loans....................................             (587)              (103)
      Gain on sale of investment securities....................................              (11)               (89)
   Change in assets and liabilities:
      Increase (decrease) in accrued interest receivable and other assets......             (829)            (2,545)
      Increase (decrease) in accrued interest payable and other liabilities....              692              3,315
                                                                                     -----------          ---------

            Net cash provided by operating activities..........................            7,030              9,476

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for-sale...................           38,931              2,130
   Proceeds from sale of securities available-for-sale.........................            8,058             12,127
   Purchase of FHLB stock......................................................             (976)                --
   Purchase of available-for-sale securities ..................................          (98,350)            (5,000)
   Net (increase) in loans.....................................................          (31,787)           (71,520)
   Purchases of premises and equipment.........................................             (464)              (863)

            Net cash used in investing activities..............................          (84,588)           (63,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits....................................................           48,529             31,918
   Dividends declared..........................................................             (762)                --
   Repayment of FHLB advances..................................................          (23,323)            (7,845)
   Proceeds from FHLB advances.................................................           35,900             13,600
                                                                                       ---------           --------

            Net cash provided by financing activities..........................           60,344             37,673
                                                                                       ---------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................          (17,214)           (15,977)

CASH AND CASH EQUIVALENTS - Beginning of year..................................           53,618             45,182
                                                                                       ---------           --------

CASH AND CASH EQUIVALENTS - End of year........................................          $36,404            $29,205
                                                                                         =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
   Interest....................................................................          $17,560            $16,157
   Federal income taxes........................................................            2,870              1,500

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

        All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operation and cash flows, have been made. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for another quarterly period or for a full year.

(2)     EARNINGS PER SHARE

        Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. At September 30, 2001, the Company had no outstanding dilutive securities such as stock options or restricted stock. Earnings per share data for the period prior the Bank's conversion on March 7, 2001 is not presented as the Bank was a mutual savings bank with no stock outstanding. Allocated and committed to be released ESOP shares are considering outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation.

        The weighted-average shares and earnings per share for the three and six months ended September 30, 2001 are detailed in the table below.

                                                              FOR THE             FOR THE
                                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                               2001               2001
                                                        --------------------------------------

Average common shares outstanding......................      9,526,761           9,526,761
Less: Unallocated ESOP shares..........................        762,120             762,120
                                                            ----------          ----------

Shares used in the earnings per share calculation......      8,764,641           8,764,641
                                                             =========           =========

Net income.............................................         $2,347              $5,069
                                                                ======              ======

Basic Earnings Per Share...............................          $0.27               $0.58
                                                                 =====               =====

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        --------------

        The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended September 30, 2001 and 2000 and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND MARCH 31, 2001

        Total assets increased $66.7 million, or 7.8%, from $855.9 million at March 31, 2001, to $922.6 million at September 30, 2001. Net loans increased $31.3 million, or 4.7%, to $703.7 million from $672.4 million at March 31, 2001, primarily due to a $14.1 million, or 35.9%, increase in commercial loans due to newly acquired relationships with manufacturing businesses, a $6.6 million, or 6.6%, increase in commercial real estate, a $15.9 million, or 48.6% increase in residential construction loans, a $7.1 million or 10.2% increase in home equity lines of credit and a $2.8 million or 5.2% increase in automobile loans. These increases were offset by an $11.2 million, or 2.9%, decrease in residential one- to four-family loans due to sales of longer term fixed rate loans to third parties and a $3.6 million, or 34.5%, decrease in consumer loans due to customer loan consolidation. Investment securities increased $52.5 million from $96.1 million at March 31, 2001, to $148.6 million at September 30, 2001. The increase in investment securities primarily resulted from the investment of deposits and FHLB borrowings in taxable municipal and corporate bonds. Cash and cash equivalents decreased by $17.2 million, or 32.1%, as those funds were used to fund loan growth. Citizens First's net loans to assets ratio at September 30, 2001 was 76.3% compared to 78.6% at March 31, 2001. Accrued interest receivable and other assets increased $509,000, or 3.1%, to $16.7 million at June 30, 2001 from $16.2 million at March 31, 2001.


        The following table sets forth information regarding non-accrual loans and real estate owned.

                                              AT SEPTEMBER 30, 2001      AT MARCH 31, 2001
                                              ----------------------  ------------------------
                                                           (DOLLARS IN THOUSANDS)

Non-accruing loans:
   Real estate.................................               $2,247              $1,156
   Consumer....................................                  294                 220
   Commercial..................................                  435                 434
                                                              ------              ------
      Total (1)................................                2,976               1,810
   Real estate owned (2).......................                  809                 282
                                                              ------              ------
      Total non-performing assets..............               $3,785              $2,092
                                                              ======              ======
Total non-performing loans as a percentage of
   total loans.................................                 0.42%               0.26%
Total non-performing loans as a percentage of
   total assets................................                 0.32%               0.21%

------------------------------------
(1)     Total non-accruing loans equal total non-performing loans.
(2)     Real estate owned balances are shown net of related loss allowances and include repossessed automobiles which totaled $113,000 and $56,395 at
        September 30, 2001 and March 31, 2001, respectively.

        Non-accrual loans increased $884,000, or 42.3%, to $3.0 million at September 30, 2001. This was primarily due to an increase in non-accruing one- to four-family real estate loans. Management believes the increase in non-accruing assets was the result of recent world events, a lingering economic downturn and overtime and staff reductions in the manufacturing sector.

        The provision for loan losses for the six months ended September 30, 2001 was $498,000 compared to $106,000 at September 30, 2000, reflecting the increase in non-performing loans and continued growth in commercial real estate, commercial and consumer loans which bear a higher degree of risk than one- to four-family loans and higher charge-offs. As a result, the allowance for loan losses was $11.1 million at September 30, 2001, or 1.55% of total loans as compared to 1.58% of total loans at March 31, 2001.

        The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                                      AT OR FOR THE SIX MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                          -------------------------------------------
                                                                   2001                   2000
                                                          --------------------    -------------------
                                                                   (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning or period....                 $10,831               $10,461

Charged-off loans.................................                     330                    19
Recoveries........................................                     125                    68
                                                                   -------               -------
Net charge-offs...................................                     205                    49
Provision for loan losses.........................                     498                   106
                                                                   -------               -------
Allowance for loan losses, end of period..........                 $11,124               $10,616
                                                                   =======               =======

Allowance for loan losses to total loans..........                    1.55%                 1.63%
Allowance for loan losses to nonperforming loans..                  373.79%               571.98%


        Total liabilities increased by $61.8 million, or 8.8%, to $767.9 million at September 30, 2001 from $706.1 million at March 31, 2001. Total deposits increased $48.5 million from $581.3 million at March 31, 2001, to $629.8 million at September 30, 2001, primarily due to an increase of $27.7 million or 8.8%, in certificates of deposit as a result of continuing relationships with public entities and municipalities and a special 18-month retail account promotion. Also contributing to the growth was a $21.3 million, or 23.3% increase in money market deposit accounts. Regular savings accounts decreased $4.9 million, or 5.7%, to $81.1 million, NOW accounts increased $2.9 million, or 4.2%, to $72.7 million. Over the first six months of fiscal 2002, FHLB borrowings increased $12.6 million, or 10.9%, to $127.5 million in order to take advantage of the low rates being offered. Such funds were primarily invested in loans and investments.

        The accrual for the supplemental retirement plan agreement with retired President Larry J. Moeller, Sr. was $950,000 at March 31, 2001 and $900,000 at September 30, 2001. The acccrual was accelerated to have the entire liability recorded at March 31, 2001 if Mr. Moeller retired early due to health reasons. Mr. Moeller retired in August 2001.

        Stockholders' equity was $154.7 million at September 30, 2001 compared to $149.7 million at March 31, 2001, an increase of $4.9 million, or 3.3%, due to accumulated net income of $5.1 million, an increase in accumulated other comprehensive income from the unrealized gain on securities, less $762,000 payable for dividends declared on September 27, 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

        NET INCOME. Net income increased $308,000, or 15.1%, to $2.4 million for the three months ended September 30, 2001 from $2.04 million for the same period in 2000, primarily due to an increase of $1.4 million, or 10.9%, in interest on loans and a $579,000, or 36.5%, increase in securities, a $135,000, or 28.8%, increase in service charges an other fees, a $1.13 million, or 15.2%, decrease in interest expense on deposits offset by an $1.03 million or 83.8%, increase in interest expense on FHLB advances, a $348,000, or 152.6%, decrease in income from mortgage banking activities, a $254,000, or 13.2%, increase in compensation and benefit expense due to accruals for stock related compensation expense, a $184,000, or 21.5% increase in office occupancy and equipment costs, a $183,000, or 66.1%, increase in stationery and supplies and a $464,000 increase, or 118.7%, in other expenses primarily due to additional consulting fees.

        NET INTEREST INCOME. Net interest income increased by $2.2 million, or 35.2%, to $8.5 million for the second fiscal quarter from $6.3 million for the same period last year. Total interest income rose $2.1 million, or 14.2%, to $17.1 million for the second fiscal quarter from $15.0 million for the same period in 2000 primarily from increased interest income on loans and a $630,000, or 44.6% increase on interest income from taxable securities, due to higher average balances in the period. These increases were combined with a $95,000 decrease in total interest expense. Interest expense on deposits decreased $1.1 million, or 15.2%, from $7.4 million at September 30, 2000 to $6.3 million at September 30, 2001 largely due the rate decreases over the period. Interest expense on Federal Home loan Bank borrowings increased $1.0 million, or 83.8%, due to an increase average balance of borrowings.

        PROVISION FOR LOAN LOSSES. The provision for loan losses increased $143,000, to $249,000 for the three months ended September 30, 2001 from $106,000 for the same period in 2000. The addition to the allowance for loan losses for 2001 reflects management's determination to maintain the overall loan loss allowance in consideration of its applied methodology, the assessment of the increase in non-accruing loans and the actual growth in the loan portfolio, particularly in higher-risk commercial and consumer loans. Even though the increase in non- accruing one- to four-family loans was partly offset by the better than anticipated performance of commercial real estate, commercial and consumer loans, management felt the increased provision was warranted and considered the increasing origination of those types of loans, which, despite better than expected performance, bear a higher degree of risk than one- to four-family loans. The allowance for loan losses as a percentage of nonperforming loans decreased from 598.39% at March 31, 2001 to 373.79% at September 30, 2001.

        Management believes that, based on information available at September 30, 2001, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. However, no assurances can be given that the Company's level of allowances for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, various regulators, as a part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different than those of management.

        NONINTEREST INCOME. Noninterest income decreased by $282,000, or 31.9% from $885,000 in 2000 to $603,000 in 2001 primarily due to a $348,000 decrease in mortgage banking activities as result of the increase to the valuation allowance for mortgage servicing assets, based upon the report of a third party valuation specialist engaged by the Bank to value its mortgage servicing assets. This was offset by a $135,000, or 28.8%, increase in service charges and other fees primarily due to additional fees charged to retail deposit accountholders as a result of a change in retail deposit products.

        NONINTEREST EXPENSE. Noninterest expense increased $1.3 million, or 31.9%, to $5.4 million for the three months ended September 30, 2001, compared to $4.1 million for the same period in 2000, primarily due to a $254,000, or 13.2%, increase in employee compensation and benefits due to the accrual for stock-based compensation programs, a $464,000, or 118.7%, increase in other expenses due to consulting fees for maximizing the space at the bank branches and corporate office, a technology study with a focus on core processing and operational efficiency and a compensation study. Also contributing to the increase was a $184,000, or 21.5%, increase in office occupancy expenses due to the write down of outdated equipment and the expenses related to the renovation and remodeling of a branch offices, a $183,000, or 66.1%, increase in stationery and supplies largely due to costs associated with becoming a public company, public reporting expenses and additional costs related to compliance with recent regulatory changes regarding consumer privacy and the Bank's change in retail deposit products, a $70,000 increase in advertising, a $69,000 increase in appraisal expenses due to increased lending volume, a $43,000 increase in deposit statement preparation and a $33,000 increase in professional fees.

        INCOME TAXES. Income taxes for the three months ended September 30, 2001 were $1.2 million, an increase of $189,000, or 19.6%, from $966,000 for the three months ended September 30, 2000. The effective tax rates for 2001 and 2000 were 33.3% and 32.1%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

        NET INCOME. Net income increased $943,000, or 22.9%, to $5.1 million for the six months ended September 30, 2001 from $4.1 million for the previous year, primarily due to an increase of $3.9 million, or 15.6%, in interest on loans and a $1.2 million, or 29.8%, increase in securities offset by an $576,000 or 3.5% increase in interest expense, a $392,000 increase in the provision for loan losses, a $209,000, or 12.5%, decrease in total noninterest income and a $2,4 million, or 29.3%, increase in noninterest expense primarily due to a $627,000 increase in compensation and benefit expense due to accruals for stock related compensation expense and a $781,000 increase, or 107.7%, in other expenses due to additional consulting fees.

        NET INTEREST INCOME. Net interest income increased by $4.5 million, or 35.7%, to $17.2 million for the six months ended September 30, 2001 from $12.7 million for the same period last year. Total interest income rose $5.1 million, or 17.5%, to $34.1 million from $29.0 million for the six-month period primarily due to a $3.9 million, or 15.6%, increase from interest income on loans and a $1.2 million, or 29.8%, increase in interest on securities, due to increased average balances during the period. These increases were offset by a $576,000, or 3.5%, increase in total interest expense. Interest expense increased due to a $1.9 million, or 80.2%, increase in interest expense on Federal Home Loan Bank borrowings due to an increase in the average balance of outstanding borrowings offset by a $1.3 million, or 9.6%, decrease in interest expense on deposits primarily due to rate decreases during the period.

        PROVISION FOR LOAN LOSSES. The provision for loan losses increased $392,000, from a provision of $106,000 for 2000 to a $498,000 provision for 2001. The addition to the allowance for loan losses for 2001 reflects management's determination to maintain the overall loan loss allowance in consideration of its applied methodology, the assessment of the increase in non-accruing loans and the growth in the loan portfolio, particularly in higher-risk commercial and consumer loans. Even though the increase in non-accruing one- to four-family loans was partly offset by the better than anticipated performance of commercial real estate, commercial and consumer loans, management felt the increased provision was warranted and considered the increasing origination of those types of loans, which, despite better than expected performance, bear a higher degree of risk than one- to four-family loans.

        NONINTEREST INCOME. Noninterest income decreased by $209,000, or 12.5% from $1.7 million in 2000 to $1.5 million in 2001 primarily due to a $312,000 decrease in income from mortgage banking activities as a result of the $335,000 after-tax charge to increase the valuation allowance for mortgage servicing assets based upon the report of a third party valuation specialist. Service charges and other fees increased $103,000, or 8.6%, primarily due to additional fees charged to retail deposit accountholders as a result of a change in retail deposit products.

        NONINTEREST EXPENSE. Noninterest expense increased $2.4 million, or 29.3%, to $10.5 million for the six months ended September 30, 2001, compared to $8.1 million for the same period in 2000, primarily due to a $627,000, or 16.0%, increase in employee compensation and benefits due to the accrual for stock-based compensation programs, a $781,000, or 107.7%, increase in other expenses due to consulting fees for maximizing the space at the bank branches and corporate office, a technology study with a focus on core processing and operational efficiency and a compensation study. Also contributing to the increase was a $251,000, or 15.5%, increase in office occupancy expenses due to the write down of outdated equipment and the expenses related to the renovation and remodeling of a branch offices, a $185,000, or 32.7%, increase in stationery and supplies largely due to costs associated with becoming a public company, public reporting expenses and additional costs related to compliance with recent regulatory changes regarding consumer privacy and the Bank's change in retail deposit products, a $107,000, or 46.3% increase in advertising, a $205,000, or 96.7%, increase in appraisal expenses due to increased lending volume, a $74,000, or 26.7%, increase in deposit statement preparation expenses and a $48,000, or 36.1%, increase in professional fees.

        INCOME TAXES. Income taxes for the six months ended September 30, 2001 were $2.6 million, an increase of $594,000, or 30.0%, from $2.0 million for the six months ended September 30, 2000. The effective tax rates for 2001 and 2000 were 33.7% and 32.5%, respectively.

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

        Citizens First's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First's operating, financing, lending and investing activities during any given period. At September 30, 2001, cash and short-term investments totaled $36.4 million and securities classified as available-for-sale totaled $148.8 million. In addition, at September 30, 2001, Citizens First had the ability to borrow a total of approximately $233.9 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $127.6 million.

        The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the first six months of fiscal 2002, Citizens First originated $169.3 million of loans and purchased $52.5 million of securities. In fiscal 2001, Citizens First originated $373.1 million of loans and purchased $49.5 million of securities. In fiscal 2000, Citizens First originated $292.5 million of loans and purchased $95.9 of securities.

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

        Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $48.5 million for the first six months of fiscal 2002, a net decrease of $19.7 for fiscal 2001 and a net increase of $74.2 for fiscal 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the first six months of fiscal 2002, Federal Home Loan Bank advances increased $12.7 million. During fiscal 2001 and 2000, Federal Home Loan Bank advances increased $44.4 million and $16.2 million, respectively.

        At September 30, 2001, Citizens First had outstanding commitments to originate loans of $150.2 million, $89.7 million of which had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2001 totaled $228.9 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

        Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2001, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered "well capitalized" under regulatory guidelines.

        The capital from the conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are continued to be used for general corporate purposes, including the funding of lending activities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

        As of September 30, 2001, there have been no material changes in the quantitative and qualitative disclosures about market risks since the report in the Company's Form 10-K for the year ended March 31, 2001.

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

Item 3. Defaults Upon Senior Securities.
        -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

        The annual meeting of the stockholders of the Company was held on October 18, 2001. The results of the vote were as follows:

        1. The following individual was elected as a director, for a three-year term:


                                            VOTES FOR           VOTES WITHHELD
                                            ---------           --------------
               Timothy D. Regan             8,847,661               402,866


        2. The approval of the Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan:

                                                                   BROKER
                  FOR          AGAINST          ABSTAIN           NON-VOTES
                  ---          -------          -------           ---------
               5,483,347      1,895,211         42,820            1,829,149

        3. The ratification of the appointment of Plante & Moran LLP as independent auditors of Citizens First Bancorp, Inc. for the fiscal year ended March 31, 2002:


                  FOR                 AGAINST              ABSTAIN
                  ---                 -------              -------
               8,948,871              270,612              31,044

Item 5. Other Information.
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K (Section 249.308 of this Chapter).
        ------------------------------------------------------------------

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

        (b)    Reports on Form 8-K

               On September 24, 2001, the Company filed an 8-K to announce that it had received regulatory approval to repurchase 5% of its outstanding shares of common stock. The press release announcing the receipt of regulatory approval was filed by exhibit.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CITIZENS FIRST BANCORP, INC.


Dated: November 14, 2001               By: /s/ Marshall J. Campbell
                                           -------------------------------------
                                           Marshall J. Campbell
                                           President and Chief Executive Officer
                                           (principal executive officer)

Dated: November 14, 2001               By: /s/ Timothy D. Regan
                                           -------------------------------------
                                           Timothy D. Regan
                                           Secretary, Treasurer and Director
                                           (principal financial and accounting
                                           officer)