Form 10-Q
period 2001-12-31
CITIZENS FIRST BANCORP INC
filed 2002-02-14
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-32041

CITIZENS FIRST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3573582

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Water Street, Port Huron, Michigan	48060

(Address of principal executive offices)	(Zip Code)

(810) 987-8300

(Issuer’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changes since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     The Issuer had 9,050,373 shares of common stock, par value $0.01 per share, outstanding as of February 11, 2002.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited
	At December 31,
	2001	At March 31, 2001

	(In thousands)
Assets
Cash and cash equivalents:
Cash and due from depository institutions	$13,676	$5,671
Interest-bearing deposits in other depository institutions	18,749	47,947

Total cash and cash equivalents	32,425	53,618
Securities available for sale	133,697	96,053
Loans held for sale	1,310	1,964
Loans — Net	719,554	672,449
Federal Home Loan Bank stock	7,505	6,150
Accrued interest receivable and other assets	17,858	16,240
Premises and equipment — Net	9,793	9,392

Total assets	$922,142	$855,866

Liabilities
Deposits:
Noninterest-bearing	$30,357	$19,266
Interest-bearing	586,306	562,015

Total deposits	616,663	581,281

Federal Home Loan Bank advances	145,093	114,931
Accrued interest and other liabilities	10,610	9,933

Total liabilities	772,366	706,145

Stockholders’ Equity
Preferred stock — $.01 par value; Authorized - 1,000,000 shares
No shares issued and outstanding	–	–

Common stock — $.01 par value; Authorized - 20,000,000 shares Issued - 9,526,761 shares at December 31, 2001 and March 31, 2001	95	95
Additional paid-in capital	92,210	92,111
Unearned compensation — ESOP	(9,780)	(10,479)
Retained earnings	73,716	66,605
Accumulated other comprehensive income	997	1,389
Common stock in treasury at cost (2001 - 476,388 shares)	(7,462)	–
Total stockholders’ equity	149,776	149,721

Total liabilities and stockholders’ equity	$922,142	$855,866

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

		(In thousands)

Interest Income:
Loans	$14,314	$13,294	$43,380	$38,436
Federal funds sold and other cash equivalents	117	200	1,063	861
Securities:
Tax-exempt	122	116	367	337
Taxable	1,317	1,437	5,188	4,364

Total interest income	15,870	15,047	49,998	43,998
Interest Expense
Deposits	5,350	7,423	17,991	21,412
FHLB advances	1,636	1,316	5,960	3,716

Total interest expense	6,986	8,739	23,951	25,128

Net Interest Income — Before provision for loan losses	8,884	6,308	26,047	18,870

Provision for Loan Losses	249	86	747	192

Net Interest Income	8,635	6,222	25,300	18,678

Non-interest Income:
Service charges and other fees	605	367	1,671	1,233
Mortgage banking activities	1,024	300	1,180	768
Gain on sale of securities	—	—	—	89
Other	174	51	410	621

Total non-interest income	1,803	718	3,261	2,711

Non-interest Expense:
Compensation, payroll taxes and employee benefits	3,396	2,205	7,952	6,084
Office occupancy and equipment	797	800	2,667	2,419
Deposit insurance premiums	76	49	230	114
Advertising and business promotion	112	181	450	412
Stationery, printing and supplies	374	267	1,125	833
Data processing	115	133	324	339
Deposit statement preparation and collections	203	159	554	436
Legal and audit fees	442	79	623	212
State of Michigan taxes	131	82	275	223
Appraisal fee	286	114	703	326
Other	223	32	1,729	1,040

Total non-interest expense	6,155	4,101	16,632	12,438

Income - Before federal income tax expense	4,283	2,839	11,929	8,951

Federal Income Tax Expense	1,479	427	4,056	2,410

Net Income	$2,804	$2,412	$7,873	$6,541

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST SAVINGS BANK AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended
	December 31,

	2001	2000

	(In thousands)
Cash flows from Operating Activities:
Net income	$7,873	$6,541
Adjustments to reconcile net income to net cash operating activities:
Provision for deferred taxes	–	(200)
Provision for loan losses	747	192
Depreciation	936	656
Accretion	(309)	(154)
Proceeds from sale of mortgage loans held for sale	148,008	18,739
Origination of mortgage loans held for sale	(146,136)	(15,839)
Loss on sale of mortgage loans	(1,218)	(349)
Gain on sale of investment securities	–	(89)
Change in assets and liabilities:
Increase in accrued interest receivable and other assets	(1,416)	(2,852)
Increase in accrued interest payable and other liabilities	677	5,306

Net cash provided by operating activities	9,162	11,951

Cash Flows From Investing Activities:
Proceeds from maturities of securities available-for-sale	54,434	13,125
Proceeds from sale of securities available-for-sale	8,058	13,000
Purchase of FHLB stock	(1,355)	(1,031)
Purchase of available-for-sale securities	(100,421)	(14,007)
Net increase in loans	(47,852)	(90,129)
Purchases of premises and equipment	(1,337)	(825)

Net cash used in investing activities	(88,473)	(79,867)

Cash Flows from Financing Activities:
Net increase in deposits	35,382	10,392
Dividends paid	(762)	–
Purchase of treasury stock	(7,462)	–
Shares allocated under the ESOP	798	–
Repayment of FHLB advances	(23,323)	(2,398)
Proceeds from FHLB advances	53,485	49,900

Net cash provided by financing activities	58,118	57,894

Net Decrease in Cash and Cash Equivalents	(21,193)	(10,022)

Cash and Cash Equivalents - Beginning of year	53,618	45,182

Cash and Cash Equivalents - End of year	$32,425	$35,160

Supplemental Disclosure of Cash Flow Information - Cash paid for:
Interest	$24,909	$24,603
Federal income taxes	4,390	1,370

     See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

     Stock Offering and Business

     Citizens First Bancorp, Inc. (the “Company”) was organized as a Delaware corporation at the direction of Citizens First Savings Bank (the “Bank”) in October 2000 to become the holding company for the Bank upon the completion of its conversion from the mutual to stock form of ownership. The conversion was completed on March 7, 2001. In connection with the conversion, the Company sold 8,821,075 shares of its common stock, par value $0.01 per share, at a purchase price of $10 per share to depositors of the Bank in a subscription offering raising approximately $85.1 million in net conversion proceeds.

     The Bank, a state-chartered savings bank headquartered in Port Huron, Michigan, operates predominately in the mid-eastern portion of Michigan’s lower peninsula. The Bank’s primary services include accepting deposits, making loans and engaging in mortgage banking activities. The Bank’s loan portfolio is concentrated in residential first-mortgage loans, commercial and commercial real estate loans, property improvement and automobile loans. The Bank is not dependent upon any single industry or customer.

     Basis of Financial Statement Presentation

     The accompanying unaudited consolidated interim financial statement have been prepared in conformity with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and the notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2001.

     The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Citizens Financial Services, Inc. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiaries, CFS Insurance Agency, CFS Appraisal, and CFS Survey. Citizens Financial Services, Inc. receives revenue from its three subsidiaries, which provide appraisal, survey and insurance services to individual and small businesses in the Port Huron area. All significant intercompany transactions and balances have been eliminated in the consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

     All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operation and cash flows, have been made. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for another quarterly period or for a full year.

(2) Earnings Per Share

     Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. At December 31, 2001, the Company had no outstanding dilutive securities such as stock options or restricted stock. Earnings per share data for the period prior the Bank’s conversion on March 7, 2001 is not presented as the Bank was a mutual savings bank with no stock outstanding. Allocated and committed to be released ESOP shares are considering outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation.

     The weighted-average shares and earnings per share for the three and nine months ended December 31, 2001 are detailed in the table below.

	For the	For the
	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2001	2001

Average common shares outstanding	9,188,749	9,387,877
Less: Unallocated ESOP shares	711,331	711,331

Shares used in the earnings per share calculation	8,477,418	8,676,546

Net income	$2,804	$7,873

Basic Earnings Per Share	$0.33	$0.91

(3) Recent Accounting Pronouncements

     During June 2001, SFAS No. 142 “Goodwill and Other Intangible Assets” was issued. This Statement provides accounting and reporting standards for goodwill. SFAS No. 142 is effective for periods occurring after March 31, 2002. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements and does not anticipate any impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended December 31, 2001 and 2000 and should be read in conjunction with the Bank’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies, and expectations of the Company and the Bank. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on its operations and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law and regulation, the Company and the Bank do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2001 and March 31, 2001

     Total assets increased $66.3 million, or 7.7%, from $855.9 million at March 31, 2001 to $922.1 million at December 31, 2001. Net loans increased $47.1 million, or 7.0%, to $719.6 million from $672.4 million at March 31, 2001, primarily due to a $25.4 million, or 64.8%, increase in commercial loans due to expansion of commercial and industrial lending relationships and a $12.6 million, or 38.6%, increase in residential construction loans. The increase in net loans was also due to a $7.9 million, or 11.4% increase in home equity lines of credit, a $8.9 million, or 9.1%, increase in commercial real estate due to several new commercial real estate projects and a $2.9 million, or 5.3%, increase in automobile loans. These increases were offset by a $6.1 million, or 1.6%, decrease in residential one- to four-family loans due to sales of longer term fixed rate loans to third parties and a $4.1 million, or 39.5%, decrease in consumer loans due to continued reduction of mobile home loan balances and customer loan consolidation. Investment securities increased $37.6 million from $96.1 million at March 31, 2001, to $133.7 million at December 31, 2001. The increase in investment securities primarily resulted from the investment of deposits and FHLB borrowings in taxable municipal and corporate bonds. Cash decreased by $21.2 million, or 39.5%, as those funds were used to fund loan growth. Citizens First’s net loans to assets ratio at December 31, 2001 was 78.0% compared to 78.6% at March 31, 2001.

     Non-accrual loans increased $212,000, or 11.7%, to $2.0 million at December 31, 2001 from $1.8 million at March 31, 2001. This was primarily due to an increase in non-accruing one- to four-family real estate and commercial loans. Management believes the increase in non-accruing assets is the result of recent world events and a lingering economic downturn. Non-performing assets increased to

$2.8 million, or 0.31% of total assets, at December 31, 2001, as compared to $2.1 million or 0.24% at March 31, 2001 due to the increase in non-accruing loans and an increase in other real estate owned.

     The following table sets forth information regarding non-accrual loans and real estate owned.

	At December 31, 2001	At March 31, 2001

	(Dollars in thousands)
Non-accruing loans:
Real estate	$1,408	$1,156
Consumer	129	220
Commercial	485	434

Total (1)	2,022	1,810
Real estate owned (2)	806	282

Total non-performing assets	$2,828	$2,092

Total non-performing loans as a percentage of total loans	0.28%	0.26%
Total non-performing loans as a percentage of total assets	0.22%	0.21%

(1)	Total non-accruing loans equal total non-performing loans.

(2)	Real estate owned balances are shown net of related loss allowances and include repossessed automobiles which totaled $157,829 and $56,395 at December 31, 2001 and March 31, 2001, respectively.

     The allowance for loan losses was $11.2 million at December 31, 2001, or 1.53% of total loans as compared to 1.58% of total loans at March 31, 2001. The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

	At or For the Nine Months
	Ended December 31,

	2001	2000

	(Dollars in thousands)
Allowance for loan losses, beginning or period	$10,831	$10,461
Charged-off loans	580	1,574
Recoveries	226	1,455

Net charge-offs	354	119
Provision for loan losses	747	192

Allowance for loan losses, end of period	$11,224	$10,534

Allowance for loan losses to total loans	1.53%	1.56%
Allowance for loan losses to nonperforming loans	555.09%	383.90%

     Total liabilities increased by $66.3 million, or 9.4%, to $772.4 million at December 31, 2001 from $706.1 million at March 31, 2001. Total deposits increased $35.4 million from $581.3 million at March 31, 2001, to $616.7 million at December 31, 2001, primarily due to an increase of $47.9 million or 52.4%, in money market deposit accounts primarily as a result of customers moving balances to short term deposit instruments. Also contributing to the growth was a $1.8 million, or 2.5% increase in NOW accounts to $71.5 million. Regular savings accounts decreased $8.1 million, or 9.5%, to $77.9 million and certificates of deposit decreased $17.2 million, or 5.5%, as customers attempted to invest in higher-yielding investments due to the lower yields due to the low interest rate environment. Over the first nine months of fiscal 2002, FHLB borrowings increased $30.2 million, or 26.2%, to $145.1 million in order to take advantage of the low rates being offered. Such funds were primarily invested in loans and investments.

     Stockholders’ equity was $149.78 million at December 31, 2001 compared to $149.72 million at March 31, 2001, an increase of $55,000, due to accumulated net income of $7.9 million accompanied by a $798,000 increase from the release of unallocated ESOP shares, offset by $762,000 for second quarter dividends, a $392,000 decrease in accumulated other comprehensive income from the unrealized gain on securities and the $7.5 million effect of the repurchase of 476,388 shares.

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000

     Net Income. Net income increased $392,000, or 16.3%, to $2.8 million for the three months ended December 31, 2001 from $2.4 million for the same period in 2000, primarily due to an increase of $1.0 million, or 7.7%, in interest on loans, a $1.7 million, or 20.1%, decrease in interest expense and a $1.1 million, or 151%, increase in non-interest income. These increases were offset by a $197,000, or 11.2%, decrease in income from securities and a $2.1 million, or 50.1%, increase in non-interest expense.

     Net Interest Income. Net interest income increased by $2.6 million, or 40.8%, to $8.9 million for the third fiscal quarter from $6.3 million for the same period last year. Total interest income rose $823,000, or 5.5%, to $15.9 million for the third fiscal quarter from $15.0 million for the same period in 2000 primarily due to a $1.0 million, or 7.7%, increase in interest income on loans because of a larger average balance of loans, particularly higher-yielding commercial loans, offset by a $197,000, or 11.2%, decrease in interest income from securities, due to lower average rates during the period. The increase in interest income was accompanied by a $1.8 million, or 20.1%, decrease in total interest expense primarily due to a $2.1 million, or 27.9%, decrease in interest expense on deposits from $7.4 million at December 31, 2000 to $5.3 million at December 31, 2001 largely due to the rate decreases over the period. Interest expense on Federal Home loan Bank borrowings increased $320,000, or 24.3%, due to an increase in the average balance of borrowings, offset by lower average rates.

     Provision for Loan Losses. The provision for loan losses increased $163,000 to $249,000 for the three months ended December 31, 2001 from $86,000 for the same period in 2000. The addition to the allowance for loan losses for 2001 reflects management’s determination to maintain the overall loan loss allowance in consideration of its applied methodology, the assessment of the increase in non-accruing loans and the actual growth in the loan portfolios. Even though the increase in non-accruing one- to four-family loans was partly offset by the better than anticipated performance of commercial real estate, commercial and consumer loans, management felt the increased provision was warranted considering the increased origination of those types of loans, which, despite better than expected performance, bear a higher degree of risk than one- to four-family loans. As a result of such loan growth, commercial real estate, commercial and consumer loans represented 32.1% of total loans at December 31, 2001 as compared to 29.3% of total loans at December 31, 2000. The allowance for loan losses as a percentage of nonperforming loans decreased from 598.4% at March 31, 2001 to 555.1% at December 31, 2001.

     Management believes that, based on information available at December 31, 2001, the Company’s allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. However, no assurances can be given that the Company’s level of allowances for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will be necessary if economic or other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, various regulators, as a part of their examination processes, periodically review the

Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different than those of management.

     Non-interest Income. Non-interest income increased by $1.1 million, or 151.1%, from $718,000 in 2000 to $1.8 million in 2001 primarily due to a $724,000 increase in mortgage banking activities partially as a result of a $375,000 decrease to the valuation allowance for mortgage servicing assets. Service charges and other fees increased $238,000, or 64.9%, primarily due to additional fees charged to retail deposit accountholders as a result of a change in retail deposit products earlier this fiscal year. Other non-interest income increased $123,000, or 241.2%, primarily due to a one-time gain on the sale of repossessed assets and additional income from debit cards due to the continued promotion of that product.

     Non-interest Expense. Non-interest expense increased $2.1 million, or 50.1%, to $6.2 million for the three months ended December 31, 2001, compared to $4.1 million for the same period in 2000, primarily due to a $1.2 million, or 54.0%, increase in employee compensation and benefits partially due to the accrual for the employee stock ownership plan and a $105,000 increase in accruals for deferred compensation plans accounted for using the present value method of accounting. Due to recent reductions in rate assumptions, management has deemed it necessary to increase these accruals to reflect current obligations. The accrual for the supplemental retirement plan agreement with retired President Larry J. Moeller, Sr. was $1.1 million at the end of December 2001 as a result of a $150,000 addition to the accrual during the third fiscal quarter of 2002. Also contributing to this increase was a $363,000, or 459.5%, increase in legal and audit fees, primarily due to increased costs of becoming a public company, a $172,000, or 150.9%, increase in appraisal fees due to increased lending volume, a $191,000, or 597%, increase in other expenses due to increased insurance premiums and organizational dues and a $107,000, or 40.1% increase in stationery and supplies.

     Income Taxes. Income taxes for the three months ended December 31, 2001 were $1.5 million, an increase of $1.1 million, or 246.4%, from $427,000 for the three months ended December 31, 2000 due to the recapture of a $500,000 valuation allowance for a prior year charitable contribution deduction carryover in 2000. The effective tax rates for 2001 and 2000 were 34.5% and 15.0%, respectively.

Comparison of Operating Results for the Nine Months Ended December 31, 2001 and 2000

     Net Income. Net income increased $1.3 million, or 20.4%, to $7.9 million for the nine months ended December 31, 2001 from $6.5 million for the previous year, primarily due to an increase of $4.9 million, or 12.9%, in interest on loans, a $854,000, or 18.2%, increase in income from securities, a $1.2 million, or 4.7%, decrease in interest expense and a $550,000, or 20.3% increase in non-interest income. These increases were offset by a $555,000 increase in the provision for loan losses and a $4.2 million, or 33.7%, increase in non-interest expense.

     Net Interest Income. Net interest income increased by $7.2 million, or 38.0%, to $26.0 million for the nine months ended December 31, 2001 from $18.9 million for the same period last year. Total interest income rose $6.0 million, or 13.6%, to $50.0 million from $44.0 million for the nine-month period primarily due to a $4.9 million, or 12.9%, increase from interest income on loans and a $854,000, or 18.2%, increase in interest on securities, due primarily to higher average balances. Interest expense on deposits decreased $3.4 million, or 16.0%, primarily due to rate decreases during the period and interest expense on Federal Home Loan Bank borrowings increased $2.2 million, or 60.4%, due to an increase in the average balance of outstanding borrowings, offset by lower average rates.

     Provision for Loan Losses. The provision for loan losses increased $555,000, from a provision of $192,000 for 2000 to a $747,000 provision for 2001. The addition to the allowance for loan losses for 2001 reflects management’s determination to maintain the overall loan loss allowance in consideration of its applied methodology, the assessment of the increase in non-accruing loans and the growth in the loan portfolios. Even though the increase in non-accruing one- to four-family loans was partly offset by the better than anticipated performance of commercial real estate, commercial and consumer loans, management felt the increased provision was warranted considering the increased origination of those types of loans, which, despite better than expected performance, bear a higher degree of risk than one- to four-family loans.

     Non-interest Income. Non-interest income increased $550,000, or 20.3%, from $2.7 million in 2000 to $3.3 million in 2001 primarily due to a $438,000 increase in service charges and other fees due to additional fees charged to retail deposit accountholders as a result of a change in retail deposit products, an increase of $412,000, or 53.6%, in income from mortgage banking activities as a result of a partial recovery of the valuation allowance for mortgage servicing assets, offset by a decrease of $211,000, or 34.0%, in other non-interest income.

     Non-interest Expense. Non-interest expense increased $4.2 million, or 33.7%, to $16.6 million for the nine months ended December 31, 2001, compared to $12.4 million for the same period in 2000, primarily due to a $1.9 million, or 30.7%, increase in employee compensation and benefits due to the accrual for the employee stock ownership plan and present value adjustments for deferred compensation plans, a $689,000, or 66.3%, increase in other expenses due to consulting fees for maximizing the space at the bank branches and corporate office, a technology study with a focus on core processing and operational efficiency and a compensation study, a $411,000, or 193.9%, increase in legal and audit fees due to the additional costs associated with being a public company and a $377,000, or 115.5%, increase in appraisal fees due to increased loan application volume. Also contributing to the increase was a $248,000, or 10.3%, increase in office occupancy expenses due to the write down of outdated equipment and the expenses related to the renovation and remodeling of a branch offices, a $292,000, or 35.1%, increase in stationery and supplies largely due to costs associated with becoming a public company, public reporting expenses and additional costs related to compliance with recent regulatory changes regarding consumer privacy and the Bank’s change in retail deposit products, a $118,000, or 27.1% increase in deposit statement preparation expenses and a $116,000 or 101.8% increase in deposit insurance premiums due to deposit growth.

     Income Taxes. Income taxes for the nine months ended December 31, 2001 were $4.1 million, an increase of $1.7 million, or 68.3%, from $2.4 million for the nine months ended December 31, 2000 due to the recapture of a $500,000 valuation allowance for a prior year charitable contribution deduction carryover in 2000. The effective tax rates for 2001 and 2000 were 34% and 26.9%, respectively

Liquidity and Capital Resources

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

     Citizens First’s most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First’s operating, financing, lending and investing activities during any given period. At December 31, 2001, cash and short-term investments totaled $32.4 million and securities classified as available-for-sale totaled $133.7 million. In addition, at December 31, 2001, Citizens First had the ability to borrow a total of approximately $225.6 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $145.1 million.

     The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the first nine months of fiscal 2002, Citizens First originated $343.7 million of loans and purchased $101.8 million of securities. In fiscal 2001, Citizens First originated $373.1 million of loans and purchased $49.5 million of securities. In fiscal 2000, Citizens First originated $292.5 million of loans and purchased $95.9 of securities.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $35.4 million for the first nine months of fiscal 2002, a net decrease of $19.7 for fiscal 2001 and a net increase of $74.2 for fiscal 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the first nine months of fiscal 2002, Federal Home Loan Bank advances increased $30.1 million. During fiscal 2001 and 2000, Federal Home Loan Bank advances increased $44.4 million and $16.2 million, respectively.

     At December 31, 2001, Citizens First had outstanding commitments to originate loans of $143.5 million, $44.8 million of which had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2001 totaled $199.0 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2001, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered “well capitalized” under regulatory guidelines.

     The capital from the conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are continued to be used for general corporate purposes, including the funding of lending activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of December 31, 2001, there have been no material changes in the quantitative and qualitative disclosures about market risks since the report in the Company’s Form 10-K for the year ended March 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Periodically, there have been various claims and lawsuits involving Citizens First Bancorp and Citizens First Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which Citizens First Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to Citizens First Savings Bank’s business. Citizens First Bancorp is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Citizens First Bancorp.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     Dr. Walid Demashkieh was appointed to the Company’s board of directors, effective February 4, 2002. Dr. Demashkieh will join the Company’s audit committee as a third independent director. The audit committee consists of three outside independent directors in accordance with all applicable regulatory and governing body listing standards. There are no inside directors serving on the audit committee. Dr. Demashkieh is a long-time resident of the Port Huron area and a well-respected member of the local business community. He serves as the Chairman of the Board of Trustees of the Port Huron Hospital and is a member of its audit committee.

Item 6. Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

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

On December 14, 2001, the Company filed an 8-K to announce under Item 5 that it had completed the repurchase of 5% of its outstanding shares of common stock. The press release announcing the completion of the repurchase was filed by exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.

Dated: February 14, 2002	By:	/s/ Marshall J. Campbell
Marshall J. Campbell President and Chief Executive Officer (principal executive officer)

Dated: February 14, 2002	By:	/s/ Timothy D. Regan
Timothy D. Regan Secretary, Treasurer and Director (principal financial and accounting officer)