Form 10-Q/A
period 2001-09-30
CITIZENS FIRST BANCORP INC
filed 2002-03-13
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

CITIZENS FIRST BANCORP, INC.
FORM 10-Q/A

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of
	September 30, 2001 and March 31, 2001	2

	Consolidated Statements of Income for the Three and Six
	Months Ended September 30, 2001 and 2000	3

	Consolidated Statements of Cash Flows for the
	Six Months Ended September 30, 2001 and 2000	4

	Notes to Consolidated Financial Statements	5

        The Registrant hereby amends the balance sheet and income statement from its Quarterly Report on Form 10-Q for the period ended September 30, 2001, which was filed with the Commission on November 14, 2001. Specifically, the Registrant amends the following line items at September 30, 2001: securities available for sale, loans held for sale, accrued interest and other assets, interest-bearing deposits and federal home loan bank advances. Additionally, the amount of accrued interest and other liabilities was amended at March 31, 2001. The total amount of assets, liabilities and stockholders' equity at both September 30, 2001 and March 31, 2001 were unaffected by these revisions.

        Additionally, the amount of interest expense for federal home loan bank advances for the six months ended September 30, 2001 and interest income for federal funds sold and other cash equivalents and taxable securities for the six months ended September 30, 2000 were amended. These amendments did not affect total interest income, total interest expense or net income for either period.

        All of the amendments referenced above were due to typographical errors made by third party agents of the Registrant during the transcription process. As a result, no other parts of the Form 10-Q were affected by the changes. Accordingly, the remainder of the Form 10-Q has not been refiled.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited
	At September 30,	At March 31,
	2001	2001

	(In thousands)
Assets
Cash and cash equivalents:
Cash and due from depository institutions	$21,729	$5,671
Interest-bearing deposits in other depository institutions	14,675	47,947

Total cash and cash equivalents	36,404	53,618
Securities available for sale	148,600	96,053
Loans held for sale	739	1,964
Loans — Net	703,738	672,449
Federal Home Loan Bank stock	7,126	6,150
Accrued interest receivable and other assets	16,749	16,240
Premises and equipment — Net	9,246	9,392

Total assets	$922,602	$855,866

Liabilities
Deposits:
Noninterest-bearing	$20,819	$19,266
Interest-bearing	608,991	562,015

Total deposits	629,810	581,281

Federal Home Loan Bank advances	127,508	114,931
Accrued interest and other liabilities	10,625	9,933

Total liabilities	767,943	706,145

Stockholders’ Equity
Preferred stock — $.01 par value; Authorized — 1,000,000 shares No shares issued and outstanding	—	—
Common stock — $.01 par value; Authorized — 20,000,000 shares Issued and outstanding — 9,526,761 shares at June 30, 2001 and March 31, 2001	95	95
Additional paid-in capital	92,111	92,111
Unearned compensation — ESOP	(10,479)	(10,479)
Retained earnings	70,912	66,605
Accumulated other comprehensive income (loss)	2,020	1,389

Total stockholders’ equity	154,659	149,721

Total liabilities and stockholders’ equity	$922,602	$855,866

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(In thousands)
Interest Income:
Loans	$14,414	$12,996	$29,066	$25,142
Federal funds sold and other cash equivalents	523	391	946	661
Securities:
Tax-exempt	123	174	245	275
Taxable	2,043	1,413	3,871	2,963

Total interest income	17,103	14,974	34,128	29,041
Interest Expense
Deposits	6,302	7,429	12,641	13,989
FHLB advances	2,264	1,232	4,324	2,400

Total interest expense	8,566	8,661	16,965	16,389

Net Interest Income - Before provision for loan losses	8,537	6,313	17,163	12,652
Provision for Loan Losses	249	106	498	106

Net Interest Income	8,288	6,207	16,665	12,546
Non-interest Income:
Service charges and other fees	603	468	1,066	808
Mortgage banking activities	(120)	228	156	468
Other	120	189	236	391

Total noninterest income	603	885	1,458	1,667
Non-interest Expense:
Compensation, payroll taxes and employee benefits	2,178	1,924	4,556	3,929
Office occupancy and equipment	1,041	857	1,870	1,619
Deposit insurance premiums	77	65	154	65
Advertising and business promotion	170	100	338	231
Stationery, printing and supplies	460	277	751	566
Data processing	98	99	209	206
Deposit statement preparation and collections	187	144	351	277
Legal and audit	84	51	181	133
State of Michigan taxes	69	78	144	141
Appraisal fee	170	101	417	212
Other	855	391	1,506	725

Total noninterest expense	5,389	4,087	10,477	8,104

Income - Before federal income tax expense	3,502	3,005	7,646	6,109
Federal Income Tax Expense	1,155	966	2,577	1,983

Net Income	$2,347	$2,039	$5,069	$4,126

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST SAVINGS BANK AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended
	September 30,

	2001	2000

	(In thousands)
Cash flows from Operating Activities:
Net income	$5,069	$4,126
Adjustments to reconcile net income to net cash operating activities:
Provision for loan losses	498	106
Depreciation	610	554
(Accretion) amortization	(224)	47
Proceeds from sale of mortgage loans held for sale	86,364	25,372
Origination of mortgage loans held for sale	(84,552)	(21,307)
(Gain) loss on sale of mortgage loans	(587)	(103)
Gain on sale of investment securities	(11)	(89)
Change in assets and liabilities:
Increase (decrease) in accrued interest receivable and other assets	(829)	(2,545)
Increase (decrease) in accrued interest payable and other liabilities	692	3,315

Net cash provided by operating activities	7,030	9,476
Cash Flows From Investing Activities:
Proceeds from maturities of securities available-for-sale	38,931	2,130
Proceeds from sale of securities available-for-sale	8,058	12,127
Purchase of FHLB stock	(976)	—
Purchase of available-for-sale securities	(98,350)	(5,000)
Net (increase) in loans	(31,787)	(71,520)
Purchases of premises and equipment	(464)	(863)
Net cash used in investing activities	(84,588)	(63,126)
Cash Flows from Financing Activities:
Net increase in deposits	48,529	31,918
Dividends declared	(762)	—
Repayment of FHLB advances	(23,323)	(7,845)
Proceeds from FHLB advances	35,900	13,600

Net cash provided by financing activities	60,344	37,673

Net Increase (Decrease) in Cash and Cash Equivalents	(17,214)	(15,977)
Cash and Cash Equivalents — Beginning of year	53,618	45,182

Cash and Cash Equivalents — End of year	$36,404	$29,205

Supplemental Disclosure of Cash Flow Information - Cash paid for:
Interest	$17,560	$16,157
Federal income taxes	2,870	1,500

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Summary of Significant Accounting Policies

     Stock Offering and Business

     Citizens First Bancorp, Inc. (the “Company”) was organized as a Delaware corporation at the direction of Citizens First Savings Bank (the “Bank”), in October 2000 to become the holding company for the Bank upon the completion of its conversion from the mutual to stock form of ownership. The conversion was completed on March 7, 2001. In connection with the conversion, the Company sold 8,821,075 shares of its common stock, par value $0.01 per share, at a purchase price of $10 per share to depositors of the Bank in a subscription offering raising approximately $85.1 million in net conversion proceeds.

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

     The weighted-average shares and earnings per share for the three and six months ended September 30, 2001 are detailed in the table below.

	For the	For the
	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2001	2001

Average common shares outstanding	9,526,761	9,526,761
Less: Unallocated ESOP shares	762,120	762,120

Shares used in the earnings per share calculation	8,764,641	8,764,641

Net income	$2,347	$5,069

Basic Earnings Per Share	$0.27	$0.58

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

CITIZENS FIRST BANCORP, INC.

Dated: March 13, 2002	By: /s/ Timothy D. Regan

Timothy D. Regan
Secretary, Treasurer and Director
(principal financial and accounting officer)