Form 10-K
period 2002-03-31
CITIZENS FIRST BANCORP INC
filed 2002-07-01
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes  X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $181.8 million, based upon the closing price of $21.41 as quoted on the Nasdaq National Market on June 21, 2002. Solely for purposes of this calculation, the shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

     As of June 21, 2002, the registrant had 8,736,273 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Annual Report to Stockholders for the year ended March 31, 2002 (Part II)
Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part III)

INDEX

		Page
	Part I
Item 1.	Business	1
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Securities Holders	32
	Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	32
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	32
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	32
	Part III
Item 10.	Directors and Executive Officers of the Registrant	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions	33
	Part IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	34

Part I

Item 1. Business

General

     Citizens First Bancorp, Inc. (the “Company” or “Citizens First Bancorp”) was organized as a Delaware business corporation at the direction of Citizens First Savings Bank (“Citizens First” or the “Bank”) in October 2000 to become the holding company for Citizens First upon completion of its conversion from the mutual to stock form of ownership. The conversion was completed on March 7, 2001. In connection with the conversion, the Company sold 8,821,075 shares of its common stock, par value $0.01 per share at a purchase price of $10 per share to depositors of the Bank in a subscription offering raising approximately $85.1 million in net conversion proceeds. In addition, the Company issued an additional 705,686 shares, representing 8% of the shares sold in the subscription offering, to Citizens First Foundation, a charitable foundation established by the Bank. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the offering, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

     Citizens First is regulated by the Michigan Office of Financial and Insurance Services and the Federal Deposit Insurance Corporation. Citizens First’s deposits are insured to the maximum allowable amount by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Citizens First has been a member of the Federal Home Loan Bank System since 1938.

     Citizens First operates as a community-oriented financial institution, specializing in the acceptance of retail deposits from the general public in the areas surrounding its 15 full-service banking offices and using those funds, together with funds generated from operations and borrowings, to originate loans. The principal lending activity of Citizens First is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. Citizens First also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. Citizens First currently originates one- to four-family mortgage loans primarily for sale in the secondary market, while generally retaining the servicing rights. Citizens First’s revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investments. Citizens First’s primary sources of funds are deposits, principal and interest payments on loans and investments and advances from the Federal Home Loan Bank of Indianapolis.

Market Area

     Citizens First’s main office is in Port Huron, Michigan in St. Clair County. Citizens First’s primary deposit gathering and lending areas are concentrated in and around the communities surrounding its 15 full-service offices located in St. Clair, Sanilac, Huron and Lapeer Counties, Michigan. However, Citizens First also makes some loans beyond these areas throughout southeastern Michigan.

     Port Huron, the population center for St. Clair county, is located approximately sixty miles northeast of Detroit and sixty miles east of Flint. St. Clair County, is bounded by the counties of Macomb to the south and west, Lapeer to the west and Sanilac to the north. The eastern boundary of the county is the St. Clair river and Canada. Almost half of the county’s total land area is rural and approximately one-third of the resident labor force commutes to jobs outside of the county. As of 2001, St. Clair County had a population of approximately 166,541, while the other three counties in the Bank’s primary market area had a population of approximately 169,970. The largest employment sectors in this area are manufacturing, services, retail and government. Citizens First’s market area has a higher per capita median household income when compared to Michigan and the United States.

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

	At March 31,

	2002		2001		2000

		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

			(Dollars in thousands)
Real estate loans:
One- to four-family	$385,765	51.56%	$395,484	57.75%	$341,308	58.81%
Commercial and multi- family real estate (1)	144,817	19.36	113,715	16.60	83,536	14.40
Residential construction	27,541	3.68	18,479	2.70	24,750	4.26
Home equity loans and lines of credit	71,266	9.52	66,687	9.74	56,991	9.82

Total real estate loans	629,389	84.12	594,365	86.78	506,585	87.29
Consumer loans:
Vehicles (2)	61,661	8.24	55,490	8.10	41,066	7.08
Other	15,015	2.01	12,344	1.80	13,882	2.39

Total consumer loans	76,676	10.25	67,834	9.90	54,948	9.47
Commercial loans	42,137	5.63	22,676	3.32	18,824	3.24

Total loans	748,202	100.00%	684,875	100.00%	580,357	100.00%

Less:
Deferred loan origination fees and discounts	1,618		1,595		1,393
Allowance for loan losses	11,020		10,831		10,461

Total loans, net	$735,564		$672,449		$568,503

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At March 31,

	1999		1998

		Percent		Percent
	Amount	of Total	Amount	of Total

		(Dollars in thousands)
Real estate loans:
One- to four-family	$427,555	70.83%	$399,616	71.58%
Commercial and multi- family real estate (1)	62,500	10.36	42,805	7.67
Residential construction	31,040	5.14	31,336	5.61
Home equity loans and lines of credit	42,417	7.02	44,844	8.03

Total real estate loans	563,512	93.35	518,601	92.89
Consumer loans:
Vehicles (2)	7,100	1.18	5,329	0.96
Other	16,348	2.71	21,361	3.82

Total consumer loans	23,448	3.89	26,690	4.78
Commercial loans	16,638	2.76	13,011	2.33

Total loans	603,598	100.00%	558,302	100.00%

Less:
Deferred loan origination fees and discounts	1,800		1,882
Allowance for loan losses	11,161		7,527

Total loans, net	$590,637		$548,893

(1)	Includes commercial construction loans which at March 31, 2002 and 2001 totaled $9.9 million and $6.5 million, respectively.
(2)	Includes loans secured by automobiles, motorcycles, campers and other recreational vehicles.

     Maturity of Loan Portfolio. The following table presents certain information at March 31, 2002 regarding the dollar amount of loans maturing in Citizens First’s portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

	At March 31, 2002

		Commercial
	One- to	and		Home Equity
	Four-	Multi-Family	Residential	Loans and			Total
	Family	Real Estate	Construction	Lines of Credit	Consumer	Commercial	Loans

				(In thousands)
Amounts due in:
One year or less	$906	$28,086	$27,541	$518	$3,363	$22,245	$82,659
More than one year to five years	5,118	61,011	—	15,533	62,117	16,887	160,666
More than five years	379,741	55,720	—	55,215	11,196	3,005	504,877

Total amount due	$385,765	$144,817	$27,541	$71,266	$76,676	$42,137	$748,202

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

     The following table sets forth, at March 31, 2002, the dollar amount of loans contractually due after March 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After March 31, 2003

	Fixed	Adjustable	Total

		(In thousands)
Real estate loans:
One- to four-family	$84,735	$300,124	$384,859
Commercial and multi-family real estate	114,143	2,588	116,731
Home equity	58,475	12,273	70,748

Total real estate loans	257,353	314,985	572,338
Consumer loans	70,430	2,883	73,313
Commercial loans	11,928	7,964	19,892

Total loans	$339,711	$325,832	$665,543

     One- to Four-Family Loans. Citizens First’s primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. Citizens First offers various types of adjustable-rate mortgage loans and fixed-rate mortgage loans. At March 31, 2002, 47.9% of Citizens First’s residential mortgage loans had fixed interest rates and 52.1% had adjustable interest rates.

     Citizens First originates fixed-rate fully amortizing loans with maturities of 10, 15, 20 and 30 years. Management establishes the loan interest rates based on market conditions, with consideration given to the type of the loan and the quality and liquidity of the collateral securing the loan. Citizens First offers mortgage loans that generally conform to Freddie Mac guidelines, as well as jumbo loans, which currently are loans in amounts over $300,700. Fixed-

rate conforming loans are generally originated for sale in the secondary market, with servicing rights released. Citizens First will underwrite one- to four-family owner-occupied residential mortgage loans with a loan to value ratio of 97%, provided that private mortgage insurance will generally be required on loans that exceed 80% of the lower of the appraised value or the purchase price of the real estate. In limited instances, Citizens First will originate loans with a loan to value ratio of 103% to sell in the secondary market, with servicing released. Citizens First also offers a seven year balloon mortgage loan, in which the borrower pays a fixed monthly payment for the first seven years, at which point the entire balance of the loan becomes due.

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

     Residential Construction Loans. Citizens First originates construction loans to individuals for the construction of one- to four-family residences. Citizens First’s residential construction loans generally provide for the payment of interest only during the construction phase, which is usually between six and twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. Citizens First will also originate residential construction loans to builders with which Citizens First has an established relationship. Construction loans to individuals are generally made on the same terms as Citizens First’s one- to four-family mortgage loans. At March 31, 2002, the largest outstanding residential construction loan commitment was for $1.5 million, all of which was outstanding. This loan was performing according to its terms at March 31, 2002.

     Before making a commitment to fund a construction loan, Citizens First requires an appraisal of the property by an independent licensed appraiser. Citizens First also reviews and inspects each property before disbursement of funds. Loan proceeds are disbursed after each stage of work is completed. The final 10% of the loan is held until the house is completed.

     Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property’s value and the estimated cost of the property. If the estimate of construction costs proves to be inaccurate, Citizens First may be required to advance funds beyond the amount originally committed to protect the value of the property. If the estimate of value upon completion proves to be inaccurate, Citizens First may be confronted with a property whose value is insufficient to assure full repayment.

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

     Most of the commercial and multi-family real estate loans originated by Citizens First are fully amortizing loans with terms of up to twenty years. Generally, the maximum loan-to-value ratio for such a loan is 80%. In reaching its decision on whether to make a commercial or multi-family real estate loan, Citizens First considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Citizens First will also consider the term of the lease and the quality of the tenants. Citizens First has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of between 1.10x and 1.30x. Citizens First requires written appraisals prepared by a certified independent appraiser of all properties securing commercial or multi-family real estate loans greater than $250,000, or as required by FIRREA. Additionally, environmental surveys are required prior to funding of certain larger commercial real estate loans in excess of $1.0 million and may be required on commercial real estate loans greater than $500,000 or where a risk of contamination exists. At March 31, 2002, Citizens First’s largest commercial or multi-family real estate loan had an outstanding balance of $4.5 million. The loan is secured by gas stations and convenience stores and was performing according to its terms at March 31, 2002.

     Citizens First also makes construction loans for commercial development projects, including multi-family, commercial properties, single-family subdivisions and condominiums. These loans generally have an interest-only phase during construction then convert to permanent financing. The permanent mortgage loan must be approved at the time the initial approval is made. Disbursement of funds is at the sole discretion of Citizens First and is based on the progress of construction. The maximum loan to value ratio for these loans depends upon the type of commercial development project being undertaken, but generally will not exceed 80%. At March 31, 2002, the largest outstanding commercial construction loan was $5.4 million. This loan is secured by a manufactured housing community and was performing according to its terms at March 31, 2002.

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

     Home Equity Loans and Lines of Credit. Citizens First offers home equity loans and lines of credit secured by owner-occupied one- to four-family residences. At March 31, 2002, home equity loans and lines of credit totaled $71.3 million or 9.5% of Citizens First’s total loans. Additionally, at March 31, 2002, the unadvanced amounts of home equity lines of credit totaled $18.1 million. The underwriting standards employed by Citizens First for home equity loans and lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans will not be made if the borrower’s outstanding monthly debt exceeds 40% of the borrower’s gross monthly income. Loan to value ratios and maximum loan amounts vary depending on the amount of insurance coverage on the underlying property. Generally, home equity loans are made with fixed interest rates and with terms up to 15 years.

     Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported inThe Wall Street Journal. Generally, the maximum combined loan-to-value ratio on home equity lines of credit is 85% and loans may be made up to $500,000. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed 15 years, beginning at the end of the five year period.

     Consumer Loans. Citizens First offers a variety of consumer loans, including automobile loans, mobile home loans, other secured loans, collateral loans, personal loans and unsecured loans.

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

     In March 1999, Citizens First commenced an indirect consumer lending program, which is managed by an experienced consumer loan officer. Citizens First originates automobile loans through approximately 42 automobile dealers in its primary market area. These dealers provide Citizens First applications to finance new and, to a lesser extent, used vehicles sold by their dealerships. Citizens First has the opportunity to accept or reject each loan. Generally, Citizens First pays a fee to the automobile dealer based on the interest rate on the loan. This fee, or dealer reserve, is paid to the dealer monthly. If a loan is paid off or charged off within a specified time period, Citizens First is credited with 100% of the dealer reserve, which it may withhold from the dealer’s account or credit against future payments to the dealer. For fiscal 2002 and 2001, Citizens First originated $35.8 million and $36.3 million of consumer loans, respectively, of which 10.7% and 6.4% were indirectly originated automobile loans.

     Citizens First also originates consumer loans secured by mobile homes. Historically, such loans were primarily originated indirectly through dealer relationships. However, in recent years management has decided to stop originating such loans on an indirect basis, which has reduced the amount of mobile home originations. As a result, mobile home loans have declined from $10.4 million, or 1.5% of total loans and 7.7% of consumer loans at March 31, 2001 to $8.3 million, or 1.1% of total loans and 10.8% of consumer loans at March 31, 2002. Citizens First originates loans on new or used mobile homes (up to fifteen years old) with terms ranging from seven to fifteen years and with fixed interest rates. Citizens First generally will finance up to a maximum of 90% of the purchase price of the mobile home unit or the retail value as stated in the NADA book, whichever is less.

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

     Commercial Loans. Citizens First, under the direction of an experienced staff of commercial loan officers, makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Citizens First offers a variety of commercial lending products, including term loans for fixed assets, working capital, lines of credit and loans with a single principal payment at maturity. Additionally, Citizens First originates Small Business Administration guaranteed loans. Citizens First offers secured commercial term loans, with terms of up to ten years and the payment of which is dependent on future earnings. Business lines of credit have adjustable rates of interest with terms of up to three years. Loans that require a one-time payment of principal at its termination will be originated on terms of up to three years provided the borrower is paying interest at least semi-annually or up to one year if the borrower will pay all of the interest due upon maturity. Business loans with variable rates of interest are generally indexed to the prime rate as reported in The Wall Street Journal. Citizens First also makes unsecured commercial loans. At March 31, 2002, such loans totaled $22.0 million, or 11.6% of commercial loans. At March 31, 2002, Citizens First’s largest outstanding commercial loan was a $6.2 million working capital line of credit. Additionally, at March 31, 2002, Citizens First’s largest outstanding commercial loan commitment was a $10.0 million line of credit. Both of these loans were performing according to their terms at March 31, 2002.

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

     Loans to One Borrower. The maximum amount that Citizens First may lend to one borrower is limited by regulation. At March 31, 2002, Citizens First’s regulatory limit on loans to one borrower was $12.9 million or $21.5 million for loans approved by two-thirds of the Board of Directors. At that date, Citizens First’s largest amount of outstanding loans to one borrower, including the borrower’s related interests, was approximately $20.3 million and consisted of ten commercial, industrial and retail properties. Additionally, at March 31, 2002, Citizens First’s largest outstanding commitment to one borrower was approximately $21.0 million, approximately $20.3 million of which was outstanding, and consisted of commercial, industrial and retail properties. All of these loans were performing according to their original terms at March 31, 2002.

     Loan Approval Procedures and Authority. Citizens First’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Citizens First’s Board of Directors and management.

     Residential real estate loans greater than $700,000 but less than $1.0 million require the approval of the Mortgage Loan Committee, which consists of the President and Chief Executive Officer, Senior Vice President, Retail Banking, a Vice President and an Assistant Vice President. Residential real estate loans between $1.0 million and $2.0 million require approval of the Officer’s Credit Committee which consists of the President and Chief Executive Officer, the Senior Vice President, Commercial Banking, certain commercial officers and other officers as designated. Loans in excess of $2.0 million require approval of the Director’s Loan Committee which consists of three directors, the President and Chief Executive Officer and the Senior Vice President, Commercial Banking. Additionally, various officers and underwriters of Citizens First have been delegated authority to approve different types of real estate loans. The approval authorities range from the authority of certain staff underwriters to approve residential mortgage loans up to $125,000 to the authority of the President and Chief Executive Officer to approve any real estate loan up to $1.0 million. In addition, certain employees may combine their authority to jointly approve a loan that exceeds their individual lending authority.

     Consumer loans greater than $700,000 require the approval of the entire Board of Directors. Additionally, various bank personnel have been delegated authority to approve consumer loans. The President and Chief Executive Officer may individually approve any consumer loan up to $700,000.

     All commercial and commercial real estate loans in excess of $5.0 million require the approval of the Board of Directors. Commercial and commercial real estate loans between $2.0 and $5.0 million require the approval of the Directors Loan Committee. Commercial and commercial real estate loans between $500,000 and $2.0 million require the approval of the Officers Credit Committee. Additionally, various bank personnel have been delegated authority to approve loans less than $500,000. Officers may combine their authority to jointly approve a loan that exceeds their individual lending authority.

     Loan Originations, Purchases and Sales. Citizens First’s lending activities are conducted by its salaried and commissioned loan personnel and through its relationship with dealers. Currently, Citizens First has contractual relationships with approximately 42 vehicle dealers, all of which originate automobile loans for Citizens First. Citizens First underwrites and funds such loans. These automobile dealers accounted for approximately 10.7% and 6.4% of the consumer loans, and 84.7% and 80.3% of the automobile loans, originated by Citizens First in fiscal 2002 and 2001, respectively . The automobile dealers are compensated based on the interest rate on the loan offered. This fee, or dealer reserve, is paid to the dealer monthly.

     Except in connection with its indirect automobile lending, Citizens First relies on advertising, referrals from realtors and customers, and personal contact by Citizens First’s staff to originate loans. Citizens First does not use loan correspondents or other third-parties to originate loans. Citizens First generally does not purchase either participation interests in loans or whole loans. Citizens First’s ability to originate adjustable-rate and fixed-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, all fixed-rate loans which conform to the underwriting standards specified by Freddie Mac are originated for sale in the secondary market to Freddie Mac, and to a lesser extent private investors. Additionally, Citizens First may sell loans in the secondary market to Fannie Mae. To date, no loans have been sold to Fannie Mae. Citizens First generally retains the servicing rights on the loans sold. Citizens First currently has a best efforts contract with a third party, under which Citizens First is not required to replace loans which fail to close for any reason. Additionally, Citizens First has entered into forward contracts with Freddie Mac in the past and at March 31, 2002, Citizens had outstanding forward contracts to sell loans of approximately $6.1 million. Sales of loans are made without recourse to Citizens First if the borrower defaults. Citizens First generally originates adjustable-rate loans for its portfolio but will from time to time sell such loans in the secondary market based on prevailing market interest rate conditions, liquidity needs and Citizens First’s interest rate risk position.

     The following table sets forth Citizens First’s loan originations, sales and principal repayments for the periods indicated:

	For the Year Ended March 31,

	2002	2001	2000

		(In thousands)
Loans at beginning of period	$684,875	$580,357	$603,598
Originations:
Real estate:
One- to four-family	187,765	185,227	110,854
Commercial and multi-family real estate	41,078	42,203	37,812
Residential construction	50,045	39,838	37,625
Home equity loans and lines of credit	43,911	28,280	31,723

Total real estate loans	322,799	295,548	218,014
Consumer	35,834	36,363	43,732

Commercial	107,293	41,229	30,713

Total loans originated	465,926	373,140	292,459

Deduct:
Principal loan repayments and prepayments	212,816	200,766	122,773
Loan sales	189,783	67,856	192,927

Sub-total	402,599	268,622	315,700

Net loan activity	63,327	104,518	(23,241)

Loans at end of period (1)	$748,202	$684,875	$580,357

(1)	Loans at end of period include loans in process of $13.7 million, $13.7 million and $11.4 million for fiscal years 2002, 2001 and 2000, respectively.

     Loan Commitments. Citizens First issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval for residential real estate loans and 180 days on commercial and multi-family real estate loans. At March 31, 2002, Citizens First had loan commitments and unadvanced loans and lines of credit totaling $170.2 million. See note 13 of the notes to financial statements included in the Annual Report to Stockholders incorporated by reference into this Form 10-K.

     Loan Fees. In addition to interest earned on loans, Citizens First receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     Citizens First charges loan origination fees, which are calculated as a percentage of the amount borrowed, subject to a minimum amount. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At March 31, 2002, Citizens First had $1.6 million of net deferred loan fees.

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

	At March 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands)
Non-accruing loans:
Real estate	$1,437	$1,156	$954	$157	$578
Consumer	61	220	64	212	207
Commercial	295	434	228	495	576

Total (1)	1,793	1,810	1,246	864	1,361
Real estate owned (2)	953	282	80	75	75

Total nonperforming assets	$2,746	$2,092	$1,326	$939	$1,436

Total nonperforming loans as a percentage of total loans	0.24%	0.26%	0.21%	0.14%	0.24%
Total nonperforming loans as a percentage of total assets	0.19%	0.21%	0.17%	0.13%	0.22%

(1)	Total non-accruing loans equals total nonperforming loans.
(2)	Real estate owned balances are shown net of related loss allowances and include repossessed automobiles which at March 31, 2002, totaled $62,000.

     Interest income that would have been recorded for the year ended March 31, 2002 had nonaccruing loans been current according to their original terms amounted to approximately $103,100. Interest related to these loans was not included in interest income for the year ended March 31, 2002.

     The following table sets forth the delinquencies in Citizens First’s loan portfolio as of the dates indicated.

	At March 31, 2002				At March 31, 2001

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance of	of	Balance of	of	Balance of	of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

				(Dollars in thousands)
Real Estate Loans:
One- to four-family	18	$2,263	10	$1,161	3	$271	13	$1,156
Residential construction	3	401	2	276	—	—	—	—
Home equity loans and lines of credit	4	130	—	—	12	146	8	109
Consumer loans	13	109	8	61	6	104	9	111
Commercial loans	2	888	2	295	—	—	2	434

Total	40	$3,791	22	$1,793	21	$521	32	$1,810

Delinquent loans to total loans		0.51%		0.24%		0.08%		0.26%

	At March 31, 2000

	60-89 Days		90 Days or More

	Number	Principal	Number	Principal
	of	Balance of	of	Balance of
	Loans	Loans	Loans	Loans

	(Dollars in thousands)
Real Estate Loans:
One- to four-family	7	$912	14	$954
Residential construction	2	197	—	—
Home equity loans and lines of credit	3	30	—	—
Consumer loans	16	190	3	64
Commercial loans	5	258	2	228

Total	33	$1,587	19	$1,246

Delinquent loans to total loans		0.27%		0.21%

     Real Estate Owned. Real estate acquired by Citizens First as a result of foreclosure and real estate acquired by deed-in-lieu of foreclosure is classified as real estate owned until sold. Under Michigan law, there is generally a six-month redemption period with respect to one- to four-family residential properties during which the borrower has the right to repurchase the property. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. At March 31, 2002, Citizens First had $953,000 in real estate owned, which consisted of 6 one-to four-family residences and 17 vehicles.

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

     The following table sets forth the Bank’s classified assets at March 31, 2002.

	Loss		Doubtful		Substandard		Special Mention

	Number		Number		Number		Number
	of	Principal	of	Principal	of	Principal	of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance

				(Dollars in thousands)
Real estate loans:
One- to four-family	—	$—	—	$—	17	$1,625	—	$—
Commercial and multi-family	—	—	—	—	—	—	4	629
Residential construction	—	—	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—	—	—
Consumer loans:
Vehicles	—	—	—	—	3	26	—	—
Other	—	—	—	—	5	41	—	—
Commercial loans	—	—	2	295	2	261	7	3,952

Total	—	$—	2	$295	27	$1,953	11	$4,581

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

     Citizen First’s methodology for assessing the adequacy of its loan loss allowance consists of management assessing the expected losses inherent in the loan portfolio by first performing a detailed review of multi-family real estate, commercial real estate and other loans with significant balances. Such loans are assigned higher credit risk ratings upon their origination. A detailed credit quality review is also performed for other loans which have deteriorated below certain levels of credit risk or which have been classified or identified as watch list loans. A specified loss allowance is attributed to such reviewed loans. An appropriate level of loss allowance is then determined for the remaining balance of the loan portfolio by applying estimated projected loss factors to each specific type of loan category in the portfolio with varying loss factors being applied to specific sub-categories of loans within such broader categories. The estimated loss factors applied are primarily determined by management based on recent loan loss experience, industry averages and trends in loan delinquencies and nonaccruals for each type of loan. The determination of the estimated loss factors applied to each type of loan is determined based on information known to management at such time and projections by management based on such information and, therefore, actual loss ratios experienced in the future could vary from those projected. After the review yields an aggregate amount of loss allowance attributable to specific loans and the application of the loss factors to the remaining balance of loans by type, management analyzes the adequacy of such combined amount of loan loss allowance by considering other factors that may have an impact on the performance of the loan portfolio, such as trends in real estate and collateral values, trends and forecasts for the national and local economies and the geographic dispersion of borrowers. Based on this analysis, management then adjusts the overall allowance which may result in an unallocated portion of the loan loss allowance. This necessity for the unallocated portion of the allowance occurs because other factors affecting the determination of probable losses inherent in the loan portfolio may exist which are not necessarily captured by the application of estimated loss factors. The existence of an unallocated portion of the loan loss allowance reflects management’s view that the allowance should have a margin that recognizes the imprecision underlying the process of estimating expected credit losses and the adequacy of the loan loss allowance. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment. Recent factors which were considered in the evaluation of the adequacy of Citizens First’s unallocated loan loss reserve include the relative lack of loss experience with indirect automobile loans, and increases in commercial real estate, commercial and construction loans. Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the allowance.

     During fiscal 1999, in recognition of its strategy of increasing multi-family real estate, commercial real estate, commercial and consumer (particularly indirect automobile) loans, the overall increase in the risk inherent in a loan portfolio with an increased amount of such loans and the relative lack of loss experience with those types of loans, management reevaluated its loan loss allowance methodology. As a result, management determined to increase the loss factors it applied to its commercial real estate, commercial and consumer loans and also determined that it should maintain an overall loan loss allowance which would be at historically higher levels as a percentage of total loans and which would be closer to the loan loss allowance averages maintained by commercial banks operating in Michigan. Based on the revised methodology, the loan loss allowance was increased to $11.1 million or 1.85% of total loans at March 31, 1999 of which $2.1 million was unallocated to any specific loan category. However, despite an increase in the aggregate balance of commercial and consumer loans since fiscal 1999, non-accruing and delinquent commercial and consumer loans have been lower than was expected, which has resulted in a reduction in the loan loss allowance to 1.47% of total loans at March 31, 2002.

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

     The following table presents an analysis of Citizens First’s allowance for loan losses.

	Year Ended March 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Allowance for loan losses, beginning of year	$10,831	$10,461	$11,161	$7,527	$6,982
Charged-off loans:
Real estate	(12)	(5)	(5)	—	(4)
Consumer	(870)	(342)	(230)	(50)	(187)
Commercial	(291)	(142)	—	(117)	—

Total charged-off loans	(1,173)	(489)	(235)	(167)	(191)

Recoveries on loans previously charged off:
Real estate	—	—	6	—	1
Consumer	263	23	12	1	21
Commercial	103	56	—	—	—

Total recoveries	366	79	18	1	22

Net loans charged-off	(807)	(410)	(217)	(166)	(169)
Provision for loan losses	996	780	(483)	3,800	714

Allowance for loan losses, end of period	$11,020	$10,831	$10,461	$11,161	$7,527

Net loans charged-off to average interest-earning loans	0.11%	0.06%	0.04%	0.03%	0.03%
Allowance for loan losses to total loans	1.47%	1.58%	1.80%	1.85%	1.35%
Allowance for loan losses to nonperforming loans	614.61%	598.40%	839.57%	1,291.78%	553.06%
Net loans charged-off to allowance for loan losses	7.32%	3.79%	2.07%	1.49%	2.25%
Recoveries to charge-offs	31.20%	16.16%	7.66%	0.60%	11.52%

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

	At March 31,

	2002			2001

		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Real estate	$4,980	45.19%	84.12%	$5,425	50.09%	86.78%
Consumer	4,130	37.48	10.25	4,082	37.69	9.90
Commercial	1,096	9.94	5.63	845	7.80	3.32
Unallocated	814	7.39	—	479	4.42	—

Total allowance for loan losses	$11,020	100.00%	100.00%	$10,831	100.00%	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At March 31,

	2000

		% of	Percent
		Allowance	of Loans
		in each	in Each
		Category	Category
		to Total	to Total
	Amount	Allowance	Loans

	(Dollars in thousands)
Real estate	$5,717	54.65%	87.29%
Consumer	3,120	29.83	9.47
Commercial	784	7.49	3.24
Unallocated	840	8.03	—

Total allowance for loan losses	$10,461	100.00%	100.00%

	At March 31,

	1999			1998

		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

			(Dollars in thousands)
Real estate	$6,440	57.70%	93.35%	$2,332	30.98%	92.89%
Consumer	1,853	16.60	3.89	1,430	19.00	4.78
Commercial	720	6.45	2.76	646	8.58	2.33
Unallocated	2,148	19.25	—	3,119	41.44	—

Total allowance for loan losses	$11,161	100.00%	100.00%	$7,527	100.00%	100.00%

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

     At March 31, 2002, Citizens First did not own any securities, other than U.S. Government and agency securities, that had an aggregate book value in excess of 10% of Citizens First’s stockholders’ equity at that date.

     The following table sets forth certain information regarding the amortized cost and fair value of Citizens First’s securities at the dates indicated.

	At March 31,

	2002		2001		2000

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Debt securities available-for-sale:
Obligations of U.S. Treasury and U.S. government agencies	$19,586	$20,388	$39,818	$40,898	$47,255	$47,150
Obligations of state and political subdivisions	14,056	14,568	10,804	11,339	3,612	3,630
Corporate Securities	74,126	73,874	43,326	43,816	43,663	43,508
Mortgaged-backed Securities	4,878	4,932	—	—	—	—

Total	112,646	113,762	93,948	96,053	94,530	94,288

Equity securities available-for-sale:
Federal Home Loan Mortgage Corporation Preferred Stock	5,002	4,785	—	—	—	—

Total equity securities available-for-sale	5,002	4,785	—	—	—	—

Total debt and equity securities	$117,648	$118,547	$93,948	$96,053	$94,530	$94,288

     The following table sets forth Citizens First’s securities activities for the periods indicated.

	For the Year Ended March 31,

	2002	2001	2000

Securities:
Securities, beginning of period (1)	$96,053	$94,288	$2,003
Purchases	128,623	48,506	95,287
Sales	(35,040)	(15,516)	—
Maturities	(70,290)	(33,858)	(3,000)
Increase in net premium	407	286	240
Increase (decrease) in unrealized gain	(1,206)	2,347	(242)

Net increase (decrease) in investment securities	22,494	1,765	92,285

Securities, end of period	$118,547	$96,053	$94,288

(1)	Includes securities available-for-sale including those transferred from held-to-maturity concurrently with the adoption of SFAS No. 133 in the period ended March 31, 2000.

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of Citizens First’s debt securities as of March 31, 2002.

	At March 31, 2002

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years

		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Available-for-sale securities:
Municipal securities (1)	$3,247	2.05%	$3,444	5.91%	$7,385	5.18%
Obligations of the U.S.
Treasury and government agencies and corporation	6,579	7.06%	13,809	7.01%	—	—
Other investments	11,996	7.26%	43,049	5.36%	9,895	4.31%
Mortgaged-backed securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total securities at fair value	$21,822	6.42%	$60,302	5.77%	$17,280	4.68%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At March 31, 2002

	More than Ten Years		Mortgaged-Backed		Equity	Total

		Weighted		Weighted			Weighted
	Carrying	Average	Carrying	Average	Carrying	Carrying	Average
	Value	Yield	Value	Yield	Value	Value	Yield

	(Dollars in thousands)
Available-for-sale securities:
Municipal securities (1)	$492	5.33%	—	—	—	$14,568	4.63%
Obligations of the U.S.
Treasury and government agencies and corporation	—	—	—	—	—	20,388	7.03%
Other investments	8,934	6.72%	—	—	—	73,874	5.69%
Mortgaged-backed securities	—	—	$4,932	5.84%	—	4,932	5.84%
Equity securities	—	—	—	—	$4,785	4,785	—

Total securities at fair value	$9,426	6.65%	$4,932	5.84%	$4,785	$118,547	5.80%

(1)	Weighted average yield data for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

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

     Deposit Accounts. Nearly all of Citizens First’s depositors reside in Michigan. Citizens First offers a wide variety of deposit accounts with a range of interest rates and terms. Citizens First’s deposit accounts consist of a variety of savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of Citizens First’s certificate of deposit accounts range from seven days to six years. Deposit account terms vary with the principal differences being the minimum deposit balance, early withdrawal penalties, limits on the number of transactions and the interest rate. Citizens First reviews its deposit mix on a monthly basis and its pricing weekly.

     In October 1999, Citizens First began offering a wide range of commercial deposit products and checking accounts to cities, towns and municipal school districts located within Citizens First’s primary market area. At March 31, 2002, Citizens First was working with approximately 43 municipalities. At March 31, 2002, these entities accounted for approximately $19.2 million of Citizens First’s certificates of deposit and $23.4 million of Citizens First’s money market accounts. Such municipal and governmental deposits tend to be more interest rate sensitive than other consumer deposit accounts and are typically subject to competitive bidding processes. Additionally, the balance of such deposit accounts tend to fluctuate more than consumer deposit accounts due to the budgeting and tax collection timing of the municipal entity. Accordingly, such municipal deposits tend to be more volatile than consumer deposits and no assurance can be made that Citizens First will be able to maintain the levels of such accounts in future periods.

     Citizens First believes it is competitive in the interest rates it offers on its deposit products. Citizens First determines the rates paid based on a number of factors, including rates paid by competitors, Citizens First’s need for funds and cost of funds, borrowing costs and movements of market interest rates. Citizens First does not utilize brokers to obtain deposits and at March 31, 2002 had no brokered deposits.

     The following table presents the deposit activity of Citizens First for the periods indicated:

	For the Year Ended March 31,

	2002	2001	2000

Beginning balance	$581,281	$601,008	$526,840
Increase (decrease) before interest credited	30,175	(47,184)	50,698
Interest credited	22,558	27,457	23,470

Net (decrease) increase	52,733	(19,727)	74,168

Ending balance	$634,014	$581,281	$601,008

     At March 31, 2002, Citizens First had $66.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate

	(Dollars in thousands)
Three months or less	$26,720	2.43%
Over 3 through 6 months	9,418	5.66
Over 6 through 12 months	15,735	4.44
Over 12 months	14,259	5.73

Total	$66,132

     The following table presents by various rate categories, the amount of certificates of deposit outstanding at the dates indicated and the periods to maturity of the certificates of deposit outstanding at March 31, 2002.

	Period to Maturity from March 31, 2002				At March 31,

	Less	One	Two	Over
	than One	to Two	to Three	Three
	Year	Years	Years	Years	2002	2001	2000

		(Dollars in thousands)
Certificates of deposit:
0 to 2.00%	$71,057	$—	$1	$—	$71,058	$320	$4,562
2.01 to 4.00%	48,568	9,707	4,418	117	62,810	17,429	22,020
4.01 to 5.00%	17,016	4,901	7,197	14,410	43,524	32,657	53,981
5.01 to 6.00%	26,691	4,241	4,236	4,283	39,451	86,054	162,295
6.01 to 7.00%	33,385	3,492	14,896	12,718	64,491	169,932	81,732
7.01 to 8.00%	5,393	—	1,540	1,043	7,976	8,416	73
Over 8.00%	—	—	—	—	—	—	—

Total certificate accounts	$202,110	$22,341	$32,288	$32,571	$289,310	$314,808	$324,663

     Borrowings. Citizens First has the ability to use advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Indianapolis, Citizens First is required to own capital stock in the Federal Home Loan Bank of Indianapolis and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At March 31, 2002, Citizens First had the ability to borrow a total of approximately $264.6 million from the Federal Home Loan Bank of Indianapolis, of which $151.4 million was borrowed at such date.

     The following table presents certain information regarding Citizens First’s borrowed funds at or for the periods ended on the dates indicated:

	Year Ended March 31,

	2002	2001	2000

Federal Home Loan Bank advances and other borrowings:
Average balance outstanding	130,645	$90,345	$72,675
Maximum amount outstanding at any month-end during the period	155,093	115,004	97,370
Balance outstanding at end of period	151,415	114,931	70,502
Weighted average interest rate during the period	6.23%	6.34%	5.94%
Weighted average interest rate end of period	5.79%	6.35%	6.08%

Personnel

     As of March 31, 2002, Citizens First had 220 full-time employees and 20 part-time employees, none of whom is represented by a collective bargaining unit. Citizens First believes its relationship with its employees is good.

Trust Services

     Established in 1999, Citizens First maintains the Asset Management and Trust Department which provides trust and investment services to individuals, partnerships, corporations and institutions and also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The trust department allows the Bank to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Citizens First’s operating strategy, Citizens First will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. Citizens First has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At March 31, 2002, the trust department managed 182 accounts with aggregate assets of $97.3 million, of which the largest relationship totaled $36.0 million, or 37.0% of the trust department’s total assets.

Subsidiaries

     Citizens Financial Services, Inc. Citizens Financial Services, Inc., formerly 525 Riverside Corporation, was established in 1974 as a Michigan-chartered service corporation. Although Citizens Financial Services previously participated in real estate development currently it only has an investment in the stock of a life insurance company and acts as the parent corporation for CFS Title Agency. CFS Title Agency, a Michigan Corporation, was established in 1998 as a joint venture between Citizens First and Lawyers Title Insurance Agency, a Virginia corporation, to provide title insurance for customers of Citizens First. Citizens Financial Services also offers, through its insurance agency, CFS Insurance Agency, a Michigan corporation, a variety of life insurance and annuity products and may in the future offer other personal insurance products through an affiliation arrangement with a third party insurance agency. At March 31, 2002, Citizens Financial Services had assets totaling $1.8 million. For the years ended March 31, 2002 and March 31, 2001, Citizens Financial Services had generated net income after taxes of $228,000 and $206,000, respectively.

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

Michigan Bank Regulation

     Michigan savings banks are regulated and supervised by the Commissioner of the Michigan Office of Financial and Insurance Services. Michigan-chartered savings banks are subject to an examination, not less than once every 18 months, by the Michigan Commissioner either with or without notice. The approval of the Michigan Commissioner is required for certain activities for a savings bank to merge with another institution, to reorganize, to issue stock or to undertake many other activities.

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

     Loans to One Borrower. Michigan law provides that stock savings banks may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the stock savings bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the bank’s board of directors is granted. If the Michigan Commissioner determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit of that group shall be combined. At March 31, 2002, Citizens First did not have any loans with one borrower that exceeded its regulatory limit.

     A number of loans are exempted from the above limitations. They include among others loans on commercial paper, loans to financial institutions, and loans secured by bonds, notes and certificates of indebtedness.

     Dividends. Dividends may be paid out of a Michigan-chartered savings bank’s net income then on hand after deducting all bad debts. A Michigan savings bank may only pay dividends on its common stock if the savings bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus. A savings bank with the approval of the Michigan Commissioner and by a vote of shareholders owning two-thirds of the stock entitled to vote may increase its capital stock by a declaration of a stock dividend on the capital stock. A savings bank may pay dividends on its preferred stock at a rate as may be applicable without limitation. Federal law may affect also affect the ability of a Michigan savings bank to pay dividends.

     Branching Activities. Michigan savings banks, such as Citizens First, have the authority under Michigan law to establish branches anywhere in the State of Michigan, as well as in any other U.S. state or foreign country, subject to receipt of all required regulatory approvals (including the approval of the Michigan Banking Commissioner and the Federal Deposit Insurance Corporation).

     Commissioner Assessments. Michigan savings banks are required to pay supervisory fees to the Michigan Commissioner to fund the operations of the Michigan Banking Commissioner. The amount of supervisory fees paid by a bank is based upon a formula involving the bank’s total assets, as reported to the Michigan Commissioner. The assessments for the fiscal year ended March 31, 2002 totaled $16,140.

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

     The Federal Deposit Insurance Corporation has adopted a regulation providing that it will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy.

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

     Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The Federal Deposit Insurance Corporation may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the Federal Deposit Insurance Corporation. In addition, the

Federal Deposit Insurance Corporation may prohibit the payment of dividends by a bank if such payment is determined, by reason of the financial condition of the bank, to be an unsafe and unsound banking practice.

     Insurance of Deposit Accounts. Citizens First is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. Beginning January 1, 2000, these assessments were shared by the Savings Association Insurance Fund and the Bank Insurance Fund members. During calendar 2002, these assessments approximated 1.82 basis points of assessable deposits.

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

Federal Home Loan Bank System

     Citizens First is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Citizens First, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Citizens First was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2002 of $7.5 million.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement is $1.239 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Citizens First complies with the foregoing requirements.

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

     Citizens First Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Unitary savings and loan holding companies not existing or applied for before May 4, 1999, such as Citizens First Bancorp, are restricted to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for financial holding companies and certain additional activities authorized by Office of Thrift Supervision regulation.

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

     QTL Test. To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), Citizens First must qualify as a Qualified Thrift Lender. To be a Qualified Thrift Lender, Citizens First must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2002, Citizens First met the qualified thrift lender test.

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

     Regulatory and Legislative Change. Citizens First and Citizens First Bancorp are extensively regulated and supervised. Regulations, which affect Citizens First on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the State of Michigan, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material impact on Citizens First Bancorp, Citizens First, its operations or the conversion.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

     General. Citizens First Bancorp and Citizens First report their income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to Citizens First Bancorp and Citizens First in the same manner as to other corporations with some exceptions, including particularly Citizens First’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Citizens First or Citizens First Bancorp. Citizens First’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1996. For its 2002 tax year, Citizens First’s maximum federal income tax rate was 35%.

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

     The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Citizens First makes a non-dividend distribution to Citizens First Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Citizens First does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

ITEM 2. PROPERTIES

     Citizens First currently conducts its business through its main office located in Port Huron, Michigan, and fourteen other full-service banking offices, all of which it owns. Citizens First also operates ATM machines at six other locations.

			Net Book Value
	Original		of Property
	Year Leased		or Leasehold
	or		Improvements at
Location	Acquired		March 31, 2002

Main/Executive Office:			(In thousands)

525 Water Street Port Huron, Michigan 48060	1978		$1,995

Branch Offices:

1527 Hancock Port Huron, Michigan 48060	1971		1,052

48 S. Elk Street Sandusky, Michigan 48471	1972		76

123 N. Port Crescent Bad Axe, Michigan 48413	1973		118

270 Clinton Avenue St. Clair, Michigan 48079	1974		86

301 Summer Street Algonac, Michigan 48001	1975		109

380 N. Cedar Street Imlay City, Michigan 48444	1975		186

2015 Gratiot Boulevard Marysville, Michigan 48040	1976		116

3136 Lapeer Road Port Huron, Michigan 48060	1976		283

37 N. Howard Croswell, Michigan 48422	1980		78

204 S. Huron Harbor Beach, Michigan 48441	1980		46

210 S. Parker Marine City, Michigan 48039	1987		61

807 S. Main Street Lapeer, Michigan 48446	1993		51

4778 24th Avenue Fort Gratiot, Michigan 48060	1998		89

5536 Main Street Lexington, Michigan 48450	2002		380

Other Properties:

550 Water Street Port Huron, Michigan 48060 (1)	1986		45

555 Water Street Port Huron, Michigan 48060 (2)	1998		773

500 Water Street Port Huron, Michigan 48060 (3)	2000		339
Suite 105

624 W. Nepessing Street Lapeer, Michigan 48446	2001	(4)	2

Total			$5,885

(1)	The property, which Citizens First owns, consists of a drive-up ATM facility.
(2)	The property, which Citizens First owns, houses Citizens First’s trust and financial services operations.
(3)	The property, which Citizens First owns, consists of a drive-up banking center.
(4)	The property, which Citizens First leases, serves as a loan production office. The lease on the property expires in 2003, at which point Citizens First has the option to renew for three additional one-year periods.

ITEM 3. LEGAL PROCEEDINGS

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information relating to the market for the Registrant’s common equity and related stockholder matters appears under “Market For Registrant’s Common Equity and Related Stockholder Matters” in the Registrant’s 2002 Annual Report to Stockholders and is incorporated herein by reference. Information relating to the dividend restrictions for the Registrant’s common stock appears under “Regulation and Supervision.”

ITEM 6. SELECTED FINANCIAL DATA

     The above-captioned information appears under “Financial Highlights” in the Registrant’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

     The above-captioned information appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The above-captioned information appears under the heading “Quantitative and Qualitative Disclosures about Market Risk” in the Registrant’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Citizens First Bancorp, Inc. and its subsidiaries, together with the report thereon by Plante & Moran, LLP appears in the Registrant’s 2002 Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Section captioned “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 13, 2002. Reference is made to the cover page of this Form 10-K and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to executive compensation is incorporated herein by reference to the sections captioned “Executive Compensation” and “Proposal 1 - Election of Directors — Directors’ Compensation” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 13, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 13, 2002.

Equity Compensation Plan Information

Plan category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding	for future issuance
	outstanding	options, warrants	under equity
	options, warrants	and rights	compensation plans
	and rights		(excluding
securities
reflected in column
(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,429,014	—	1,429,014
Total	1,429,014	—	1,429,014

     The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Management” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 13, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	(1)	Financial Statements

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of March 31, 2002 and 2001

•	Consolidated Statements of Income for the Years Ended March 31, 2002, 2001 and 2000

•	Consolidated Statements of Changes in Equity for the Years Ended March 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001, and 2000

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)
3.2	Bylaws of Citizens First Bancorp, Inc. (1)
4.0	Draft Stock Certificate of Citizens First Bancorp, Inc. (1)
10.1	Form of Citizens First Savings Bank Employee Severance Compensation Plan (1)
10.2	Form of Citizens First Savings Bank Supplemental Executive Retirement Plan (1)
10.3	Form of Citizens First Savings Bank Director’s Deferred Fee Agreement (1)
10.4	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell
10.5	Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (2)
10.6	Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (2)
10.7	Change in Control Agreement between Citizens First Savings Bank and Stephen J. Armstrong (2)
10.8	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)
13.0	2002 Annual Report to Stockholders
21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”
23.0	Consent of Plante & Moran LLP

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).
(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Bancorp, Inc.

Date: June 27, 2002	By:	/s/ Marshall J. Campbell Marshall J. Campbell Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Marshall J. Campbell Marshall J. Campbell	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	June 27, 2002

/s/ Timothy D. Regan Timothy D. Regan	Secretary, Treasurer and Director (principal accounting and financial officer)	June 27, 2002

/s/ Ronald W. Cooley Ronald W. Cooley	Director	June 27, 2002

/s/ Walid Demashkieh Walid Demashkieh	Director	June 27, 2002

/s/ Christopher A. Kellerman Christopher A. Kellerman	Director	June 27, 2002

/s/ Larry J. Moeller, Sr. Larry J. Moeller, Sr.	Director	June 27, 2002

Exhibit Index

Exhibit Number	Exhibit Description

10.4	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell

13	2002 Annual Report to Stockholders

23	Consent of Plante & Moran LLP