Form 10-Q
period 2002-06-30
CITIZENS FIRST BANCORP INC
filed 2002-08-14
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The Issuer had 8,574,035 shares of common stock, par value $0.01 per share, outstanding as of August 13, 2002.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited

	At June 30,	At March 31,
	2002	2002

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$7,656	$6,971
Interest-bearing deposits in other depository institutions	38,100	50,955

Total cash and cash equivalents	45,756	57,926
Securities available for sale	107,754	118,547
Loans held for sale	283	126
Loans — Net	774,538	735,564
Federal Home Loan Bank stock	8,005	7,505
Accrued interest receivable and other assets	16,158	16,688
Premises and equipment — Net	10,503	10,000

Total assets	$962,997	$946,356

LIABILITIES
Deposits:
Noninterest-bearing	$15,817	$30,357
Interest-bearing	633,687	603,657

Total deposits	649,504	634,014

Federal Home Loan Bank advances	153,808	151,415
Accrued interest and other liabilities	12,853	9,487

Total liabilities	816,165	794,916
STOCKHOLDERS’ EQUITY
Preferred stock — $.01 par value; Authorized — 1,000,000 shares; No shares issued and outstanding	—	—
Common stock — $.01 par value; Authorized — 20,000,000 shares;
Issued and outstanding — 9,526,761 shares at June 30, 2002 and March 31, 2002	95	95
Additional paid-in capital	92,210	92,210
Unearned compensation — ESOP	(9,780)	(9,780)
Retained earnings	77,891	75,784
Accumulated other comprehensive income	841	593
Common stock in treasury at cost (2001 — 476,388; 2002 — 336,600 shares)	(14,425)	(7,462)

Total stockholders’ equity	146,832	151,440

Total liabilities and stockholders’ equity	$962,997	$946,356

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended
	June 30,

	2002	2001

	(Dollars in thousands)
INTEREST INCOME:
Loans	$13,650	$14,652
Federal funds sold and other cash equivalents	110	423
Securities:
Tax-exempt	122	122
Taxable	1,448	1,828

Total interest income	15,330	17,025
INTEREST EXPENSE
Deposits	4,456	6,339
FHLB advances	2,258	2,060

Total interest expense	6,714	8,399

NET INTEREST INCOME — Before provision for loan losses	8,616	8,626
PROVISION FOR LOAN LOSSES	274	249

NET INTEREST INCOME	8,342	8,377
NON-INTEREST INCOME:
Service charges and other fees	957	463
Loan servicing fees	144	169
Mortgage banking activities	(81)	107
Gain on sale of securities	108	—
Other	475	116

Total noninterest income	1,603	855
NON-INTEREST EXPENSE:
Compensation, payroll taxes and employee benefits	2,919	2,378
Office occupancy and equipment	873	829
Advertising and business promotion	163	168
Stationery, printing and supplies	353	291
Data processing	118	111
Deposit statement preparation and collections	179	164
Legal and audit	262	97
Appraisal fee	75	247
Other	628	803

Total noninterest expense	5,570	5,088

INCOME — Before federal income tax expense	4,375	4,144
FEDERAL INCOME TAX EXPENSE	1,544	1,422

NET INCOME	$2,831	$2,722

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST SAVINGS BANK AND INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended
	June 30,

	2002	2001

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,831	$2,722
Adjustments to reconcile net income to net cash operating activities:
Provision for deferred taxes	—	—
Provision for loan losses	274	249
Depreciation	292	175
Amortization	(161)	(122)
Proceeds from sale of mortgage loans held for sale	30,097	28,972
Origination of mortgage loans held for sale	(30,019)	(28,458)
Gain on sale of mortgage loans	(235)	(37)
Gain on sale of investment securities	(108)	—
Change in assets and liabilities:
Increase in accrued interest receivable and other assets	402	899
Increase (decrease) in accrued interest payable and other liabilities	3,366	(823)

Net cash provided by operating activities	6,739	3,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	5,538	8,913
Proceeds from sale of securities available-for-sale	6,900	—
Purchase of FHLB stock	(500)	(192)
Purchase of available-for-sale securities	(1,000)	(12,500)
Net increase in loans	(39,248)	(24,992)
Purchases of premises and equipment	(795)	(83)

Net cash used in investing activities	(29,105)	(28,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	15,490	10,216
Dividends declared	(724)	—
Purchase of treasury stock	(6,963)	—
Repayment of FHLB advances	(3,000)	(9,500)
Proceeds from FHLB advances	5,393	16,399

Net cash provided by financing activities	10,196	17,115

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,170)	(8,162)
CASH AND CASH EQUIVALENTS — Beginning of year	57,926	53,618

CASH AND CASH EQUIVALENTS — End of year	$45,756	$45,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid for:
Interest	$7,672	$9,035
Federal income taxes	300	750

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STOCK OFFERING AND BUSINESS

     Citizens First Bancorp, Inc. (the “Company”) was organized as a Delaware corporation at the direction of Citizens First Savings Bank (the “Bank” or “Citizens First”) in October 2000 to become the holding company for the Bank upon the completion of its conversion from the mutual to stock form of ownership. The conversion was completed on March 7, 2001. In connection with the conversion, the Company sold 8,821,075 shares of its common stock, par value $0.01 per share, at a purchase price of $10 per share to depositors of the Bank in a subscription offering raising approximately $85.1 million in net conversion proceeds. Additionally, on March 7, 2001, the Company issued 705,686 shares to Citizens First Foundation, a charitable foundation established by the Company.

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

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated interim financial statement have been prepared in conformity with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and the notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2002.

     The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiary, Citizens Financial Services, Inc. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individual and small businesses in the Port Huron area. All significant intercompany transactions and balances have been eliminated in the consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operation and cash flows, have been made. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for another quarterly period or for a full year.

(2)  EARNINGS PER SHARE

     Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. At June 30, 2002, the Company had 23,100 outstanding dilutive stock options. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation.

     The weighted-average shares and earnings per share for the three months ended June 30, 2002 and June 30, 2001 are detailed in the table below.

	At June 30,	At June 30,
	2002	2001

Average common shares outstanding	8,946,881	9,526,761
Less: Unallocated ESOP shares	711,331	762,140

Shares used in the earnings per share calculation	8,235,550	8,764,621
Dilutive impact of stock options	434	—

Dilutive common shares outstanding	8,235,984	8,764,621

Net income	$2,831	$2,722

Basic Earnings Per Share	$0.34	$0.31

Diluted Earnings Per Share	$0.34	$0.31

(3)  STOCK BASED INCENTIVE PLAN

     On October 18, 2001, the shareholders approved a stock-based incentive plan with provisions to grant up to 476,338 stock awards and 1,429,014 stock options. During May 2002, the company granted 23,100 options with an exercise price of $19.85 per share. The options become fully vested at the grant date and are exercisable over a ten-year period. On June 30, 2002, the company had 23,100 options outstanding.

(4)  RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Goodwill and Other Intangible Assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142), issued in June 2001, changed the accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria will be recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives will not be amortized. However, such assets will be tested for impairment at adoption of SFAS 142 and at least annually thereafter. The adoption of this Statement did not have an impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended June 30, 2002 and 2001 and should be read in conjunction with the Bank’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies, and expectations of the Company and the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on their operations and their subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law and regulation, the Company and the Bank do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND MARCH 31, 2002

     Total assets increased $16.6 million, or 1.8%, to $963.0 million at June 30, 2002 from $946.4 million at March 31, 2002, primarily due to a $38.9 million, or 5.3%, increase in net loans, a $685,000 increase in cash and due from depository institutions and a $500,000, or 6.7%, increase in Federal Home Loan Bank stock. The increase in net loans was due primarily to a $10.2 million, or 24.2% increase in commercial loans, a $10.5 million, or 7.2%, increase in commercial real estate loans, a $17.9 million, or 4.7%, increase in one- to four-family residential loans and, a $3.1 million, or 4.4%, increase in home equity and line of credit loans. Automobile loans grew $1.5 million or 2.5% and other consumer loans grew $1.9 million, or 12.4%. This growth was offset by a $6.1 million, or 22.0%, decrease in one- to four-family construction loans. Citizens First’s net loans to assets ratio at June 30, 2002 was 80.4% compared to 77.7% at March 31, 2002. The increase in loans was offset by a $12.8 million, or 25.2%, decrease in interest-

bearing deposits in other depository institutions and a $10.8 million, or 9.1% decrease in securities available-for-sale which were used to fund loan growth.

     Nonperforming assets totaled $3.5 million at June 30, 2002 compared to $2.7 million at March 31, 2002, an increase of $787,000, or 28.6%. This increase was primarily due to a $1.0 million increase in non-accruing real estate loans due to investment property owners experiencing higher vacancy rates and a slowdown in one- to four-unit investment property sales, thus hindering liquidation of such properties. Nonperforming assets also increased due to a $56,000 increase in non-accruing consumer loans and a $218,000 increase in non-accruing commercial loans, offset by a $533,000 decrease in real estate owned due to sales of repossessed and foreclosed properties.

     The following table sets forth information regarding non-accrual loans and real estate owned.

	At June 30,	At March 31,
	2002	2002

	(Dollars in thousands)
Non-accruing loans:
Real Estate	$2,483	$1,437
Consumer	117	61
Commercial	513	295

Total non-accruing loans (1)	3,113	1,793
Real Estate Owned (2)	420	953

Total non-performing assets	$3,533	$2,746

Total non-performing loans as a percentage of total loans	.40%	0.24%
Total non-performing loans as a percentage of total assets	.32%	0.19%

(1)	Total non-accruing loans equal total non-performing loans.

(2)	Real estate owned balances are shown net of related loss allowances and include repossessed automobiles which totaled $38,789 and $62,000 at June 30, 2002 and March 31, 2002, respectively.

     The allowance for loan losses was $11.1 million at June 30, 2002, or 1.41% of total loans, as compared to $11.0 million, or 1.47% of total loans, at March 31, 2002 and $11.1 million, or 1.53%, at June 30, 2001. The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

	At or For the Three Months
	Ended June 30,

	2002	2001

	(Dollars in thousands)
Allowance for loan losses, beginning of period	$11,020	$10,831
Charged-off loans	265	—
Recoveries	88	36

Net charge-offs (recoveries)	177	(36)
Provision for loan losses	274	249

Allowance for loan losses, end of period	$11,117	$11,116

Allowance for loan losses to total loans	1.41%	1.53%
Allowance for loans losses to nonperforming loans	357.1%	555.09%

     Total liabilities increased $21.3 million, or 2.7%, from $794.9 million at March 31, 2002 to $816.2 million at June 30, 2002. The increase was primarily due to a $30.0 million, or 5.0%, increase in interest-bearing deposits to $633.7 million at June 30, 2002 from $603.7 million at March 31, 2002. NOW checking accounts increased $19.1 million, or 24.9%, to $95.8 million, money market deposit accounts increased $7.8 million, or 4.9%, to $165.9 million and certificates of deposit increased $3.5 million to $292.9 million, or 1.2%, primarily due to depositors investing funds in short term accounts as a result of lower returns in stock market funds. Non-interest bearing deposits decreased $14.5 million, or 47.9%, at June 30, 2002 to $15.8 million from $30.4 million at June 30, 2001 due to as depositors moved these funds to other interest bearing accounts. Additionally, liabilities increased due to a $2.4 million, or 1.6%, increase in FHLB advances. The increase in advances was used to fund loan growth.

     Total equity was $146.8 million at June 30, 2002 compared to $151.4 million at March 31, 2002, a decrease of $4.6 million, or 3.0%, due to the payment of dividends and the repurchase of 336,600 shares at a cost of $7.0 million, offset by net income and an increase in unrealized gains on securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Net Income. Net income increased $109,000, or 4.0%, to $2.8 million for the three months ended June 30, 2002 from $2.7 million for the previous period. The increase was primarily due to an increase of $748,000, or 87.5%, in noninterest income, offset by a $482,000, or 9.5%, increase in noninterest expense.

     Net Interest Income. Net interest income decreased by $10,000. Interest income decreased $1.7 million, or 10.0%, from $17.0 million for the three months ended June 30, 2001 to $15.3 million for the three months ended June 30, 2002. The decrease in interest income was due to a $1.0 million, or 6.8%, decrease to interest income from loans due to lower market interest rates on new loans and a reduction of portfolio rates on adjustable loans. The decrease was also attributable to a $313,000, or 74.0% decrease in income from interest bearing deposits and a $380,000, or 2.8% decrease in income from taxable securities, both due to lower market interest rates. Total interest expense decreased $1.7 million, or 20.1%, from $8.4 million for the three months ended June 30, 2001 to $6.7 million for the three months ended June 30, 2002. The decrease was primarily due to a $1.9 million, or 29.7%, decrease in retail deposit interest expense from $6.3 million at June 30, 2001 to $4.5 million for the three months ended June 30, 2002 as a result of lower market interest rates. This decrease was offset by a $198,000 increase to interest expense on Federal Home Loan Bank advances due to higher average balances.

     Provision for Loan Losses. The provision for loan losses increased $25,000, or 10.0%, from $249,000 for the three months ended June 30, 2001 to $274,000 for the three months ended June 30, 2002. The additional provision for loan losses for the three months ended June 30, 2002 reflects management’s determination to maintain the overall loan loss allowance in consideration of its applied methodology, the assessment of the increase in non-accruing loans and the actual growth in the loan portfolio. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management’s evaluation of the collectibility of the loan portfolio. Management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. In this regard, management assesses the estimated losses inherent in its portfolio primarily by applying its estimates of losses for various types of loan categories, which yields an aggregate estimate of estimated losses. Such estimate is then considered by management in relation to other factors such as trends in real estate and collateral values and trends in the regional and local economies. While management believes that, based on information currently available, Citizens First’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that Citizens First’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by Citizens First or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may increase its level of allowance for losses as a percentage of total loans and nonperforming loans if the level of commercial real estate, commercial or consumer lending as a percentage of its total loan portfolio increases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Citizens First’s allowance for loan losses. These agencies may require Citizens First to provide additions to the allowance based upon judgments different from management. Due to the increase in non-accruing loans and the increasing origination of commercial real estate, commercial and consumer loans, which bear a higher degree of risk than one- to four-family loans, management felt the increased provision was warranted. Despite the increased provision, the loan loss allowance as a percentage of total loans decreased from 1.47% at March 31, 2002 to 1.41% at June

30, 2002. The allowance for loan losses as a percentage of nonperforming loans decreased from 598.4% at March 31, 2002 to 357.1% at June 30, 2002.

     Noninterest Income. Non-interest income increased $748,000, or 87.5%, primarily due to an increase in service charges and other fees, primarily as a result of the increase in the number of accounts and increased fees to deposit accountholders. Also contributing to the increase was a $359,000, or 309.5%, increase to other noninterest income due primarily to fair market valuation adjustments of deferred benefit programs and a $108,000 gain on the sale of available-for-sale securities. Offsetting these increases was a $188,000 decline in mortgage banking activities due to a $296,000 increase in valuation allowances for mortgage servicing assets as a result of increased pre-payment assumptions and a $25,000 decrease to loans servicing fees.

     Noninterest Expense. Noninterest expense increased $482,000, or 9.5%, to $5.6 million for the three months ended June 30, 2002, compared to $4.1 million in the three months ended June 30, 2001, primarily due to a $541,000, or 18.6%, increase in compensation and employee benefits due to normal increases to wages and fair market value adjustments to employee benefit programs, and a $165,000 increase in professional fees due to the increased costs associated with being a public company and other public reporting expenses. Office occupancy increased $44,000, or 5.3% as a result of remodeling projects currently underway at four of our branch offices. All office interiors are being, or will be updated, while one branch is being expanded to enhance the sales area. The Bank is also currently in the process assessing its data processing solution. Based on the results of the assessment, the Bank may convert to one of several systems being reviewed. The target period for this conversion is during the first quarter of calendar year 2003. While financial impact figures are not available, it is expected that the remodeling projects and conversion will increase noninterest expense in the near term.

     Income Taxes. Income taxes for the three months ended June 30, 2002 were $1.5 million, an increase of $122,000, or 8.6%, from $1.4 million for the three months ended June 30, 2001. The effective tax rates for the three months ended June 30, 2002 and the three months ended June 30, 2001 were 35.3% and 34.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the ability to meet current and future financial obligations. Citizens First further defines liquidity as the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Citizens First’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

     The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the three months ended June 30, 2002, Citizens First originated $156.5 million of loans. In fiscal 2002, Citizens First originated $465.9 million of loans and purchased $128.6 million of securities. In fiscal 2001, Citizens First originated $373.1 million of loans and purchased $48.5 million of securities. In fiscal 2000, Citizens First originated $292.5 million of loans and purchased $95.3 of securities.

     Citizens First’s most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First’s operating, financing, lending and investing activities during any given period. At June 30, 2002, cash and short-term investments totaled $45.8 million and securities classified as available-for-sale totaled $107.8 million. In addition, at June 30, 2002, Citizens First had the ability to borrow a total of approximately $275.8 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $153.8 million.

     Citizens First originates fixed-rate loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Citizens First sold $191.4 million, $67.3 million and $13.8 million of fixed-rate mortgage loans in 2002, 2001 and 2000 respectively.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $15.5 million for the three months ended June 30, 2002, a net increase of $52.7 million for fiscal 2002, a net decrease of $19.7 million for fiscal 2001 and a net increase of $74.2 million for fiscal 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the three months ended June 30, 2002, Federal Home Loan Bank advances increased $2.4 million. During fiscal 2002 and 2001, Federal Home Loan Bank advances increased $36.5 million and $44.4 million, respectively.

     At June 30, 2002, Citizens First had outstanding commitments to originate loans of $69.1 million, $18.9 million of which had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2002 totaled $190.6 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2002, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered “well capitalized” under regulatory guidelines.

     The primary sources of funding for the Company are maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by the Company. These funds have been used to pay dividends, repurchase the Company’s common stock and pay general corporate expenses. The Company may utilize future dividend payments from the Bank as an additional funding source. The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the Michigan Banking Commissioner and Federal Deposit Insurance Corporation. Additionally, the Michigan Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to the Company which are otherwise permissible by regulation for safety and soundness reasons.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2002, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended March 31, 2002.

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

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).

     (a)  Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)
3.2	Bylaws of Citizens First Bancorp, Inc. (1)
4.0	Form of Stock Certificate for Citizens First Bancorp, Inc. (1)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-49234.

(b)	Reports on Form 8-K

     On May 7, 2002, the Company filed a Form 8-K in which it disclosed under Item 5 that it had announced the date, time and place of its 2002 annual meeting of stockholders. The press release announcing the date, time and place of the annual meeting was filed by exhibit.

     On April 11, 2002, the Company filed a Form 8-K in which it announced under Item 8 that its Board of Directors had changed its fiscal year from March 31 to December 31.

CONFORMED

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.

Dated: August 14, 2002	By:	/s/ Marshall J. Campbell

Marshall J. Campbell
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2002	By:	/s/ Timothy D. Regan

Timothy D. Regan
Secretary, Treasurer and Director
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc.(1)
3.2	Bylaws of Citizens First Bancorp, Inc.(1)
4.0	Form of Stock Certificate for Citizens First Bancorp, Inc.(1)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, Registration No. 333-49234.