Form 10-Q
period 2002-09-30
CITIZENS FIRST BANCORP INC
filed 2002-11-12
CIK 1127442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to___________________


                         Commission File Number 0-32041


                          CITIZENS FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                          38-3573582
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The Issuer had 8,564,035 shares of common stock, par value $0.01 per share, outstanding as of November 11, 2002.

                          CITIZENS FIRST BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                         PAGE
                                                                                                         ----
                       PART I          FINANCIAL INFORMATION..........................................
                       Item 1.         Financial Statements (unaudited)
                                       Consolidated Balance Sheets as of
                                       September 30, 2002 and March 31, 2002..........................    1
                                       Consolidated Statements of Income for the Three and Six
                                       Months Ended September 30, 2002 and 2001.......................    2
                                       Consolidated Statements of Cash Flows for the
                                       Six Months Ended September 30, 2002 and 2001...................    3
                                       Notes to Consolidated Financial Statements.....................    4
                       Item 2.         Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations............................    5
                       Item 3.         Quantitative and Qualitative Disclosures About Market Risk.....   11
                       Item 4.         Controls and Procedures........................................   11
                       PART II         OTHER INFORMATION
                       Item 1.         Legal Proceedings..............................................   11
                       Item 2.         Changes in Securities and Use of Proceeds......................   11
                       Item 3.         Defaults Upon Senior Securities................................   11
                       Item 4.         Submission of Matters to a Vote of Security Holders............   11
                       Item 5.         Other Information..............................................   12
                       Item 6.         Exhibits and Reports on Form 8-K...............................   16

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                UNAUDITED
                                                                                                 AT SEPTEMBER 30,       AT MARCH 31,
                                                                                                       2002                 2002
                                                                                                     ---------            ---------
                                                                                                        (DOLLARS IN THOUSANDS)
                              ASSETS
Cash and cash equivalents:
   Cash and due from depository institutions                                                         $  10,321            $   6,971
   Interest-bearing deposits in other depository institutions                                           26,852               50,955
                                                                                                     ---------            ---------
         Total cash and cash equivalents                                                                37,173               57,926

   Securities available for sale                                                                       103,995              118,547
   Loans held for sale                                                                                   1,514                  126
   Loans - Net                                                                                         805,833              735,564
   Federal Home Loan Bank stock                                                                          9,179                7,505
   Accrued interest receivable and other assets                                                         15,069               16,688
   Premises and equipment - Net                                                                         10,929               10,000
                                                                                                     ---------            ---------
         Total assets                                                                                $ 983,692            $ 946,356
                                                                                                     =========            =========
                            LIABILITIES
   Deposits:
      Noninterest-bearing                                                                            $  19,332            $  30,357
      Interest-bearing                                                                                 630,031              603,657
                                                                                                     ---------            ---------
         Total deposits                                                                                649,363              634,014
                                                                                                     ---------            ---------

   Federal Home Loan Bank advances                                                                     178,568              151,415
   Accrued interest and other liabilities                                                                9,756                9,487
                                                                                                     ---------            ---------
         Total liabilities                                                                             837,687              794,916
                       STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value; Authorized - 1,000,000 shares;
      No shares issued and outstanding                                                                    --                   --
   Common stock - $.01 par value; Authorized - 20,000,000 shares;
         Issued - 9,526,761 shares at September 30, 2002 and
         March 31, 2002                                                                                     95                   95
   Additional paid-in capital                                                                           92,210               92,210
   Unearned compensation - ESOP                                                                         (9,780)              (9,780)
   Retained earnings                                                                                    80,221               75,784
   Accumulated other comprehensive income                                                                  586                  593
   Common stock in treasury at cost (September 30, 2002 - 952,726;
   March 31, 2002 - 476,388 shares)                                                                    (17,327)              (7,462)
                                                                                                     ---------            ---------
         Total stockholders' equity                                                                    146,005              151,440
                                                                                                     ---------            ---------
            Total liabilities and stockholders' equity                                               $ 983,692            $ 946,356
                                                                                                     =========            =========

See accompanying notes to unaudited consolidated financial statements.

                  CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                    UNAUDITED                        UNAUDITED
                                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                                            ------------------------        -----------------------
                                                                              2002            2001            2002           2001
                                                                            --------        --------        --------       --------
                                                                              (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
INTEREST INCOME:
   Loans                                                                    $ 14,500        $ 14,414        $ 28,150       $ 29,066
   Federal funds sold and other cash equivalents                                  57             523             167            946
   Securities:
      Tax-exempt                                                                 123             123             245            245
      Taxable                                                                  1,248           2,043           2,696          3,871
                                                                            --------        --------        --------       --------
         Total interest income                                                15,928          17,103          31,258         34,128
INTEREST EXPENSE
   Deposits                                                                    4,425           6,302           8,881         12,641
   FHLB advances                                                               2,282           2,264           4,540          4,324
                                                                            --------        --------        --------       --------
         Total interest expense                                                6,707           8,566          13,421         16,965
                                                                            --------        --------        --------       --------
NET INTEREST INCOME - Before provision for loan losses                         9,221           8,537          17,837         17,163
PROVISION FOR LOAN LOSSES                                                        289             249             563            498
                                                                            --------        --------        --------       --------
NET INTEREST INCOME                                                            8,932           8,288          17,274         16,665
NON-INTEREST INCOME:
   Service charges and other fees                                              1,169             603           2,126          1,066
   Loan servicing fees                                                           139             156             283            325
   Mortgage banking activities                                                   266            (276)            185           (169)
   Gain on sale of securities                                                   --                11             108             11
   Other                                                                         (34)            109             441            225
                                                                            --------        --------        --------       --------
         Total noninterest income                                              1,540             603           3,143          1,458
NON-INTEREST EXPENSE:
   Compensation, payroll taxes and employee benefits                           2,813           2,178           5,732          4,556
   Office occupancy and equipment                                                769           1,041           1,642          1,870
   Advertising and business promotion                                            218             170             381            338
   Stationery, printing and supplies                                             400             460             753            751
   Data processing                                                               113              98             231            209
   Deposit statement preparation and collections                                 187             187             366            351
   Professional Fees                                                             353              84             615            181
   Appraisal Fees                                                                303             170             378            417
   Other                                                                         689           1,001           1,317          1,804
                                                                            --------        --------        --------       --------
         Total noninterest expense                                             5,845           5,389          11,415         10,477
                                                                            --------        --------        --------       --------
INCOME - Before federal income tax expense                                     4,627           3,502           9,002          7,646
FEDERAL INCOME TAX EXPENSE                                                     1,610           1,155           3,154          2,577
                                                                            --------        --------        --------       --------
NET INCOME                                                                  $  3,017        $  2,347        $  5,848       $  5,069
                                                                            ========        ========        ========       ========

See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             SIX MONTHS ENDED
                                                                                                               September 30,
                                                                                                        ---------------------------
                                                                                                          2002               2001
                                                                                                        --------           --------
                                                                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                           $  5,848           $  5,069
   Adjustments to reconcile net income to net cash operating activities:
      Provision for loan losses                                                                              563                498
      Depreciation                                                                                           506                610
      Amortization (Accretion)                                                                               219               (224)
      Proceeds from sale of mortgage loans held for sale                                                  83,320             86,364
      Origination of mortgage loans held for sale                                                        (84,132)           (84,552)
      Gain on sale of mortgage loans                                                                        (576)              (587)
      Gain on sale of investment securities                                                                 (108)               (11)
   Change in assets and liabilities:
      (Increase) decrease in accrued interest receivable and other assets                                  1,623               (829)
      Increase in accrued interest payable and other liabilities                                             269                692
                                                                                                        --------           --------
            Net cash provided by operating activities                                                      7,532              7,030
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for-sale                                              14,530             38,931
   Proceeds from sale of securities available-for-sale                                                     6,900              8,058
   Purchase of FHLB stock                                                                                 (1,674)              (976)
   Purchase of available-for-sale securities                                                              (7,000)           (98,350)
   Net increase in loans                                                                                 (70,832)           (31,787)
   Purchases of premises and equipment                                                                    (1,435)              (464)
                                                                                                        --------           --------
            Net cash used in investing activities                                                        (59,511)           (84,588)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                               15,349             48,529
   Dividends declared                                                                                     (1,411)              (762)
   Purchase of treasury stock                                                                             (9,865)              --
   Repayment of FHLB advances                                                                             (3,240)           (23,323)
   Proceeds from FHLB advances                                                                            30,393             35,900
                                                                                                        --------           --------
            Net cash provided by financing activities                                                     31,226             60,344
                                                                                                        --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                (20,753)           (17,214)
CASH AND CASH EQUIVALENTS - Beginning of year                                                             57,926             53,618
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS - End of year                                                                 $ 37,173           $ 36,404
                                                                                                        --------           --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
   Interest                                                                                             $ 14,384           $ 18,560
   Federal income taxes                                                                                    1,300              2,870


See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    STOCK OFFERING AND BUSINESS

    Citizens First Bancorp, Inc. (the "Company") was organized as a Delaware corporation at the direction of Citizens First Savings Bank (the "Bank" or "Citizens First") in October 2000 to become the holding company for the Bank upon the completion of its conversion from the mutual to stock form of ownership. The conversion was completed on March 7, 2001. In connection with the conversion, the Company sold 8,821,075 shares of its common stock, par value $0.01 per share, at a purchase price of $10 per share to depositors of the Bank in a subscription offering raising approximately $85.1 million in net conversion proceeds. Additionally, on March 7, 2001, the Company issued 705,686 shares to Citizens First Foundation, a charitable foundation established by the Company.

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

    BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2002.

    The consolidated financial statements include the accounts of the Company, the Bank and the Bank's subsidiaries, Citizens Financial Services, Inc. and Citizens First Mortgage LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage LLC receives revenue from interest income on loans. All significant intercompany transactions and balances have been eliminated in the consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

    All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operation and cash flows, have been made. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for another quarterly period or for a full year.

(2) EARNINGS PER SHARE

    Basic earnings per share represents income available to the Company's common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. At September 30, 2002, the Company had 23,100 outstanding dilutive stock options. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation.

    The weighted-average shares and earnings per share for the three and six months ended September 30, 2002 are detailed in the table below.



                                                            For the               For the
                                                      Three Months Ended      Six Months Ended
                                                       At September 30,       At September 30,
                                                             2002                    2002
                                                      ------------------      ----------------
Average common shares outstanding                          8,582,416               8,763,653
Less:  Unallocated ESOP shares                               711,331                 711,331
                                                          ----------              ----------
Shares used in the earnings per share calculation          7,871,085               8,052,322
Dilutive impact of stock options                                 299                     299
                                                          ----------              ----------
Dilutive common shares outstanding                         7,871,384               8,052,621
                                                          ==========              ==========
Net income                                                $    3,017              $    5,848
                                                          ==========              ==========
Basic Earnings Per Share                                  $     0.38              $     0.73
                                                          ==========              ==========
Diluted Earnings Per Share                                $     0.38              $     0.73
                                                          ==========              ==========


(3) STOCK-BASED INCENTIVE PLAN

         On October 8, 2001, the Company's stockholders approved a stock-based incentive plan with provisions to grant up to 476,338 stock awards and 1,429,014 stock options. During May 2002, the Company granted 23,100 options with an exercise price of $19.85 per share. The options become fully vested at the grant date and are exercisable over a ten-year period. On September 30, 2002, the Company had 23,100 options outstanding.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended September 30, 2002 and 2001 and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies, and expectations of the Company and the Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "should," "planned" or similar expressions. Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the Company and its subsidiaries, their operations and their results, include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes (including changes in securities laws and regulations), monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law and regulation, the Company and the Bank do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND MARCH 31, 2002

    Total assets increased $37.3 million, or 3.9%, to $983.7 million at September 30, 2002 from $946.4 million at March 31, 2002, primarily due to a $70.3 million, or 9.6%, increase in net loans, a $1.7 million, or 22.3%, increase in Federal Home Loan Bank Stock, a $1.4 million, or 1,101.6%, increase in loans held for sale, a $1.0 million, or 9.3%, increase in Premises and Equipment and a $3.4 million, or 48.1%, increase in cash and due from depository institutions. The increase in net loans was due primarily to a $18.3 million, or 43.4% increase in commercial loans, a $30.3 million, or 20.9%, increase in commercial real estate loans, a $16.3 million, or 4.2%, increase in one- to four-family residential loans, a $3.7 million, or 5.2%, increase in home equity and line of credit loans, a $4.4 million, or 29.1%, increase in other consumer loans and a $1.2 million, or 2.0%, increase in automobile loans. This growth was offset by a $3.3 million, or 12.2%, decrease in one- to four-family construction loans. Citizens First's net loans to assets ratio at September 30, 2002 was 81.9% compared to 77.7% at March 31, 2002. These increases were offset by a $24.1 million, or 47.3%, decrease in interest-bearing deposits in other depository institutions and by a $14.6 million, or 12.3% decrease in securities available-for-sale, which resulted in an aggregate decrease in cash and cash equivalents of $20.8 million, or 35.8%. This decrease in cash was used to fund loan growth. In addition, there was a $1.6 million, or 9.7%, decrease in accrued interest receivable and other assets due in part to lower market interest rates on loans and securities.

    Nonperforming assets totaled $3.6 million at September 30, 2002 compared to $2.7 million at March 31, 2002, an increase of $885,000, or 32.2%. This increase was primarily due to a $595,000 increase in non-accruing real estate loans due to higher vacancy rates for investment property owners and a slowdown in investment property sales. Since September 30, 2002, nearly $1.0 million of these nonperforming loans have been brought current. Nonperforming assets also increased due to a $32,000 increase in non-accruing consumer loans and a $736,000 increase in non-accruing commercial loans, offset by a $478,000 decrease in real estate owned due to sales of repossessed and foreclosed properties.

    The following table sets forth information regarding non-accrual loans and real estate owned.

                                                         At September 30,          At March 31,
                                                               2002                    2002
                                                         ----------------          ------------
                                                                  (Dollars in thousands)
Non-accruing loans:
  Real Estate                                                 $2,032                  $1,437
  Consumer                                                        93                      61
  Commercial                                                   1,031                     295
                                                              ------                  ------
    Total non-accruing loans (1)                               3,156                   1,793
Real Estate Owned (2)                                            475                     953
                                                              ------                  ------
     Total non-performing assets                              $3,631                  $2,746
                                                              ======                  ======
    Total non-performing loans as a percentage of
      total loans                                               0.39%                   0.24%
    Total non-performing loans as a percentage of
      total assets                                              0.32%                   0.19%

    ---------------------------
(1)     Total non-accruing loans equal total non-performing loans.
(2) Real estate owned balances are shown net of related loss allowances and include repossessed automobiles, which totaled $36,220 and $62,000 at September 30, 2002 and March 31, 2002, respectively.

    The allowance for loan losses was $11.4 million at September 30, 2002, or 1.39% of total loans, as compared to $11.0 million, or 1.47% of total loans, at March 31, 2002 and $11.1 million, or 1.55%, at September 30, 2001. The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.


                                                                  At or For the Six Months
                                                                     Ended September 30,
                                                                2002                   2001
                                                                ----                   ----
                                                                 (Dollars in thousands)
Allowance for loan losses, beginning of period                $11,020                 $10,831
Charged-off loans                                                 387                     330
Recoveries                                                        160                     125
                                                              -------                 -------
Net charge-offs (recoveries)                                      227                     205
Provision for loan losses                                         563                     498
                                                              -------                 -------
Allowance for loan losses, end of period                      $11,356                 $11,124
                                                              =======                 =======

Allowance for loan losses to total loans                         1.39%                   1.55%
Allowance for loans losses to nonperforming loans              359.94%                 373.79%


    Total liabilities increased $42.8 million, or 5.4%, from $794.9 million at March 31, 2002 to $837.7 million at September 30, 2002. The increase was primarily due to a $27.2 million, or 17.9%, increase in FHLB advances from $151.4 million at March 31, 2002 to $178.6 million and a $26.4 million, or 4.4%, increase in interest-bearing deposits to $630.1 million at September 30, 2002 from $603.7 million at March 31, 2002. The $26.4 million increase in interest-bearing deposits consisted of increases in NOW checking accounts (which increased $10.9 million, or 14.3%, to $87.7 million as a result of increased advertising and product promotion), increases in money market deposit accounts (which increased $17.9 million, or 11.3%, to $175.9 million primarily due to new accounts from municipalities and other public entities and funds transferring from maturing certificates of deposits), and increases in passbook and savings accounts (which increased $5.7 million, or 7.1%, to $85.2 million). These increases were offset by an $8.1 million decrease in certificates of deposit as a result of maturing CD's transferring to money market deposit accounts as a result of customer's apparent preference to the liquidity of that type of account. These increases were used to fund loan growth. Additionally, accrued interest and other liabilities increased $269,000, or 2.8%. Non-interest bearing deposits decreased $11.0 million, or 36.3%, to $19.3 million at September 30, 2002 from $30.4 million at March 31, 2002 as depositors moved these funds to interest bearing accounts.

    Total equity was $146.0 million at September 30, 2002 compared to $151.4 million at March 31, 2002, a decrease of $5.4 million, or 3.6%, due to the payment of dividends, the repurchase of 476,338 shares at a cost of $9.9 million and a decrease in unrealized gains on available for sale securities offset by net income.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    NET INCOME. Net income increased $670,000, or 28.5%, to $3.0 million for the three months ended September 30, 2002 from $2.3 million for the previous period. The increase was primarily due to an increase of $937,000, or 155.4%, in noninterest income and a $644,000, or 7.8%, increase in net interest income after provision for loan losses offset by a $456,000, or 8.5%, increase in noninterest expense and a $455,000, 39.4%, increase in federal income tax expense.

    NET INTEREST INCOME. Net interest income, after provision for loan loss, increased $644,000, or 7.8% to $8.9 million for the three months ended September 30, 2002 from $8.3 million at September 30, 2001 primarily due to a $1.9 million, or 21.7%, decrease in interest expense offset by a $1.2 million, or 6.9%, decrease in interest income. The decrease in interest income was due to a $795,000, or 38.9%, decrease to interest income from taxable securities due to maturities and a $466,000, or 89.1%, decrease in income from interest bearing deposits due to lower market interest rates and lower average balances. These decreases were offset by an $86,000 increase in interest on loans. Total interest expense decreased $1.9 million, or 21.7%, from $8.6 million for the three months ended September 30, 2001 to $6.7 million for the three months ended September 30, 2002. The decrease was primarily due to a $1.9 million, or 29.8%, decrease in retail deposit interest expense from $6.3 million at September 30, 2001 to $4.4 million for the three months ended September 30, 2002 as a result of lower market interest rates. This decrease was offset by an $18,000 increase to interest expense on Federal Home Loan Bank advances due to higher average balances.

    PROVISION FOR LOAN LOSSES. The provision for loan losses increased $40,000, or 16.1%, from $249,000 for the three months ended September 30, 2001 to $289,000 for the three months ended September 30, 2002. The additional provision for loan losses for the three months ended September 30, 2002 reflects management's determination to maintain the overall loan loss allowance in consideration of its applied methodology, the assessment of the increase in non-accruing loans and the actual growth in the loan portfolio. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated loan losses based on management's evaluation of the collectibility of the loan portfolio. Management assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. In this regard, management assesses the estimated losses inherent in its portfolio primarily by applying its estimates of losses for various types of loan categories, which yields an aggregate estimate of estimated losses. Such estimate is then considered by management in relation to other factors such as trends in real estate and collateral values and trends in the regional and local economies. While management believes that, based on information currently available, Citizens First's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that Citizens First's level of allowance for loan losses will be sufficient to cover future loan losses incurred by Citizens First or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions or considerations differ substantially from the economic and other conditions or considerations used by management to determine the current level of the allowance for loan losses. Management may increase its level of allowance for losses as a percentage of total loans and nonperforming loans if the level of commercial real estate, commercial or consumer lending as a percentage of its total loan portfolio increases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Citizens First's allowance for loan losses. These agencies may require Citizens First to provide additions to the allowance based upon judgments different from management. Due to the increase in non-accruing loans and the increasing origination of commercial real estate, commercial and consumer loans, which bear a higher degree of risk than one- to four-family loans, management felt the increased provision was warranted. Despite the increased provision, the loan loss allowance as a percentage of total loans decreased from 1.47% at March 31, 2002 to 1.39% at September 30, 2002. The allowance for loan losses as a percentage of nonperforming loans decreased from 614.61% at March 31, 2002 to 359.9% at September 30, 2002.

    NONINTEREST INCOME. Non-interest income increased $937,000, or 155.4%. One primary factor for the increase was a $542,000, or 196.4%, increase in income from mortgage banking activities due to an increase in the sale of fixed-rate residential loans to third parties offset by a $248,000 increase in the valuation allowance for mortgage servicing assets as a result of increased prepayment assumptions. Another important factor for the increase in noninterest income was the increase in service charges and other fees, which increased $566,000, or 93.9%, primarily as a result of the increase in the number of accounts and increased fees to deposit accountholders. These increases were offset by a decrease of $143,000 in other noninterest income due primarily to the market value adjustments of deferred benefit programs, a $17,000, or 10.9%, decrease in loan servicing fees and an $11,000, or 100%, decrease in gain on sale of securities.

    NONINTEREST EXPENSE. Noninterest expense increased $456,000, or 8.5%, to $5.8 million for the three months ended September 30, 2002, compared to $5.4 million in the three months ended September 30, 2001. The increase was primarily due to a $635,000, or 29.2%, increase in compensation and employee benefits due to increases to wages, additions to staff, increased direct costs of benefits and fair market value adjustments to employee benefit programs, and a $269,000 increase in professional fees due to the increased costs associated with being a public company including regulatory changes, advice sought on issues related to employee benefit programs and the work being done in the process of converting from our current data processing vendor to a new system. In addition, advertising and business promotion expenses increased $48,000, or 28.2%, data processing expenses increased $15,000, or 15.3% and appraisal fees increased $133,000, or 78.2%. Office occupancy and equipment decreased $272,000, or 26.1% primarily due to decreased equipment expenses, stationery, printing and supplies decreased $60,000, or 13.0%, and other noninterest expenses decreased $312,000, or 31.2%, primarily as a result of decreased consulting expenses from the three months ended September 30, 2001.

     INCOME TAXES. Income taxes for the three months ended September 30, 2002 were $1.6 million, an increase of $455,000, or 39.4%, from $1.2 million for the three months ended September 30, 2001. The effective tax rates for the three months ended September 30, 2002 and the three months ended September 30, 2001 were 34.8% and 33.0%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    NET INCOME. Net income increased $779,000, or 15.4%, to $5.8 million for the six months ended September 30, 2002 from $5.1 million for the previous period. The increase was primarily due to a decrease of $3.5 million, or 20.9%, to interest expense (primarily interest on deposits which decreased $3.8 million, or 29.7%) and a $1.7 million, or 115.6%, increase in noninterest income, offset by a $2.9 million, or 8.4%, decrease in interest income, a $938,000, or 9.0%, increase in noninterest expense and a $577,000, or 22.4%, increase in federal tax expense.

    NET INTEREST INCOME. Net interest income, after provision for loan loss, increased $609,000, or 3.7%, to $17.3 million for the six months ended September 30, 2002 from $16.7 million at September 30, 2001 primarily due to a $3.5 million, or 20.9%, decrease in interest expense offset by a $2.9 million, or 8.4%, decrease in interest income and a $65,000 increase in the provision for loan losses. The decrease in interest income was primarily the result of a $1.2 million, or 30.4%, decrease in interest on taxable securities due to maturities and lower market rates on new securities purchased combined with a $916,000, or 3.2%, decrease in interest on loans due to lower market interest rates on new loans and a reduction of portfolio rates on adjustable loans and a $779,000, or 82.3%, decrease in income from interest bearing deposits. Total interest expense decreased $3.5 million, or 20.9%, from $17.0 million for the six months ended September 30, 2001 to $13.4 million for the six months ended September 30, 2002. The decrease was primarily due to a $3.8 million, or 29.7%, decrease in retail deposit interest expense from $12.6 million for the six months ended September 30, 2001 to $8.9 million for the six months ended September 30, 2002 as a result of lower market interest rates. This decrease was offset by a $216,000, or 5.0%, increase to interest expense on Federal Home Loan Bank advances due to higher average balances.

    PROVISION FOR LOAN LOSSES. The provision for loan losses increased $65,000, or 13.1%, from $498,000 for the six months ended September 30, 2001 to $563,000 for the six months ended September 30, 2002. The addition to the allowance reflects management's determination to maintain the overall loan loss allowance in consideration of its applied methodology, the assessment of the increase in non-accruing loans and growth in the loan portfolio, particularly higher risk commercial and consumer loans. As a result of the increase in non-accruing loans, management felt the increased provision was warranted and may increase its level of allowance for losses as a percentage of total loans and nonperforming loans if the level of commercial real estate, commercial or consumer lending as a percentage of its total loan portfolio increases.

    NONINTEREST INCOME. Non-interest income increased $1.7 million, or 115.6%, primarily due to a $1.1 million, or 99.4%, increase in service charges and other fees, primarily as a result of the increase in the number of accounts and increased fees to deposit accountholders. Also contributing to the increase were a $97,000 or 881.8% increase in the gain on sale of securities, as well as a $354,000, or 209.5%, increase in income from mortgage banking activities due to gains on sales of fixed rate loans to third parties offset by $544,000 increase in valuation allowances for mortgage servicing assets as a result of increased pre-payment assumptions. Other noninterest income increased $216,000, or 96.0%, primarily due to income from trust department fees and income from subsidiaries. Offsetting these increases was a $42,000, or 12.9%, decrease in loan servicing fees.

    NONINTEREST EXPENSE. Noninterest expense increased $938,000, or 9.0%, to $11.4 million for the six months ended September 30, 2002, compared to $10.5 million in the six months ended September 30, 2001, primarily due to a $1.2 million, or 25.8%, increase in compensation and employee benefits due to normal increases to wages and benefits, additional staff and fair market value adjustments to employee benefit programs, and a $434,000, or 239.8%, increase in professional fees due to the increased costs associated with being a public company and additional advice sought for employee benefit programs, data processing system changes and a review of corporate structure. Advertising expenses increased $43,000, or 12.7%. These increases were offset by a $228,000, or 12.2%, decrease in office occupancy and equipment expense primarily due to decreased equipment expenses from the previous six-month period ended September 30, 2001, a $39,000, or 9.4%, decrease in appraisal fees and a $487,000, or 27.0%, decrease in other non-interest expenses. This decrease came primarily as a result of a decrease in consulting expenses from the previous six-month period ended September 30, 2001.

    INCOME TAXES. Income taxes for the six months ended September 30, 2002 were $3.2 million, an increase of $577,000, or 22.4%, from $2.6 million for the six months ended September 30, 2001. The effective tax rates for the six months ended September 30, 2002 and the six months ended September 30, 2001 were 35.0% and 33.7%, respectively.

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

    Liquidity management is both a daily and long-term responsibility of management. Citizens First adjusts its investments in liquid assets based upon management's assessment of (1) expected loan demand, (2) expected deposit flows,
(3) yields available on interest-
earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations.

    The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the six months ended September 30, 2002, Citizens First originated $325.3 million of loans. In fiscal 2002, Citizens First originated $465.9 million of loans and purchased $128.6 million of securities. In fiscal 2001, Citizens First originated $373.1 million of loans and purchased $48.5 million of securities. In fiscal 2000, Citizens First originated $292.5 million of loans and purchased $95.3 of securities.

    Citizens First's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First's operating, financing, lending and investing activities during any given period. At September 30, 2002, cash and short-term investments totaled $37.1 million and securities classified as available-for-sale totaled $104.0 million. In addition, at September 30, 2002, Citizens First had the ability to borrow a total of approximately $212.5 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $178.6 million from the Federal Home Loan Bank.

    Citizens First originates fixed-rate loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Citizens First sold $191.4 million, $67.3 million and $13.8 million of fixed-rate mortgage loans in 2002, 2001 and 2000, respectively.

    Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $15.3 million for the six months ended September 30, 2002, a net increase of $52.7 million for fiscal 2002, a net decrease of $19.7 million for fiscal 2001 and a net increase of $74.2 million for fiscal 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the six months ended September 30, 2002, Federal Home Loan Bank advances increased $27.2 million. During fiscal 2002 and 2001, Federal Home Loan Bank advances increased $36.5 million and $44.4 million, respectively.

    At September 30, 2002, Citizens First had outstanding commitments to originate loans of $66.8 million, $36.8 million of which had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2002 totaled $109.7 million. Management believes, based on past experience, that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

    Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2002, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered "well capitalized" under regulatory guidelines.

    The primary sources of funding for the Company are maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by the Company. These funds have been used to pay dividends, repurchase the Company's common stock and pay general corporate expenses. The Company may utilize future dividend payments from the Bank as an additional funding source. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by the Michigan Banking Commissioner and Federal Deposit Insurance Corporation. Additionally, the Michigan Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to the Company, which are otherwise permissible by regulation for safety and soundness reasons.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    As of September 30, 2002, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company's Form 10-K for the year ended March 31, 2002.

Item 4.  Controls and Procedures

    Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

    Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    Periodically, there have been various claims and lawsuits involving the Company and the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. Neither the Company nor the Bank is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations the Company.

Item 2.  Changes in Securities and Use of Proceeds.

    Not applicable.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The annual meeting of the stockholders of the Company was held on August 13, 2002. The results of the vote were as follows:

    1. The following individuals were elected as directors, for a three-year term:

                                                              VOTES FOR               VOTES WITHHELD
                                                              ---------               --------------
         Ronald W. Cooley                                     7,569,788                   197,381
         Larry J. Moeller, Sr.                                7,482,295                   284,874

    2. The ratification of the appointment of Plante & Moran, LLP as independent auditors of Citizens First Bancorp, Inc. for the fiscal year ended December 31, 2002:

                              FOR                        AGAINST                  ABSTAIN
                              ---                        -------                  -------
                           7,523,341                     171,702                   72,126

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

---------------
    (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-49234.

    (b) Reports on Form 8-K

        None.

                                                                       CONFORMED

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CITIZENS FIRST BANCORP, INC.

         Dated: November 12, 2002     By: /s/ Marshall J. Campbell
                                          ------------------------
                                          Marshall J. Campbell
                                          President and Chief Executive Officer
                                          (principal executive officer)

         Dated: November 12, 2002     By: /s/ Timothy D. Regan
                                          --------------------
                                          Timothy D. Regan
                                          Secretary, Treasurer and Director
                                          (principal financial and accounting
                                          officer)

                                 CERTIFICATIONS

I, Marshall J. Campbell, certify that:

1 I have reviewed this quarterly report on Form 10-Q of Citizens First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                      /s/ Marshall J. Campbell
                                      -----------------------------------
                                           Marshall J. Campbell,
                                           Chief Executive Officer

                                 CERTIFICATIONS

I, Timothy D. Regan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Citizens First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                                        /s/ Timothy D. Regan
                                      -----------------------------------
                                           Timothy D. Regan,
                                           Chief Financial Officer

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

---------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement of From S-1, and any amendments thereto, Registration No. 333-49234.