Form 10-KT
period 2002-12-31
CITIZENS FIRST BANCORP INC
filed 2003-03-31
CIK 1127442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended ____________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from April 1, 2002 to December 31, 2002

                         COMMISSION FILE NUMBER: 0-32041

                          CITIZENS FIRST BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                  38-3573582
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



525 Water Street, Port Huron, Michigan                       48060
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (810) 987-8300
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

       Registrant's telephone number, including area code: (810) 987-8300
        Securities registered pursuant to Section 12 (b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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
YES  X  NO
   ----   ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES  X  NO
   ----   ----

    The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $149,994,638, computed by reference to the last sales price for such voting and non-voting common equity as reported on the Nasdaq National Market on September 30, 2002. Solely for the purposes of this calculation, the shares held by the directors and executive officers of the registrant and the directors and certain of the executive officers of the registrant's wholly-owned subsidiary, Citizens First Savings Bank, are deemed to be held by affiliates, and the shares held by Citizens First Foundation, Inc. and Citizens First Savings Bank Employee Stock Ownership Plan are deemed not to be held by affiliates.

    As of February 7, 2003, the registrant had 8,566,402 shares of common stock outstanding.

    Citizens First Bancorp, Inc.'s internet website address is www.cfsbank.com. Our annual or transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Report to Stockholders for the period ended December 31, 2002 (Part II)

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III)

                                TABLE OF CONTENTS

                                      INDEX


                                                                                                                      PAGE
                                                                Part I
Item 1.         Business                                                                                                1
Item 2.         Properties                                                                                             43
Item 3.         Legal Proceedings                                                                                      45
Item 4.         Submission of Matters to a Vote of Securities Holders                                                  45

                                                                Part II
Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                                  45
Item 6.         Selected Financial Data                                                                                47
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations                  47
Item 7A.        Quantitative and Qualitative Disclosure about Market Risk                                              47
Item 8.         Financial Statements and Supplementary Data                                                            47
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   47

                                                               Part III
Item 10.        Directors and Executive Officers of the Registrant                                                     48
Item 11.        Executive Compensation                                                                                 48
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters         49
Item 13.        Certain Relationships and Related Transactions                                                         49
Item 14.        Controls and Procedures                                                                                49

                                                                Part IV
Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        50


                                     PART I

ITEM 1. BUSINESS

GENERAL

    Citizens First Bancorp, Inc. (the "Company" or "Citizens First Bancorp") was organized in October 2000 as a Delaware business corporation at the direction of Citizens First Savings Bank (the "Bank" or "Citizens First"). As used in this Report, unless otherwise stated or the context otherwise requires, all references to "we," "our," or "us" and similar references are to the Company and/or the Bank and the consolidated subsidiaries of the Company and the Bank, including Citizens First Mortgage, LLC, which has engaged in the Bank's residential mortgage lending business since its formation in June, 2002. The Company became the holding company for Citizens First upon completion of the Bank's conversion from the mutual to the stock form of ownership. The conversion was completed on March 7, 2001. In connection with the conversion, the Company sold 8,821,075 shares of its common stock, par value $0.01 per share, at a purchase price of $10 per share to depositors of the Bank in a subscription offering, which raised approximately $85.1 million in net conversion proceeds. In addition, the Company issued an additional 705,686 shares, representing 8% of the shares sold in the subscription offering, to Citizens First Foundation, a charitable foundation established by the Bank. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the subscription offering, and no significant liabilities. Management of the Company and the Bank are substantially similar. Except for a parcel of vacant land located in northern St. Clair County, Michigan, which was purchased by the Company in November, 2002 and is held by the Company, the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. In addition, employees are generally employed by the Bank rather than by the Company. Accordingly, the information set forth in this Report, including the Consolidated Financial Statements and related financial data, relates primarily to the Bank and other consolidated subsidiaries.

    Citizens First currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 15 full-service banking offices. The deposited funds, together with funds generated from operations and borrowings, are used by Citizens First to originate loans. Citizens First's principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to four-family residential property. Citizens First originates one- to four-family mortgage loans primarily for sale in the secondary market, although Citizens First generally retains the servicing rights for these mortgage loans. Citizens First also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans. Citizens First's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, from proceeds from sales of originated loans and interest and dividends earned on Citizens First's investments. Citizens First's primary sources of funds consist of deposits, loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities, borrowings from the Federal
Home Loan Bank, cash on hand and cash on deposit.

REGULATION

    Citizens First is regulated by the Michigan Office of Financial and Insurance Services and the Federal Deposit Insurance Corporation. Citizens First's deposits are insured to the maximum allowable amount by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Citizens First has been a member of the Federal Home Loan Bank System since 1938. For more information about the regulation applicable to Citizens First and the Company, see "Regulation and Supervision" below.

MARKET AREA

    Citizens First's main office is in Port Huron, Michigan, which is in St. Clair County. Citizens First's deposit gathering and lending activities, as well as its other primary business operations, are principally concentrated in and around the communities surrounding its 15 full-service offices located in St. Clair, Sanilac, Huron and Lapeer Counties, Michigan. To a limited extent, however, Citizens First also makes some loans beyond its primary market area.

    Port Huron, the population center for St. Clair County, is located approximately sixty miles northeast of Detroit and sixty miles east of Flint. St. Clair County is bounded by the counties of Macomb to the south and west, Lapeer to the west and Sanilac to the north. The eastern boundary of the County is the St. Clair River and Canada. Almost half of the County's total land area is rural, and approximately one-third of the resident labor force commutes to jobs outside of the County. As of 2001, St. Clair County had a population of approximately 166,541, while the other three counties in the Bank's primary market area had a combined population of approximately 169,970. The largest employment sectors in St. Clair County are manufacturing, services, retail and government. Citizens First's primary market area has a higher per capita median household income when compared to Michigan and the United States.

OPERATING STRATEGY

    Citizens First is a community-oriented financial institution, offering a wide range of deposit and loan products to its customers. In recent years, Citizens First's strategy has been one of controlled balance sheet growth and broader diversification of its loan products and loan portfolio. Beginning in 1995, Citizens First determined that it would originate its fixed-rate one-to-four-family residential mortgage loans primarily for sale, while generally retaining the servicing rights as to those mortgages. Since that time, Citizens First has emphasized originating residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. It has also emphasized increasing sources of noninterest income. To accomplish these objectives, Citizens First has sought to:
    o Operate as a community bank, expanding the services and products it offers, particularly its commercial business products and deposit products offered to local municipalities and government organizations.
    o Provide customer service and products by expanding delivery systems by using new technology and expanding the capability of its customer call center through which customers can receive various services via telephone.

    o Increase fee income by broadening non-depository product offerings and services, including expanding its trust services and expanding the offering of insurance products through its insurance agency subsidiary. Citizens First's three-year-old Trust and Investment Group oversaw $143.3 million in assets at December 31, 2002, compared to $97.2 million in assets at March 31, 2002, an increase of $46.2 million, or 47.5%, from assets overseen by that Group at March 31, 2002.
    o Upgrade technology and training to ensure high levels of service. During 2002, the Bank hired one full-time training professional to assist in training the Bank's tellers and other employees. In addition, the Bank has a planned computer conversion that it believes will improve its technology. See "Planned Computer Conversion" below.
    o   Reinvest in its communities.
    o Continue to increase its emphasis on commercial, commercial real estate and consumer loans to increase the yields earned on its overall loan portfolio, without incurring unacceptable credit risk.
    o Increase originating automobile loans on a direct and indirect basis, at least in part by increasing the number of vehicle dealers through which Citizens finances automobile purchases by consumers.
    o Control credit risk by continuing to employ conservative underwriting standards to minimize the level of problem assets.
    o Manage interest rate risk by continuing to emphasize an appropriate mix of investments and loans. For more information about the interest rate risk to which Citizens First is exposed and about how Citizens First attempts to manage that risk, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

PLANNED COMPUTER CONVERSION

     In October, 2002, Citizens First entered into an agreement with Fiserv Solutions, Inc. ("Fiserv") relating to Fiserv's ITI software package. In the past year, Citizens First completed an analysis and comparison of its current core processing software in relationship to other industry software packages. The analysis and comparison revealed that Citizens First had outgrown its software capabilities and that, over time, its processes had become cumbersome and labor intensive. The Fiserv ITI software package offers a fully integrated general ledger system, customer relationship management capabilities, comprehensive on-line/real time Internet banking services, improved ATM processing and document imaging, in addition to various other features. Citizens First believes that the Fiserv ITI software package should provide it with significant processing improvements that it believes will allow enhanced customer service and efficiencies within the Bank. In connection with its conversion to the Fiserv software package, which we expect to occur in Spring 2003, we also plan to upgrade PCs throughout the Bank, as well as data line connectivity to our branches, to attempt to improve processing speed. Although management hopes that the planned computer conversion will proceed as expected, it is possible that the conversion will be more difficult and expensive than anticipated and have unforeseen consequences.

COMPETITION

Citizens First faces intense competition for the attraction of deposits and origination of loans in its primary market area. Citizens First's most direct competition for deposits has historically come from the several financial institutions operating in Citizens First's primary market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. Citizens First's competition for loans comes primarily from financial institutions operating in its primary market area, and to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. Citizens First also expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of institutional consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, and have allowed banks, mortgage companies, mortgage brokers and other competitors to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act passed in 1999, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which Citizens First conducts business. Some of the institutions with which Citizens First competes are significantly larger than Citizens First and, therefore, have significantly greater resources. Competition for deposits and the origination of loans could limit Citizens First's growth in the future.

LENDING ACTIVITIES

     GENERAL. Citizens First's loans are subject to federal and state laws and regulations. Interest rates charged by Citizens First on loans are affected principally by the following:
         o Citizens First's current asset/liability strategy, which is to monitor and control the financial position of Citizens First, including monitoring and controlling market risk such as interest rate risk. (For more information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk");
         o    the demand for various types of loans;
         o    the supply of money available for lending purposes; and
         o    the rates offered by competitors.

These factors are, in turn, affected by general and economic conditions, consumer spending and saving habits, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters and other factors. For a list of some additional factors that may affect these items, see the section captioned "Forward-Looking Statements" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LOAN PORTFOLIO ANALYSIS BY TYPE OF LOAN. The following table sets forth the composition of Citizens First's loan portfolio in dollar amounts and as a percentage of its total portfolio at the dates indicated:

                                                     At December 31,                       At March 31,
                                                   ----------------------------------------------------------------------
                                                          2002                     2002                     2001
                                                   ----------------------------------------------------------------------
                                                                Percent                 Percent                  Percent
                                                    Amount      of Total     Amount     of Total      Amount     of Total
                                                    ------      --------     ------     --------      ------     --------
                                                                           (Dollars in thousands)
Real estate Loans
     One- to four-family                           $414,939       49.88%    $385,765      51.56%     $395,484      57.75%
     Commercial and multi-family real estate (1)    179,387       21.57%     144,817      19.36%      113,715      16.60%
     Residential construction                        21,822        2.62%      27,541       3.68%       18,479       2.70%
     Home equity loans and lines of credit           72,724        8.75%      71,266       9.52%       66,687       9.74%
                                                   --------      -------    --------     -------     --------     -------
          Total real estate loans                   688,872       82.82%     629,389      84.12%      594,365      86.78%
Consumer loans
     Vehicles (2)                                    61,386        7.38%      61,661       8.24%       55,490       8.10%
     Other (3)                                       21,221        2.55%      15,015       2.01%       12,344       1.80%
                                                   --------      -------    --------     -------     --------     -------
          Total consumer loans                       82,607        9.93%      76,676      10.25%       67,834       9.90%
Commercial loans                                     60,336        7.25%      42,137       5.63%       22,676       3.31%
                                                   --------      -------    --------     -------     --------     -------
          Total loans                               831,815      100.00%     748,202     100.00%      684,875     100.00%
                                                                 =======                 =======                  =======
Less:
     Deferred loan origination fees and
       discounts                                      1,597                    1,618                    1,595
     Allowance for loan losses                       11,082                   11,020                   10,831
                                                   --------                 --------                 --------
          Total loans, net                         $819,136                 $735,564                 $672,449
                                                   ========                 ========                 ========


[Continued from above table, first column(s) repeated]

                                                                   At March 31,
                                                   ---------------------------------------------
                                                           2000                    1999
                                                   ---------------------------------------------
                                                                Percent                 Percent
                                                    Amount      of Total     Amount     of Total
                                                   --------     --------    --------    --------
                                                                (Dollars in thousands)
Real estate Loans
     One- to four-family                           $341,308       58.81%    $427,555      70.83%
     Commercial and multi-family real estate(1)      83,536       14.40%      62,500      10.35%
     Residential construction                        24,750        4.26%      31,040       5.14%
     Home equity loans and lines of credit           56,991        9.82%      42,417       7.03%
                                                   --------      -------    --------     -------
          Total real estate loans                   506,585       87.29%     563,512      93.36%
Consumer loans
     Vehicles (2)                                    41,066        7.08%       7,100       1.18%
     Other (3)                                       13,882        2.39%      16,348       2.71%
                                                   --------      -------    --------     -------
          Total consumer loans                       54,948        9.47%      23,448       3.89%
Commercial  loans                                    18,824        3.24%      16,638       2.76%
                                                   --------      -------    --------     -------
          Total loans                               580,357      100.00%     603,598     100.00%
                                                                 =======                 =======
Less:
     Deferred loan origination fees and
        discounts                                     1,393                    1,800
     Allowance for loan losses                       10,461                   11,161
                                                   --------                 --------
          Total loans, net                         $568,503                 $590,637
                                                   ========                 ========


(1) Includes commercial construction loans, which at December 31, 2002, March 31, 2002, March 31, 2001, March 31, 2000 and March 31, 1999) totaled $12.6 million, $9.9 million, $6.5 million, $9.6 million and $9.5 million, respectively.
(2) Includes loans secured by automobiles, motorcycles, campers and other recreational vehicles.
(3) Includes collateral loans, personal loans and unsecured loans, which are described in more detail under the heading "Consumer Loans" below.

As shown in the above table, the trend has been to increase the percentage of the Bank's loan portfolio comprised of commercial and multi-family real estate loans and commercial loans and to decrease the percentage of the Bank's loan portfolio comprised of one-to four- family residential mortgage loans although, at December 31, 2002, residential mortgage loans still constituted one-half of the Bank's loan portfolio.

    MATURITY OF LOAN PORTFOLIO. The following table presents the dollar amount of loans maturing in Citizens First's portfolio at December 31, 2002 based on contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans lacking a stated schedule of repayments or stated maturity and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs or allowance for loan losses.

                                                                        At December 31, 2002
                                    -------------------------------------------------------------------------------------------
                                                                                         (Dollars in Thousands)
                                                 Commercial                    Home Equity
                                    One- to          and                        Loans and
                                     Four-      Multi-Family   Residential       Lines of                                Total
                                     Family      Real Estate   Construction       Credit     Consumer     Commercial     Loans
                                    --------    ------------   ------------    -----------   --------     ----------     -----
Amounts due in:
     One year or less               $    716       $ 26,198       $21,822        $   599      $ 3,878       $43,515    $ 96,728
     More than one year to
       five years                      5,020         95,389             -         20,216       54,847        15,422     190,894
     More than five years            409,203         57,800             -         51,909       23,882         1,399     544,193
                                    --------       --------       -------        -------      -------       -------    --------
          Total amount due          $414,939       $179,387       $21,822        $72,724      $82,607       $60,336    $831,815
                                    ========       ========       =======        =======      =======       =======    ========



    Scheduled contractual principal repayments of loans do not reflect the actual lives of most loans. The average life of a loan generally is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans usually give Citizens First the right to declare loans immediately due and payable under certain circumstances, including, for example, if the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market interest rates are substantially higher than interest rates on existing mortgage loans and, conversely, tends to decrease when interest rates on existing mortgage loans are substantially higher than current mortgage loan market interest rates. Current mortgage loan market interest rates are generally lower than rates on existing mortgage loans in Citizens First's portfolio, which suggests that the average lives of these mortgage loans may be lower than might otherwise have been expected.

    The following table sets forth, at December 31, 2002, the dollar amounts of loans contractually due after December 31, 2003, and whether these loans have fixed interest rates or adjustable interest rates.


                                                  Due After December 31, 2003
                                               --------------------------------
                                                Fixed     Adjustable     Total
                                                        (In thousands)
Real estate loans:
     One- to four-family                       $ 90,822    $323,401    $414,223
     Commercial and multi-family real
       estate                                   137,089      16,100     153,189
     Home equity                                 61,179      10,946      72,125
                                               --------    --------    --------
          Total real estate loans               289,090     350,447     639,537
Consumer loans                                   76,392       2,337      78,729
Commercial loans                                 11,052       5,769      16,821
                                               --------    --------    --------
          Total loans                          $376,534    $358,553    $735,087
                                               ========    ========    ========


    TYPES OF LOANS. Currently Citizens First originates one- to four-family residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans. Set forth below is a general description of some of Citizens First's current policies and practices with regard to some of these types of loans. Although Citizens First believes that the information set forth below is generally consistent with its current practices, management may make exceptions or deviations from its policies from time to time as it deems appropriate. In addition, lending policies and practices are subject to change from time to time as deemed appropriate by management.

    ONE-TO FOUR-FAMILY RESIDENTIAL MORTGAGE LOANS. Citizens First's primary lending activity is the origination of loans secured by one- to four-family residences generally located in its market area. At December 31, 2002, one- to four-family residential mortgage loans totaled $414.9 million or 49.88% of Citizens First's total loans.

    Citizens First currently offers various types of adjustable-rate mortgage loans and fixed-rate mortgage loans. At December 31, 2002, 21.9% of the dollar amount of loans in Citizens First's residential mortgage loan portfolio had fixed interest rates and 78.1% of the dollar amount of loans in its residential mortgage loan portfolio had adjustable interest rates.

    Citizens First originates fixed-rate, fully-amortizing residential mortgage loans with maturities of 10, 15, 20 and 30 years. The Bank's management establishes the loan interest rates based on market conditions, with consideration given to the type of the loan and the quality and liquidity of the collateral securing the loan. Citizens First offers mortgage loans that generally conform to Freddie Mac guidelines, as well as jumbo loans, which, according to these guidelines, presently means loans in amounts over $322,700. Fixed-rate conforming loans are typically originated for sale in the secondary market, although Citizens First generally retains the servicing rights. Citizens First will underwrite one- to four-family owner-occupied residential mortgage loans in amounts equal to up to 97% of the appraised value of the underlying real estate, although private mortgage insurance will generally be required on most loans that exceed 80% of the lower of the appraised value or the purchase price of the real estate. In limited instances, Citizens First will originate loans that constitute 103% of the appraised value of the underlying real estate for sale in the secondary market, although Citizens generally retains the servicing rights. Citizens First also offers a 7 year balloon mortgage loan. A 7 year balloon mortgage loan requires a fixed monthly payment for the first 7 years, at which point the entire remaining balance of the loan becomes due.

    Citizens First currently also offers adjustable-rate residential mortgage loans with terms of up to 30 years. The interest rates on adjustable-rate loans are based on the U.S. Treasury securities index. The interest rates on these loans adjust annually after a 1, 3, 5 or 7 year initial fixed period. The maximum amount by which the interest rate may be increased or decreased on such loans is generally 2% per year and 5% over the life of the loan. Additionally, Citizens First offers an adjustable-rate residential mortgage loan in which the borrower has the option to convert the loan to a fixed rate after a predetermined period of time, without incurring refinancing costs.

    Adjustable-rate mortgage loans help reduce Citizens First's exposure to changes in interest rates because the interest rate paid by Citizens First's borrowers changes with changes in market interest rates. Because rate changes could increase payments that borrowers are required to make, regardless of their ability to make the increased payments, adjustable rate mortgage loans involve some unquantifiable credit risks. Accordingly, if interest rates rise, and mortgage payments are repriced at increased amounts, the risk of default on adjustable-rate mortgage loans increases as well. In addition, although adjustable-rate mortgage loans increase the responsiveness of Citizens First's asset base to interest rate changes, the extent of this interest rate sensitivity is limited by the contractual documentation, which often restricts how much the interest rates can increase annually and over the lifetime of the mortgage. As a result, yields on adjustable-rate mortgage loans may not be sufficient to offset increases in Citizens First's cost of funds during periods of rising interest rates.

    Citizens First requires properties securing its mortgage loans to be appraised by an approved independent state-licensed appraiser. Citizens First also requires fire, casualty, title, hazard and, if appropriate, flood insurance to be maintained on most properties securing real estate loans originated by Citizens First.

    In an effort to provide financing for low- and moderate-income families, Citizens First offers Federal Housing Authority and Veterans Administration residential mortgage loans to qualified individuals with adjustable- and fixed-rates of interest and terms of up to 30 years. These loans are secured by one- to four-family residential property and are underwritten using modified underwriting guidelines.

    RESIDENTIAL CONSTRUCTION LOANS. Citizens First originates construction loans to individuals for the construction of one- to four-family residences. At December 31, 2002, residential construction loans totaled $21.8 million or 2.62% of Citizens First's total loans.

    Citizens First's residential construction loans generally provide for the payment of interest only during the construction phase, which is typically between 6 and 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made in amounts of up to 95% of the appraised value of the underlying real estate, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the lesser of either the appraised value or the sales price of the secured property. Construction loans to individuals are generally made on the same terms as Citizens First's one-to four-family mortgage loans. Citizens First also originates residential construction loans to certain builders with which Citizens First has an established relationship.

    Before making a commitment to fund a construction loan, Citizens First requires an appraisal of the property by an independent licensed appraiser. Citizens First also reviews and inspects each property before disbursing funds. Loan proceeds are disbursed in pre-determined portions (described in the loan documentation) upon completion of each stage of work. The final 10% of the loan proceeds is generally not disbursed until the construction of the residence is completed.

    Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. For example, if a builder fails to pay subcontractors, a lien could be attached against the property by the subcontractors, which could reduce the value of the property as collateral for the Bank's loan. Additional risk also often exists because of the inherent difficulty in estimating in advance both a property's value post-construction and the estimated cost of construction. If the estimate of construction costs proves to be inaccurate, Citizens First may be required to advance funds beyond the amount originally committed to protect the value of the collateral for its loan. If the estimate of value upon completion proves to be inaccurate, the property's value may be insufficient to assure full loan repayment.

    COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS. Citizens First also originates commercial real estate loans. These loans are generally secured by properties located in Citizens First's primary market area and used for business purposes, such as small office buildings, industrial facilities or retail facilities. Citizens First also, to a lesser extent, originates multi-family real estate loans that are typically secured by 5-unit or larger apartment buildings in Citizens First's primary market area. At December 31, 2002, commercial and multi-family real estate loans totaled $179.4 million or 21.57% of Citizens First's total loans.

    Most of the commercial and multi-family real estate loans originated by Citizens First are fully amortizing loans with terms of up to 20 years. Generally, the maximum loan amount Citizens First permits for such a loan is 80% of the value of the underlying real estate. In reaching its decision on whether to originate a commercial or multi-family real estate loan, Citizens First considers the net operating income of the property that will secure the loan, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Citizens First will also consider the terms of the applicable leases and the quality of the tenants. Citizens First has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of between 1.10x and 1.30x. Citizens First generally requires written appraisals prepared by a certified independent appraiser of all properties securing commercial or multi-family real estate loans of greater than $250,000 or if an appraisal is required by the Financial Institutions Reform, Recovery and Enforcement Act.

Additionally, environmental surveys are usually required before Citizens First funds certain larger commercial real estate loans in excess of $1.0 million and may be required on commercial real estate loans of greater than $500,000 or where a risk of contamination exists.

    Citizens First also makes construction loans for commercial development projects, including multi-family commercial properties, single-family subdivisions and condominiums. These loans generally have an interest-only phase during construction and then convert to permanent financing. The permanent mortgage loan must be approved at the time Citizens First initially approves the construction loan. Disbursement of funds is at the sole discretion of Citizens First and is based on the progress of construction. The maximum loan-to-value ratio for these loans permitted by Citizens First depends upon the type of commercial development project being undertaken, but generally the amount of this type of loan will not exceed 80% of the value of the underlying real estate.

    Multi-family and commercial real estate lending affords Citizens First an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. A loan secured by this type of property, however, usually is greater in amount and more difficult to evaluate and monitor than a one- to four-family residential mortgage loan. As a result, multi-family and commercial real estate loans typically involve a greater degree of risk than one- to four-family residential mortgage loans. Repayment of multi-family and commercial real estate loans may be affected by adverse conditions in the real estate market or the economy because these loan payments often depend on the successful operation and management of the underlying properties. Citizens First seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% for commercial and multi-family real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan.

    HOME EQUITY LOANS AND LINES OF CREDIT. Citizens First offers home equity loans and lines of credit secured by owner-occupied one- to four-family residences. At December 31, 2002, home equity loans and lines of credit totaled $72.7 million or 8.75% of Citizens First's total loans. Additionally, at December 31, 2002, the unadvanced amounts of home equity lines of credit totaled $24.6 million. Unadvanced amounts of home equity loans are not shown as liabilities on the Company's balance sheet. For more information about Citizens First's commitments, including commitments to make advances on home equity lines of credit, see Note 13 to Item 8, i.e., the Company's Consolidated Financial Statements.

    The underwriting standards employed by Citizens First for home equity loans and lines of credit generally include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral that would secure the loan. Home equity loans generally will not be made if the borrower's outstanding monthly debt exceeds 40% of the borrower's gross monthly income. Loan-to-value ratios and maximum loan amounts vary depending on the amount of insurance coverage on the underlying property. Generally, home equity loans are made with fixed interest rates and terms of up to 15 years.

    Home equity lines of credit, as opposed to home equity loans, generally have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined (original mortgage plus home equity line of credit) loan-to-value ratio on home equity lines of credit is 85%. Home equity lines of credit are generally made in amounts of up to $500,000. A home equity line of credit generally may be drawn down by the borrower over an initial period of 5 years from the date of the loan agreement. During this period, the borrower generally has the option of paying, on a monthly basis, either principal and interest together or only the interest. If the equity line is not renewed, the borrower is generally required has to repay the amount outstanding under the line of credit over a term not to exceed 15 years, beginning at the end of this initial 5-year period.

    CONSUMER LOANS. Citizens First offers a variety of consumer loans, including automobile loans, mobile home loans, other secured loans, collateral loans, personal loans and unsecured loans. At December 31, 2002, consumer loans totaled $82.6 million or 9.93% of Citizens First's total loans.

    Citizens First offers fixed-rate automobile loans with terms of up to 72 months. These loans are offered on a direct basis, meaning the Bank makes the loan directly to the consumer purchasing the automobile, and on an indirect basis, which is described in more detail below. Citizens First will generally make such loans up to 100% of the retail price for new cars and up to 90% of the retail value as stated in the NADA Used Car Guide for used cars. The interest rates Citizens First offers on these loans depend on the age of the automobile, market conditions and current market interest rates.

    In March 1999, Citizens First commenced an indirect consumer lending program. Under this program, Citizens First originates automobile loans through approximately 46 automobile dealers in its primary market area. These dealers provide Citizens First applications made by consumers to finance new (and, to a lesser extent, used) vehicles sold by their dealerships. Citizens First has the opportunity to accept or reject each loan. Generally, Citizens First pays a monthly fee, or "dealer reserve," to the automobile dealer based on the interest rate on the loan. If a loan is paid off or charged off within a specified time period, the dealer forfeits the dealer reserve, and Citizens First is credited with 100% of the dealer reserve, which it may withhold from the dealer's account or credit against future payments to the dealer.

    Citizens First also originates consumer loans secured by mobile homes. Historically, these loans were primarily originated indirectly through dealer relationships, similar to the arrangements currently in place with automobile dealers described above. In recent years, however, management has decided to stop originating these loans on an indirect basis. At March 31, 2002 and December 31, 2002, outstanding mobile home loans were in the amounts of $8.3 million, or 10.8% of consumer loans, and $9.3 million, or 11.2% of consumer loans, respectively. Citizens First originates loans on new or used (up to 15 years old) mobile homes, with terms ranging from 7 to 15 years and with fixed interest rates. Citizens First generally will finance up to a maximum of 90% of either the purchase price of the mobile home unit or the retail value as stated in the NADA book, whichever is less.

    Citizens First also originates consumer loans secured by boats, motorcycles, campers and other recreational vehicles. These loans generally have fixed interest rates and terms ranging from a maximum of 5 years to 15 years depending on the type of collateral securing the loan.

    Citizens First offers collateral loans, personal loans and unsecured loans. Collateral loans are usually secured by a savings account or a certificate of deposit. Personal loans generally have a borrowing limit of $5,000 and a maximum term of four years. Citizens First also makes unsecured personal loans to individuals who have been homeowners for at least four years. These loans typically will be made in amounts of up to $10,000 and with terms of up to 7 years.

    Citizens First believes that it will benefit from the higher yields typically earned on consumer loans, in contrast to the relatively lower yields earned on residential one- to four-family loans, and that the shorter duration of consumer loans will improve Citizens First's interest rate risk position. Consumer loans, however, entail greater risk of nonpayment than do residential mortgage loans. This is particularly true in the case of loans that are unsecured or that are secured by rapidly depreciating assets such as automobiles. As a result of the greater likelihood of damage, loss or depreciation to the underlying collateral (such as the automobile), consumer loan collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency on the loan often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment because the costs of additional collection efforts may not be justified by the potential amount to be collected. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by such events as job loss, divorce, illness or personal bankruptcy. For information on how the Company determines its provision for loan losses, see the section captioned "Allowance for Loan Losses" below, the section captioned "Critical Accounting Policies" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 of Item 8, i.e., the Company's Consolidated Financial Statements.

    COMMERCIAL LOANS. Citizens First makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Citizens First offers a variety of commercial lending products, including term loans for fixed assets, working capital loans and lines of credit and loans with a single principal payment at maturity. Additionally, Citizens First originates Small Business Administration-guaranteed loans. At December 31, 2002, commercial loans totaled $60.3 million or 7.25% of Citizen First's total loans.

    Citizens First offers secured commercial term loans generally with terms of up to ten years and the payment of which is dependent on future earnings. Business lines of credit generally have adjustable rates of interest and terms of up to three years. Loans that require a one-time payment of principal at termination will generally be originated on terms of up to 3 years as long as the borrower is paying interest at least semi-annually. Loans generally will be originated on terms of up to one year if the borrower will pay all of the interest due upon maturity. Business loans with variable rates of interest are generally indexed to the prime rate as reported in The Wall Street Journal. Citizens First also makes unsecured commercial loans. Unadvanced amounts of commercial loans and commercial loan commitments are not shown as liabilities on the Company's balance sheet. For more information about Citizens First's commitments, including unadvanced amounts of commercial loans and commercial loan commitments, see Note 13 to the Company's Consolidated Financial Statements.

    When making commercial business loans, Citizens First considers the financial statements of the borrower, Citizens First's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, which primarily includes accounts receivable, inventory and equipment. Commercial business loans are also typically supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 100% of the value of the collateral securing the loan.

    Commercial loans generally involve higher risk than residential mortgage loans. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from employment or other income and are secured by real property for which the value can be easily ascertained. Commercial loans, on the other hand, are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself, which may be difficult to predict and may depend on various unknown factors. Further, any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

    LOANS TO ONE BORROWER. The maximum amount that Citizens First may lend to one borrower is limited by regulation. At December 31, 2002, Citizens First's regulatory limit on loans to one borrower was $12.9 million or $21.5 million for loans approved by two-thirds of the Board of Directors. At that date, Citizens First's largest amount of outstanding loans to one borrower, including the borrower's related interests, was approximately $20.3 million and consisted of ten commercial, industrial and retail properties. This loan was previously approved by the Bank's Board of Directors. Additionally, at December 31, 2002, Citizens First's largest outstanding commitment to one borrower was approximately $20.7 million, approximately $20.3 million of which was outstanding, and consisted of commercial, industrial and retail properties. All of these loans were performing in accordance with required repayment terms at December 31, 2002. For more information on the regulations limiting loans to one borrower, see the section captioned "Loans to One Borrower" under the heading "Regulation and Supervision" below.

    LOAN APPROVAL PROCEDURES AND AUTHORITY. Citizens First's lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Citizens First's Board of Directors and management. Although subject to change and deviation or exception from time to time as determined appropriate by management, the current guidelines are generally as follows:

    Residential real estate loans in amounts of greater than $700,000 but less than $1.0 million require the approval of the Bank's Mortgage Loan Committee, which consists of the President and Chief Executive Officer of the Bank, Senior Vice President - Retail Banking, a Vice President and an Assistant Vice President. Residential real estate loans in amounts of between $1.0 million and $2.0 million require approval of the Officers' Credit Committee, which consists of the President and Chief Executive Officer of the Bank, the Senior Vice President - Commercial Banking, certain commercial officers and other officers as designated. Loans in amounts in excess of $2.0 million require approval of the Directors' Loan Committee, which consists of three directors of the Bank, the President and Chief Executive Officer of the Bank and the Senior Vice President - Commercial Banking of the Bank. The President and Chief Executive Officer of the Bank has been delegated the authority to approve any real estate loan up to $700,000.

    Consumer loans in amounts of greater than $700,000 require the approval of the entire Board of Directors of the Bank. The President and Chief Executive Officer may individually approve any consumer loan in an amount of up to $700,000.

    All commercial and commercial real estate loans in amounts in excess of $5.0 million require approval of the Board of Directors of the Bank. Commercial and commercial real estate loans in amounts between $2.0 and $5.0 million require the approval of the Directors' Loan Committee. Commercial and commercial real estate loans in amounts between $500,000 and $2.0 million require the approval of the Officers' Credit Committee.

    LOAN ORIGINATIONS, PURCHASES AND SALES. Citizens First's lending activities are generally conducted by its salaried and commissioned loan personnel and through its relationship with vehicle dealers, which is described in more detail under the heading "Consumer Loans" above.

    Except in connection with Citizens First's indirect automobile lending, Citizens First relies on advertising, referrals from realtors and customers and personal contact by Citizens First's staff to originate loans. Other than the automobile dealerships previously discussed, Citizens First does not use loan correspondents or other third parties to originate loans. Citizens First also does not generally purchase either participation interests in loans or whole loans. Citizens First's ability to originate adjustable-rate and fixed-rate loans depends upon the relative customer demand for these loans, which is in turn affected by the current and expected future levels of interest rates. Interest rates are in turn affected by a variety of other factors, some of which are mentioned in the section captioned "Forward-Looking Statements" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Generally, fixed-rate loans that conform to the underwriting standards specified by Freddie Mac are originated by Citizens First for sale in the secondary market to Freddie Mac and, to a lesser extent, private investors. Additionally, Citizens First may in the future sell loans in the secondary market to Fannie Mae although, to date, no loans have been sold to Fannie Mae. Citizens First generally retains the servicing rights on the loans sold in the secondary market, meaning that Citizens First receives payments and other collections on these loans and administers these loans in exchange for a servicing or administrative fee. Citizens First currently has a best efforts contract with a third party under which Citizens First must use its best efforts to provide the third party with loans for sale. Citizens First is not required under this contract to replace loans that fail to close for any reason. Additionally, Citizens First has entered into forward contracts with Freddie
Mac in the past, under which Freddie Mac commits to purchase certain loans from the Bank. At December 31, 2002, Citizens First had outstanding forward contracts, all of which were with Freddie Mac, to sell loans of approximately $25.7 million. Under these forward contracts, Freddie Mac is generally required to purchase these loans in the future from Citizens First, notwithstanding any change in the market interest rate, as long as specific underwriting requirements are met in making the loans. Sales of most fixed-rate loans are made without recourse to Citizens First if the borrower defaults. Citizens First generally originates adjustable-rate loans for its portfolio, but will, from time to time, sell these loans in the secondary market based on prevailing market interest rate conditions, Citizens First's liquidity needs and Citizens First's interest rate risk position.

    The following table sets forth Citizens First's loan originations, sales and principal repayments for the periods indicated:

                                                      For the Nine
                                                      Months Ended     For the Year Ended
                                                      ------------     ------------------
                                                       December 31,         March 31,
                                                          2002         2002          2001
                                                          ----         ----          ----
                                                                 (In thousands)
Loans at beginning of period                           $748,202       $684,875      $580,357
  Originations:
    Real estate:
      One- to four-family                               347,097        187,765       185,227
      Commercial and multi-family real estate            59,174         41,078        42,203
      Residential construction                           37,044         50,045        39,838
      Home equity loans and lines of credit              16,856         43,911        28,280
                                                       --------       --------      --------
        Total real estate loans                         460,171        322,799       295,548
      Consumer                                           30,985         35,834        36,363
      Commercial                                         43,628        107,293        41,229
                                                       --------       --------      --------
        Total loans originated                          534,784        465,926       373,140
                                                       --------       --------      --------
Deduct:
  Principal loan repayments and prepayments             263,129        212,816       200,766
    Loan Sales                                          188,042        189,783        67,856
                                                       --------       --------      --------
      Sub-total                                         451,171        402,599       268,622
                                                       --------       --------      --------
Net loan activity                                        83,613         63,327       104,518
                                                       --------       --------      --------
    Loans at end of period (1)                         $831,815       $748,202      $684,875
                                                       ========       ========      ========

(1) Loans at end of period include loans in process of $10.2 million, $13.7 million and $13.7 million for the nine months ended December 31, 2002, the fiscal year ended March 31, 2002 and the fiscal year ended March 31, 2001, respectively.

    LOAN COMMITMENTS. Citizens First frequently issues loan commitments to its prospective borrowers, which are made in writing on specified terms and conditions. Commitments are generally honored for up to 30 days from approval for residential real estate loans and for up to 180 days on commercial and multi-family real estate loans. At December 31, 2002, Citizens First had loan commitments and unadvanced loans and lines of credit totaling $177.1 million. These loan commitments and unadvanced loans and lines of credit do not appear as liabilities on the Company's Consolidated Financial Statements. For more information regarding Citizens First's loan commitments and unadvanced loans and lines of credit, see Note 13 of the Company's Consolidated Financial Statements. Although the Company believes that it has sufficient liquidity to meet these commitments and obligations in the future, there can be no assurance regarding whether intervening factors, some of which are beyond the Company's control, will interfere with the Company's ability to do so. For more information, see the section captioned "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    LOAN FEES. In addition to interest earned on loans, Citizens First receives income from fees in connection with loan originations, loan modifications and late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. For more information, see Item 8, i.e., the Company's Consolidated Financial Statements.

    Citizens First charges loan origination fees, which are calculated as a percentage of the amount borrowed, subject to a minimum amount. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized as charges against income over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2002, Citizens First had $1.6 million of net deferred loan fees.

    NONPERFORMING ASSETS AND DELINQUENCIES. When a borrower fails to make a required loan payment, Citizens First attempts to cure the delinquency by contacting the borrower and seeking the payment. A late notice is mailed after 16 days of delinquency for residential mortgage loans. In most cases, deficiencies are cured promptly. If a late notice does not prompt the borrower to cure the delinquency, Citizens First will attempt to contact the borrower either by telephone, letter or in person in order to determine the cause of the delinquency and to arrange for curing of the default. Generally, after the 90th day of delinquency, Citizens First commences foreclosure proceedings under the terms of the loan documents and applicable law.

    When a borrower on a consumer or commercial loan fails to make a required loan payment, a late notice is mailed after 10 days of delinquency. Citizens First supplements the late notice with a separately-mailed letter and a telephone call to the borrower. Additional contact and correspondence continues until the 90th day of the delinquency, at which point Citizens First may take action to repossess the property securing the loan or implement other collection efforts.

    Management informs the Boards of Directors of the Bank and the Company monthly of the amounts of loans delinquent more than 60 days, of loans in foreclosure and of all foreclosed and repossessed property that Citizens First owns.

    Citizens First ceases accruing interest on loans when principal or interest payments are delinquent 90 days or more, unless the loan is adequately collateralized and is in the process of collection. If management determines that interest is uncollectible, all interest previously accrued is reversed against current period interest income. If collection of principal or interest is considered doubtful, loans are placed on nonaccrual status or charged against income at an earlier date. The following table provides information at the dates indicated regarding various non-accruing loans in Citizens First's loan portfolio and regarding real estate owned by the Bank:

                                                                   At December 31,                    At March 31,
                                                                 ----------------------------------------------------------
                                                                 2002          2002        2001         2000        1999
                                                                 ----          ----        ----         ----        ----
                                                                               (Dollars in thousands)
Non-accruing loans:
  Real Estate                                                    $1,876       $1,437       $1,156       $  954     $  157
  Consumer                                                          182           61          220           64        212
  Commercial                                                        356          295          434          228        495
                                                                 ------       ------       ------       ------     ------
    Total (1)                                                     2,414        1,793        1,810        1,246        864
Real estate owned (2)                                               353          953          282           80         75
                                                                 ------       ------       ------       ------     ------
    Total nonperforming assets                                   $2,767       $2,746       $2,092       $1,326     $  939
                                                                 ======       ======       ======       ======     ======
Total nonperforming loans as a percentage of total loans           0.29%        0.24%        0.26%        0.21%      0.14%
Total nonperforming loans as a percentage of total assets          0.24%        0.19%        0.21%        0.17%      0.13%

--------------
(1) Total non-accruing loans equals total nonperforming loans.
(2) Real estate owned balances are shown net of related loss allowances and include repossessed automobiles, which at December 31, 2002, totaled $25,438.

    Interest income that would have been recorded for the nine months ended December 31, 2002, if nonaccruing loans had been current according to their original terms, amounted to approximately $320,383. Interest related to these nonaccruing loans was not included in interest income for the nine months ended December 31, 2002.

    The following table sets forth the delinquencies in loans in Citizens First's loan portfolio as of the dates indicated:

                                                At December 31, 2002                              At March 31, 2002
                                     ------------------------------------------      ----------------------------------------------
                                                                        (Dollars in thousands)
                                        60-89 Days            90 Days or More             60-89 Days            90 Days or More
                                     Number     Principal    Number  Principal       Number     Principal     Number     Principal
                                      of       Balance of      of    Balance of        of       Balance of      of       Balance of
                                     Loans       Loans       Loans     Loans          Loans       Loans       Loans       Loans
                                     -----       -----       -----     -----          -----       -----        -----       -----
Real estate loans:
  One- to four-family                     12     $1,114         14     $1,575            18       $2,263        10       $1,161
  Commercial real estate                   -          -          -          -             -            -         -            -
  Residential construction                 -          -          2        301             3          401         2          276
Consumer Loans:
  Home equity loans and lines of
    credit                                29        385          7        116             4          130         -            -
  Other Consumer loans                    31        270          8         66            13          109         8           61
Commercial loans                           3        101          3        356             2          888         2          295
                                      ------     ------     ------     ------        ------       ------    ------       ------
    Total                                 75     $1,870         34     $2,414            40       $3,791        22       $1,793
Delinquent loans to total loans                    0.22%                 0.29%                      0.51%                  0.24%

                                                                    At March 31, 2001
                                           ------------------------------------------------------------------
                                                                  (Dollars in thousands)
                                                 60-89 Days                           90 Days or More
                                            Number           Principal             Number          Principal
                                             of             Balance of               of            Balance of
                                            Loans              Loans               Loans              Loans
                                            -----              -----               -----              -----
Real estate loans:
  One- to four-family                            3             $  271                 13            $1,156
  Commercial real estate
  Residential construction                       -                  -                  -                 -
Consumer Loans:
  Home equity loans and lines of
    credit                                      12                146                  8               109
  Other Consumer loans                           6                104                  9               111
Commercial loans                                 -                  -                  2               434
                                            ------             ------             ------            ------
    Total                                       21             $  521                 32            $1,810
Delinquent loans to total loans                                  0.08%                                0.26%



    REAL ESTATE OWNED. Real estate acquired by Citizens First as a result of foreclosure and real estate acquired by deed-in-lieu of foreclosure is classified as real estate owned until sold. Under Michigan law, there is generally a six-month redemption period with respect to one-to four-family residential properties during which the borrower has the right to repurchase the property. When property is acquired, the property is recorded on the Bank's balance sheet at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. This recordation establishes a new cost basis. Holding costs and declines in fair value after acquisition of the property may result in charges against Citizens First's income. At December 31, 2002, Citizens First had $353,000 in real estate owned, which consisted of 3 one-to four-family residences and 4 vehicles.

    ASSET CLASSIFICATION. Bank regulators have adopted various regulations and practices regarding "problem" assets of savings institutions. Under these regulations, examiners have authority to identify problem assets during examinations and, if appropriate, to require them to be classified as described below.

     There are three classifications for "problem" assets: substandard, doubtful and loss. "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as substandard assets, except that weaknesses of doubtful assets make collection or liquidation in full questionable based on currently existing facts, conditions and values, and there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion of an asset is classified as "loss," the insured institution establishes a specific allowance in its allowance for loan losses for the full amount of the portion of the asset that is classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances such as those for assets classified as "loss" generally do not qualify as regulatory capital. Citizens First's Directors' Loan Committee, which consists of the President and Chief Executive Officer of the Bank, two outside directors and the Senior Vice President - Commercial Banking, classifies assets on a monthly basis based upon delinquency reports, assets held by Citizens First as real estate owned, asset review summaries and assets brought to the attention of the Director's Loan Committee by other senior officers. Assets that do not currently expose the insured institution to sufficient risk to warrant classification as substandard, doubtful or loss, but that possess weaknesses, are designated by Citizens as "special mention." Citizens First monitors "special mention" assets.

    The following table sets forth the Bank's classified assets at December 31, 2002:

                                           Loss                   Doubtful               Substandard           Special Mention
                                           ----                   --------               -----------           ---------------
                                    Number                  Number                   Number                   Number
                                      of       Principal      of       Principal       of       Principal       of       Principal
                                    Loans       Balance      Loans      Balance       Loans      Balance      Loans       Balance
                                    -----       -------      -----      -------       -----      -------      -----       -------
                                                                       (Dollars in thousands)
Real estate loans:
  One- to four-family                   -        $  -             -        $ -          17        $1,625           -        $  -
  Commercial and multi-family           -           -             -          -           -             -           4         629
  Residential construction              -           -             -          -           -             -           -           -
  Home equity loans and lines of
    credit                              -           -             -          -           -             -           -           -
Consumer loans:
  Vehicles                              -           -             -          -           3            26           -           -
  Other                                 -           -             -          -           5            41           -           -
Commercial loans                        -           -             2        295           2           261           7       3,952
                                    -----        ----        ------     ------      ------        ------      ------      ------
    Total                               -        $  -             2     $  295          27        $1,953          11      $4,581
                                    =====        ====        ======     ======      ======        ======      ======      ======


     ALLOWANCE FOR LOAN LOSSES. Citizens First recognizes that losses will be experienced from originating loans and that the risk of loss will vary with, among other factors, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To reflect the perceived risk associated with the Bank's loan portfolio, the Bank maintains an allowance for loan losses to absorb potential losses from loans in its loan portfolio. As losses are estimated to have occurred, management establishes a provision for loan losses, which is then charged directly against earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements.

     Potential Significant Impact on Financial Statements and Condition. The level of the allowance for loan losses is important to the portrayal of the Company's financial condition and results of operations. Although management believes that it uses the best information available to establish the allowance for loan losses, the determination of what the loan allowance should be requires management to make difficult and subjective judgments about which estimates and assumptions to use. Actual results may differ materially from these estimates and assumptions, resulting in a direct impact on Citizens First's allowance for loan losses and requiring changes in the allowance. Because the estimates and assumptions underlying Citizens First's allowance for loan losses are inherently uncertain, different estimates and assumptions could required a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could have a material adverse effect on Citizens First's net income, its financial condition and results of operations. The Company, therefore, views its allowance for loan losses as a "critical accounting policy." For additional information about the allowance for loan losses, see Note 1 to the Company's Consolidated Financial Statements and the section captioned "Critical Accounting Policies" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Methodology for Determination of Loan Loss Allowance. Management evaluates the adequacy of the level of its loss allowance at least quarterly as a function of its internal asset review process because of the importance of the Bank's loan loss allowance. The Bank's Director's Loan Committee meets monthly to review asset classifications and to recommend any changes to the asset valuation allowance. This Committee is comprised of the President and Chief Executive Officer, two outside Directors and the Senior Vice President - Commercial Banking.

     In order to determine if its loan loss allowance is adequate, Citizens First assesses the expected losses inherent in its loan portfolio. Management's internal asset review system and loss allowance methodology are intended to identify problem assets and recognize losses in a timely manner. Management considers various factors in determining whether its allowance for loan losses is adequate, including risk characteristics inherent in different types of loans. Management first performs a detailed review of multi-family real estate loans, commercial real estate loans and other loans with significant balances. Multi-family and commercial real estate loans are generally considered to involve a higher degree of risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. In addition, multi-family and commercial real estate loans typically involve higher loan principal amounts, and the repayment of these loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Finally, multi-family and commercial real estate loan values tend to be more cyclical, and recessionary conditions of the type that prevail from time to time in the Bank's lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multi-family and commercial real estate properties. As a result, multi-family and commercial real estate loans are assigned higher credit risk ratings upon their origination, as are other loans with significant balances. In addition to a review of multi-family and commercial real estate loans and other loans with significant balances, a detailed credit quality review is also performed for other loans that have deteriorated below certain levels of credit risk or that have been classified or identified as "watch list" loans. A specified loss allowance is attributed to these reviewed loans.

     An appropriate level of loss allowance is then determined for the remaining balance of the loan portfolio. This allowance relates to assets with no well-defined deficiencies or weaknesses and takes into consideration losses that are inherent within the portfolio but that have not yet been realized. This allowance is determined by applying estimated projected loss factors to each specific type of loan category in the portfolio (e.g., one- to four-family residential mortgage loans, consumer loans). Varying loss factors are applied to specific sub-categories of loans within the broader loan categories (e.g., fixed-rate mortgage loans, automobile loans). Our management determines the estimated loss factors based on historical and recent loan loss experience, industry averages and trends in loan delinquencies and nonaccruals for each type of loan. The determination of the estimated loss factors applied to each type of loan is based on information known to management at the time and certain projections by management based on that information. As a result, actual loss ratios experienced in the future could vary from those projected, which could have a material impact on the loan loss allowance.

    After the review yields an aggregate amount of loss allowance attributable to specific loans and after management applies various loss factors to the remaining balance of loans by type, management then analyzes the adequacy of the combined amount of loan loss allowance by considering other factors that may have an impact on the performance of the loan portfolio, such as trends in real estate and collateral values, trends and forecasts for the national and local economies, the geographic dispersion of borrowers and other risk factors. Based on this analysis, management adjusts the overall loss allowance, which may result in an unallocated portion of the loan loss allowance. Management believes that an unallocated portion of the allowance is generally necessary because other factors affecting whether losses in the loan portfolio are probable may not be captured by applying estimated loss factors. The existence of an unallocated portion of the loan loss allowance reflects our management's view that the allowance should have a margin that recognizes that the process of estimating expected credit losses and determining the loan loss allowance is imprecise. Determination of the probable losses inherent in the portfolio, which losses are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment and uncertainty. The assessment of general local and national economic conditions and trends inherently involves a higher degree of uncertainty as it requires management to anticipate the impact that economic trends, legislative actions or other unique market and/or portfolio issues have on estimated credit losses. Recent factors which were considered in the evaluation of the adequacy of Citizens First's unallocated loan loss reserve include increases in commercial real estate, commercial and construction loans and increases in the amount of loans that have been charged off. Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the Bank's loan loss allowance.

     Recent Adjustments to Loan Loss Allowance. During the nine months ended December 31, 2002, our management reevaluated its loan loss allowance methodology in recognition of Citizens First's strategy of increasing multi-family real estate, commercial real estate, commercial and consumer (particularly indirect automobile) loans and the overall increase in the risk inherent in a loan portfolio with an increased amount of these loans. Our management determined that the loss factors applied to commercial real estate, commercial and consumer loans should be increased. Further, our management determined that an overall loan loss allowance should continue to be maintained at a level that management believes to be consistent with that of other comparable institutions. As a result, management maintained the loan loss allowance at a level of $11.1 million, or 1.33% of total loans, at December 31, 2002.

    Possible Future Adjustments to Loan Loss Allowance. No assurances can be given that Citizens First's level of allowance for loan losses will be sufficient to cover future loan losses incurred by Citizens First or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses or if historical trends change. Nevertheless, management believes that, based on information currently available, Citizens First's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. In addition, it is uncertain whether various regulatory agencies, as an integral part of their examination process and in reviewing Citizens First's loan portfolio, will request that Citizens First increase its allowance for loan losses. Citizens First believes, however, that it has established its existing loan loss allowance in conformity with generally accepted accounting principles. These agencies could, nevertheless, require Citizens First to provide additions to the allowance for loan losses based upon judgments of the agencies that are different from the judgments of management. Additional information about Citizens First's allowance for loan losses can be found in Note 1 to the Company's Consolidated Financial Statements and in the section captioned "Critical Accounting Policies" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Historical Analysis of Loan Loss Allowance. The following table presents an analysis of Citizens First's allowance for loan losses over the last five years:

                                                           For the Nine  For the Nine
                                                           Months Ended  Months Ended               Year Ended
                                                           -------------------------------------------------------------------------
                                                           December 31,  December 31,               March 31,
                                                               2002          2001          2002        2001       2000        1999
                                                               ----          ----          ----        ----       ----        ----
                                                                                   (Dollars in thousands)
Allowance for loan losses, beginning of year               $ 11,020     $ 10,831     $ 10,831     $ 10,461     $ 11,161     $ 7,527
Charged-off loans:
   Real estate                                                  (56)         (12)         (12)          (5)          (5)          -
   Consumer                                                    (499)        (568)        (870)        (342)        (230)        (50)
   Commercial                                                  (548)           -         (291)        (142)                    (117)
                                                                        --------     --------     --------     --------      ------
      Total charged-off loans                                (1,103)        (580)      (1,173)        (489)        (235)       (167)
Recoveries on loans previously charged off:
   Real estate                                                    1            -            -            -            6           -
   Consumer                                                     242          123          263           23           12           1
   Commercial                                                    29          103          103           56            -           -
                                                           --------     --------     --------     --------     --------      ------
      Total recoveries                                          272          226          366           79           18           1
                                                           --------     --------     --------     --------     --------      ------
Net loans charged-off                                          (831)        (354)        (807)        (410)         217)       (166)
Provision for loan losses                                       892          747          996          780         (483)      3,800
                                                           --------     --------     --------     --------     --------     -------
Allowance for loan losses, end of period                   $ 11,081     $ 11,224     $ 11,020     $ 10,831     $ 10,461     $11,161
                                                           ========     ========     ========     ========     ========     =======
Net loans charged-off to average interest-earning
  loans                                                        0.10%        0.05%        0.11%        0.06%        0.04%       0.03%
Allowance for loan losses to total loans                       1.33%        1.53%        1.47%        1.58%        1.80%       1.85%
Allowance for loan losses to nonperforming loans             459.03%      555.09%      614.61%      598.40%      839.57%   1,281.78%
Net loans charged-off to allowance for loan losses             7.50%        3.15%        7.32%        3.79%        2.07%       1.49%
Recoveries to charge-offs                                     24.66%       38.97%       31.20%       16.16%        7.66%       0.60%

    The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Our management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

                                             At December 31,                          At March 31,
                                                  2002                                     2002
                                    -------------------------------------    ---------------------------------
                                                  % of         Percent                    % of       Percent
                                                Allowance     of Loans                  Allowance   of Loans
                                                 in each       in Each                   in each     in Each
                                                Category      Category                  Category    Category
                                                to Total      to Total                  to Total    to Total
                                    Amount      Allowance       Loans        Amount     Allowance     Loans
                                    ------      ---------       -----        ------     ---------     -----
                                                            (Dollars in thousands)

Real estate                          $ 5,286       47.70%        82.82%      $ 4,980      45.19%      84.12%
Consumer                               4,205       37.94%         9.93%        4,130      37.48%      10.25%
Commercial                             1,020        9.20%         7.25%        1,096       9.95%       5.63%
Unallocated                              571        5.15%         -              814       7.39%       -
                                     -------      ------        ------       -------     ------      ------
   Total allowance for loan losses   $11,082      100.00%       100.00%      $11,020     100.00%     100.00%
                                     =======      ======        ======       =======     ======      ======

                                               At March 31,                           At March 31,
                                                   2001                                     2000
                                    -------------------------------------    ---------------------------------
                                                  % of         Percent                    % of       Percent
                                                Allowance     of Loans                  Allowance   of Loans
                                                 in each       in Each                   in each     in Each
                                                Category      Category                  Category    Category
                                                to Total      to Total                  to Total    to Total
                                    Amount      Allowance       Loans        Amount     Allowance     Loans
                                    ------      ---------       -----        ------     ---------     -----
                                                            (Dollars in thousands)
Real estate                         $ 5,425       50.09%        86.78%      $ 5,717      54.65%      87.29%
Consumer                              4,082       37.69%         9.90%        3,120      29.83%       9.47%
Commercial                              845        7.80%         3.32%          784       7.49%       3.24%
Unallocated                             479        4.42%             -          840       8.03%           -
                                    -------      ------        -------      -------     -------     -------
   Total allowance for loan losses  $10,831      100.00%       100.00%      $10,461     100.00%     100.00%
                                    =======      =======       =======      =======     =======     =======

                                               At March 31,
                                                  1999
                                  ----------------------------------------
                                                  % of         Percent
                                                Allowance     of Loans
                                                 in each       in Each
                                                Category      Category
                                                to Total      to Total
                                    Amount      Allowance       Loans
                                    ------      ---------       -----
                                           (Dollars in thousands)

Real estate                           $ 6,440      57.70%       93.36%
Consumer                                1,853      16.60%        3.88%
Commercial                                720       6.45%        2.76%
Unallocated                             2,148      19.25%        -
                                      -------     ------       ------
   Total allowance for loan losses    $11,161     100.00%      100.00%
                                      =======     ======       ======



SECURITIES INVESTMENT ACTIVITIES

    Under Michigan law and regulation, Citizens First has authority to purchase a wide range of investment securities. Under federal banking law, however, financial institutions such as

Citizens First generally may not invest in investment securities that are not permissible for investment by a national bank.

    Citizens First's Board of Directors has the overall responsibility for Citizens First's investment portfolio. The Board of Directors has authorized the Investment Committee of the Board of Directors to execute the investment policy, which is described below, as prescribed by the Board of Directors. The Board of Directors also receives a monthly portfolio report. The Investment Committee is authorized to delegate investment and compliance duties to an investment consultant and/or Investment Manager. The Investment Manager is authorized to make investment decisions consistent with Citizens First's investment policy and the recommendations of Citizens First's Investment Committee and is primarily responsible for daily investment activities.

    The primary objectives of Citizens First's investment portfolio are to provide the liquidity necessary to meet Citizens First's day-to-day, cyclical and long-term requirements for funds, to invest funds not currently needed to fulfill loan demands and to provide a flow of dependable earnings with minimum risk associated with potential changes in interest rates or from the concentration of investments in a particular issuer or sector. Investment decisions are based upon Citizens First's cash and borrowed funds position; the quality, maturity, stability and earnings of loans; the nature and stability of deposits; and Citizens First's excess capital.

    Under Citizens First's current investment policy, its investment portfolio should be composed of investments in marketable obligations in the form of bonds, notes or debentures, which are generally salable under ordinary circumstances with reasonable promptness at fair value. Citizens First's investment policy generally prohibits, among other things, investing in the equity securities (as opposed to debt securities) of any corporation or in securities that are convertible into equity securities at the option of the corporation. Debt securities authorized for investment by the investment policy include U.S. Treasury securities, government agency securities, corporate debt securities, municipal securities, certificates of deposit, bankers acceptances, demand obligations, repurchase agreements and commercial paper.

    Our investment policy generally provides that all bonds, when purchased, must be of investment grade, as determined by at least one nationally recognized securities rating organization, and must generally carry a rating of "A/Mig2" or better or the equivalent or "A1/P1" for commercial paper when purchased. Citizens First's investment policy limits investments in non-U.S. Treasury securities to no more than five percent of the value of Citizens First's investment portfolio in any one issue or class and ten percent of the value of the investment portfolio in any one issuer. Also, the total amount of investment securities of any one issuer may not exceed twenty percent of the total of Citizens First's capital, surplus, and subordinated notes and debentures. Citizens First's investment policy is subject to change as determined appropriate by its Board of Directors.

    Generally accepted accounting principles require that securities be categorized as either "held to maturity," "trading securities" or "available for sale," based on management's intention regarding ultimate disposition of each security. Debt securities may be classified as "held to maturity" and reported in financial statements at amortized cost only if management has the intention and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on these securities would be included in current earnings. Citizens First does not currently use or maintain a trading securities account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Citizens First currently classifies all of its securities as available for sale.

    At December 31, 2002, Citizens First did not own any securities that had an aggregate book value in excess of 10% of Citizens First's stockholders' equity at that date, other than U.S. Government and Agency securities.

    The following table sets forth certain information regarding the amortized cost and fair value of Citizens First's securities at the dates indicated.

                                                          At December 31,                        At March 31,
                                                             2002                       2002                       2001
                                                 -------------------------------------------------------------------------------
                                                 Amortized        Fair      Amortized       Fair       Amortized        Fair
                                                    Cost         Value         Cost         Value         Cost          Value
                                                    ----         -----         ----         -----         ----          -----
                                                                            (Dollars in thousands)
Debt securities available-for-sale:
   Obligations of U.S. Treasury and
   U.S. government agencies                      $ 10,389      $ 10,775      $ 19,586      $ 20,388      $ 39,818      $ 40,898
   Obligations of state and political
      subdivisions                                 14,149        15,049        14,056        14,568        10,804        11,339
   Corporate Securities                            65,223        64,720        74,126        73,874        43,326        43,816
   Mortgaged-backed Securities                      5,131         5,163         4,878         4,932             -             -
                                                 --------      --------      --------      --------      --------      --------
      Total                                        94,892        95,707       112,646       113,762        93,948        96,053
                                                 --------      --------      --------      --------      --------      --------
Equity securities available-for-sale:
   Federal Home Loan Mortgage
      Corporation Preferred Stock                   5,002         4,675         5,002         4,785             -             -
                                                 --------      --------      --------      --------      --------      --------
   Total equity securities
        available-for-sale                          5,002         4,675         5,002         4,785             -             -
                                                 --------      --------      --------      --------      --------      --------
      Total debt and equity securities           $ 99,894      $100,382      $117,648      $118,547      $ 93,948      $ 96,053
                                                 ========      ========      ========      ========      ========      ========

    The following table sets forth Citizens First's activities relating to investment securities for the periods indicated:

                                                         For the Nine
                                                         Months Ended     For the Year Ended
                                                         -----------------------------------
                                                        December 31,         March 31,
                                                            2002         2002        2001
                                                            ----         ----        ----
                                                               (Dollars in thousands)
SECURITIES:
   Securities, beginning of period                        $ 118,547    $  96,053    $ 94,288
   Purchases                                                 12,070      128,623      48,506
   Sales                                                     (6,855)     (35,040)    (15,516)
   Maturities                                               (22,744)     (70,290)    (33,858)
   Increase (decrease) in net premium                          (225)         407         286
   Increase (decrease) in unrealized gain                      (411)      (1,206)      2,347
                                                          ---------    ---------    --------
   Net increase (decrease) in investment securities         (18,165)      22,494       1,765
                                                          ---------    ---------    --------

   Securities, end of period                              $ 100,382    $ 118,547    $ 96,053
                                                          =========    =========    ========

    The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's investment securities and mortgage-related securities at December 31, 2002:

                                                                                  At December 31, 2002
                                                       ------------------------------------------------------------------------
                                                                                   More than One Year     More than Five Years
                                                         One Year or Less to        to Five Years to         to Ten Years to
                                                              Maturity                  Maturity                Maturity
                                                       ------------------------------------------------------------------------
                                                                     Weighted                 Weighted                Weighted
                                                       Carrying       Average     Carrying     Average    Carrying     Average
                                                         Value         Yield        Value       Yield       Value       Yield
                                                         -----         -----        -----       -----       -----       -----
Available-for-sale securities:
   Municipal securities (1)                             $ 1,047         3.22%      $ 7,126      4.22%      $ 6,742      5.18%
   Obligations of the U.S.
      Treasury and government agencies and corporation   17,746         7.09%       43,892      4.98%        5,014      4.16%
      Other investments                                     -                                     -            -          -
      Mortgaged-backed securities                           -             -            -          -            -          -
                                                        -------                    -------                 -------
      Equity securities                                     -             -            -          -            -          -
         Total securities at fair value                 $18,793         6.87%      $51,018      4.87%      $11,756      4.74%
                                                        =======                    =======                 =======
                                                                                   At December 31, 2002
                                                       -------------------------------------------------------------------------

                                                        More than Ten Years to
                                                              Maturity          Mortgage-Backed      Equity            Total
                                                       ----------------------------------------------------------------------------
                                                                  Weighted               Weighted                          Weighted
                                                       Carrying    Average    Carrying    Average   Carrying    Carrying    Average
                                                         Value      Yield      Value       Yield      Value       Value      Yield
                                                         -----      -----      -----       -----      -----       -----      -----
Available-for-sale securities:
   Municipal securities (1)                             $   134      5.30%    $   -          -        $   -     $ 15,049     4.63%
   Obligations of the U.S.
      Treasury and government agencies and corporation    8,843      6.72%        -          -            -       75,495     5.62%
      Other investments                                     -                     -          -            -          -
      Mortgaged-backed securities                           -           -       5,163      3.91%          -        5,163     3.91%
      Equity securities                                     -           -         -          -          4,675      4,675       -
                                                        -------               -------                 -------   --------
         Total securities at fair value                 $ 8,977      6.70%    $ 5,163      3.91%      $ 4,675   $100,382     5.37%
                                                        =======               =======                 =======   ========

------------
(1) Weighted average yield data for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

    GENERAL. Deposits are the major external source of funds for Citizens First's lending and other investment activities. In addition, Citizens First generates funds internally from loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities, cash on hand and cash on deposit. Scheduled loan repayments are a relatively stable source of funds. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, and mortgage loan originations and sales are greatly influenced by general interest rates, economic conditions and competition. Citizens First may use borrowings from the Federal Home Loan Bank of Indianapolis to compensate for any reductions in the availability of funds from other sources. Currently, Citizens First has no other borrowing arrangements aside from the Federal Home Loan Bank.

    DEPOSIT ACCOUNTS. Nearly all of Citizens First's depositors reside in Michigan. Citizens First offers a wide variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of Citizens First's certificate of deposit accounts range from seven days to six years. Deposit account terms vary primarily based on minimum deposit balance, early withdrawal penalties, limits on the number of transactions and the interest rate. Citizens First reviews its deposit mix monthly and its pricing terms weekly.

    In October 1999, Citizens First began offering a wide range of commercial deposit products and checking accounts to cities, towns and municipal school districts located within Citizens First's primary market area. At December 31, 2002, Citizens First had depository arrangements with approximately 43 municipalities. At December 31, 2002, these entities accounted for approximately $14.1 million, or 5.2%, of Citizens First's certificates of deposit and $35.1 million, or 17.4%, of Citizens First's money market accounts. Municipal and governmental depository arrangements generally are more sensitive to interest rate changes than other consumer deposit accounts and are typically subject to competitive bidding processes. Additionally, the balance of these deposit accounts tends to fluctuate more than consumer deposit accounts because of the budgeting and tax collection timing of each particular municipal entity. Accordingly, municipal deposits tend to be more volatile than consumer deposits, and there is no assurance that Citizens First will be able to maintain its current levels of municipal accounts in future periods.

    Citizens First believes it is competitive in the interest rates it offers on its commercial deposit account products. Citizens First determines the rates paid based on a number of factors, including rates paid by competitors, Citizens First's need for funds and cost of funds, borrowing costs and movements of market interest rates. Citizens First does not utilize brokers to obtain deposits and at December 31, 2002 had no brokered deposits.

    The following table presents the deposit activity of Citizens First for the periods indicated:

                                              For the Nine
                                              Months Ended      For the Year Ended
                                             ----------------------------------------
                                              December 31,          March 31,
                                                  2002          2002          2001
                                                  ----          ----          ----
                                                      (Dollars in Thousands)
Beginning balance                              $  634,014    $  581,281   $   601,008
Increase (decrease) before interest credited       24,644        30,175       (47,184)
Interest credited                                  13,172        22,558        27,457
                                               ----------    ----------   -----------
Net (decrease) increase                            37,816        52,733       (19,727)
                                               ----------    ----------   -----------
Ending balance                                 $  671,830    $  634,014   $   581,281
                                               ==========    ==========   ===========

    At December 31, 2002, Citizens First had $67.1 million in certificates of deposit outstanding in amounts of $100,000 or more maturing as follows:

                                             Weighted
                                              Average
     Maturity Period            Amount     Interest Rate
     ---------------            ------     -------------
                                 (Dollars in thousands)
Three months or less           $ 28,450        3.20%
Over 3 through 6 months           3,522        2.57%
Over 6 through 12 months          4,510        2.67%
Over 12 months                   30,666        5.14%
                               --------
   Total                       $ 67,148

    The following table presents information regarding certificates of deposit outstanding at December 31, 2002 and at March 31, 2002 and March 31, 2001, including information by various interest rate categories and the periods to maturity of the certificates of deposit outstanding at December 31, 2002:

                                            Period to Maturity from December 31, 2002                    March 31,
                                   ------------------------------------------------------------------------------------
                                     Less          One         Two         Over       Total at
                                   than One      to Two      to Three      Three    December 31,
                                     Year         Years       Years        Years        2002         2002         2001
                                     ----         -----       -----        -----        ----         ----         ----
CERTIFICATES OF DEPOSIT:
   0 to 2.00%                       $73,609        $410          $31          $-       $74,050     $71,058         $320
   2.01 to 4.00%                     31,566      22,666        4,197       5,404        63,833      62,810       17,429
   4.01 to 5.00%                      6,172       6,011       12,035      27,623        51,841      43,524       32,657
   5.01 to 6.00%                     22,640       5,853        2,913      11,757        43,163      39,451       86,054
   6.01 to 7.00%                      9,197      13,545        7,266       6,283        36,291      64,491      169,932
   7.01 to 8.00%                         84       1,530          941         119         2,674       7,976        8,416
   Over 8.00%                             -           -            -           -             -           -            -
                                   --------     -------      -------     -------      --------    --------     --------
      Total certificate accounts   $143,268     $50,015      $27,383     $51,186      $271,852    $289,310     $314,808
                                   ========     =======      =======     =======      ========    ========     ========

    BORROWINGS. Citizens First can use advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank by providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Indianapolis, Citizens First is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Indianapolis and is authorized to apply for advances as long as certain creditworthiness standards have been met. For more information, see the section captioned "Federal Home Loan Bank System" under the heading "Regulation and Supervision" below. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to Citizens First under several different credit programs of the Federal Home Loan Bank of Indianapolis. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2002, Citizens First had the ability to borrow a total of approximately $223.0 million from the Federal Home Loan Bank of Indianapolis, of which $173 million was borrowed at such date.

    The following table presents certain information regarding Citizens First's borrowed funds at or for the periods ended on the dates indicated:

                                                                            For the Nine
                                                                            Months Ended         Year Ended
                                                                           --------------------------------------
                                                                            December 31,         March 31,
                                                                                2002          2002        2001
                                                                                ----          ----        ----
Federal Home Loan Bank advances:
  Average balance outstanding                                                $  164,199   $  130,645   $  90,345
  Maximum amount outstanding at any month-end during the period                 178,568      155,093     115,004
  Balance outstanding at end of period                                          173,003      151,415     114,931
  Weighted average interest rate during the period                                5.65%        6.23%       6.34%
  Weighted average interest rate at end of period                                 5.36%        5.79%       6.35%

TRUST SERVICES

    Citizens First maintains its Asset Management and Trust Department, established in 1999, which provides trust and investment services to individuals, partnerships, corporations and institutions. The Asset Management and Trust Department also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Trust Department allows the Bank to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Citizens First's operating strategy, Citizens First will continue to emphasize the growth of its trust service operations in order to grow its assets and to increase fee-based income. Citizens First has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest and maintaining impartiality. At December 31, 2002, the Trust Department managed 262 accounts with aggregate assets of $143.4 million, of which the largest relationship totaled $78.0 million, or 54.0% of the trust department's total assets.

SUBSIDIARIES

         Citizens First owns 99%, and the Company owns 1%, of the membership interests of Citizens First Mortgage, LLC, which was established in 2002. Citizens First currently conducts its residential mortgage lending activity through Citizens First Mortgage, LLC. Citizens Financial Services, Inc., formerly 525 Riverside Corporation, was established in 1974 as a Michigan-chartered service corporation, and is wholly-owned by Citizens First. Citizens Financial Services owns 50% of the membership interests of CFS Title Insurance Agency, LLC. CFS Title Insurance Agency, a Michigan limited liability company, was established in 1998 as a joint venture between Citizens First and Lawyers Title Insurance Agency, a Virginia corporation, to provide title insurance for customers of Citizens First. Citizens Financial Services may also in the future offer other personal insurance products through an affiliation arrangement with a third party insurance agency. In addition, the Bank owns 100% of CFS Insurance Agency, Inc., d/b/a CFS Financial Services, Inc., which offers mutual funds and insurance products such as annuities.

PERSONNEL

    As of December 31, 2002, Citizens First had 227 full-time employees and 32 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

ADDITIONAL FINANCIAL INFORMATION

    Although this description of the business of Citizens First and the Bancorp includes some specific financial information, more detailed financial information can be found elsewhere in this Report. For the Company's Consolidated Financial Statements, see Item 8. For "Management's Discussion and Analysis of Financial Condition and Results of Operations," see Item 7. Among other things, Item 7 also includes a table showing "average" balance sheets for the Company for the nine months ended December 31, 2002 and the nine months ended December 31, 2001. This table shows, for those periods, the average balances of interest-earning assets and interest-bearing liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and the total dollar amount of interest expense from average interest-earning liabilities and the resulting average yields and costs. In addition, Item 7 contains a table captioned "Rate/Volume Analysis." This table shows the effect on the Company's interest income and interest expense of changes in interest rates and changes in the volumes of interest-earning assets and the volumes of interest-bearing liabilities during the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001 and during the year ended March 31, 2002 compared to the year ended March 31, 2001. In addition, see Item 6 for "Selected Financial Data" of the Company.

REGULATION AND SUPERVISION

GENERAL

    As a savings and loan holding company, Citizens First Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Citizens First is a Michigan-chartered state savings bank and a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings

Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Commissioner of the Michigan Office of Financial and Insurance Services and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Citizens First's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, which include policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Michigan Office of Financial and Insurance Services or the U.S. Congress, could have a material adverse impact on Citizens First Bancorp, Citizens First and their operations. Certain regulatory requirements applicable to Citizens First and to Citizens First Bancorp are referred to below or elsewhere in this Form 10-K. The description of statutory provisions and regulations applicable to savings institutions and their holding companies included in this Form 10-K does not purport to be a complete description of these statutes and regulations and their effects on Citizens First and Citizens First Bancorp.

MICHIGAN BANK REGULATION

         Michigan savings banks are regulated and supervised by the Commissioner of the Michigan Office of Financial and Insurance Services. Michigan-chartered savings banks are subject to an examination, not less than once every 18 months, by the Michigan Commissioner either with or without notice. The approval of the Michigan Commissioner is required for certain activities such as for a savings bank to merge with another institution, to reorganize or to undertake other specified activities.

         Certain powers that Michigan-chartered savings banks can exercise under the law are summarized below.

         BUSINESS ACTIVITIES. The activities of state savings banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage. To qualify as a Michigan savings bank, Citizens First must meet an asset test, which requires that during 9 of the 12 preceding months, at least 50% of its total assets must have consisted of specified assets, primarily housing loans, mortgage-backed securities, loans for religious, health and nursing home facilities, consumer loans, liquid assets and government obligations. An institution that fails the asset test must notify the Commissioner and may requalify by meeting the test, but it if fails to requalify within the time prescribed by the Commissioner, it must convert to a different charter or liquidate within the time prescribed by the Commissioner. If it does not do so, the Commissioner may appoint a conservator or seek the appointment of a receiver. As of December 31, 2002, Citizens First met the asset test for a Michigan savings bank. Under federal law, Citizens First must also meet the qualified thrift lender test discussed below.

         LOANS TO ONE BORROWER. Michigan law provides that a stock savings bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the bank's board of directors is granted. If the Michigan Commissioner determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2002, Citizens First did not have any loans with one borrower that exceeded its regulatory limit. A number of loans are exempted from these limitations. They include, among others, certain loans on commercial paper, loans to financial institutions and loans secured by bonds, notes and certificates of indebtedness of the United States. For more information, see the section captioned "Loans to One Borrower" under the heading "Lending Activities" above.

         DIVIDENDS. Dividends may be paid out of a Michigan savings bank's net income on hand after deducting all bad debts. A Michigan savings bank may only pay dividends on its common stock if the savings bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus. With the approval of the Michigan Commissioner and by a vote of shareholders owning two-thirds of the stock entitled to vote, a savings bank may increase its capital stock by declaring a stock dividend on the capital stock. A savings bank may pay dividends on its preferred stock without limitation on the rates. Federal law may also affect the ability of a Michigan savings bank to pay dividends.

         BRANCHING ACTIVITIES. Michigan savings banks, such as Citizens First, have the authority under Michigan law to establish branches anywhere in the State of Michigan, as well as in any other U.S. state or foreign country, subject to receipt of all required regulatory approvals (including the approval of the Michigan Commissioner and the Federal Deposit Insurance Corporation).

         COMMISSIONER ASSESSMENTS. Michigan savings banks are required to pay supervisory fees to the Michigan Commissioner to fund the operations of the Michigan Commissioner. The amount of supervisory fees paid by a bank is based upon a formula involving the bank's total assets, as reported to the Michigan Commissioner. The assessments paid by Citizens First for the twelve months ended December 31, 2002 totaled $69,842.89.

         ENFORCEMENT. Under Michigan law, the Michigan Commissioner has broad enforcement authority over state chartered banks and, under certain circumstances, affiliated parties insiders, and agents. If a Michigan savings bank does not operate in accordance with the regulations, policies and directives of the Michigan Commissioner or is engaging, has engaged or is about to engage in an unsafe or unsound practice in conducting the business of the bank, the Michigan Commissioner may issue and serve upon the bank a notice of charges with respect to the practice or violation. The Michigan Commissioner's enforcement authority includes: cease and desist orders, receivership, conservatorship, removal and suspension of officers and directors, assessment of monetary penalties, emergency closures, liquidation and the power to issue orders and declaratory rulings to enforce the Savings Bank Act provisions.

FEDERAL REGULATION

         CAPITAL REQUIREMENTS. Under Federal Deposit Insurance Corporation regulations, federally-insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as Citizens First, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation not to be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is principally composed of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

         Citizens First must also comply with the Federal Deposit Insurance Corporation risk-based capital guidelines. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans fully secured by one-to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weight of 100%.

         State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, the principal elements of which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments such as subordinated debt.

         The Federal Deposit Insurance Corporation has adopted a regulation providing that it will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. For more information about interest rate risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

         PROMPT CORRECTIVE REGULATORY ACTION. Federal law requires, among other things, that federal banking authorities take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a total risk-based capital ratio of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating that is not experiencing significant growth) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Federal Deposit Insurance Corporation is required to appoint itself sole receiver or conservator for an institution that is "critically undercapitalized." A capital restoration plan must be filed with the Federal Deposit Insurance Corporation within 45 days of the date an institution is on notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Federal Deposit Insurance Corporation could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         As of December 31, 2002 and March 31, 2002, the most recent notification from the Company's and the Bank's regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

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

         INSURANCE OF DEPOSIT ACCOUNTS. Citizens First is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. Beginning January 1, 2000, these assessments were shared by the Savings Association Insurance Fund and the Bank Insurance Fund members. During the fourth quarter of 2002, these assessments were 1.70 basis points, and during the first quarter of 2003, 1.68 basis points of assessable deposits.

         The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Citizens First and Citizens First Bancorp. Management cannot predict what insurance assessment rates will be in the future.

         TRANSACTIONS WITH RELATED PARTIES. Citizens First's authority to engage in transactions with an "affiliate" (generally, any company that controls or is under common control with an institution, including Citizens First Bancorp and its non-savings institution subsidiaries) is limited by federal law. Federal law places quantitative restrictions on these transactions and imposes specified collateral requirements for certain transactions. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

         Citizens First's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Among other restrictions, these loans are generally required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of failure to make required repayment. The Sarbanes-Oxley Act of 2002, however, prohibits Citizens First Bancorp from extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof), except for extensions of credit made, maintained, arranged or renewed by the Bank that are subject to the federal law restrictions discussed above.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

         MERGERS. Citizens First may engage in mergers or consolidations with other depository institutions, subject to filing certain notices with officials of the State of Michigan and receiving approval from the appropriate federal banking agency. When reviewing a proposed merger, the federal banking regulators consider numerous factors, including the effect on competition, the financial and managerial resources and future prospects of existing and proposed institutions, the effectiveness of FDIC-insured institutions involved in the merger in addressing money laundering activities and the convenience and needs of the community to be served, including performance under the Community Reinvestment Act. All financial institutions are subject to federal statutory and regulatory provisions intended to address money laundering, including international money laundering. Under the Community Reinvestment Act and regulations implementing the Act, every FDIC-insured institution is obligated to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with safe and sound operation of the institution, and is examined and rated on its performance. An unsatisfactory rating can be the basis for denial of an application for a merger or branch. Citizens First received a "satisfactory" rating in its most recent Community Reinvestment Act evaluation by the FDIC.


         INTERSTATE BRANCHING. Beginning June 1, 1997, federal law permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The law also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Michigan did not "opt out" of the provisions of the Interstate Banking Act. Accordingly, beginning June 1, 1997, a Michigan savings bank, such as Citizens First, could acquire an institution by merger in a state other than Michigan unless the other state had opted out. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

         FEDERAL ENFORCEMENT. The Federal Deposit Insurance Corporation has primary federal enforcement responsibility over state non-member banks, such as Citizens First, and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

FEDERAL HOME LOAN BANK SYSTEM

         Citizens First is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Citizens First, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Citizens First was in compliance with this requirement as its investment in Federal Home Loan Bank stock at December 31, 2002 was $9.2 million.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against net transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%, and for accounts aggregating greater than $42.1 million, the reserve requirement is $1.083 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of transaction accounts (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Citizens First complies with the foregoing requirements.


HOLDING COMPANY REGULATION

         Federal law allows a state savings bank that qualifies as a "Qualified Thrift Lender," discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act. Such election allows its holding company to be regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. Citizens First has made such an election, and Citizens First Bancorp is regulated as a savings and loan holding company within the meaning of the Home Owners' Loan Act. As a result, Citizens First Bancorp is registered with the Office of Thrift Supervision and has adhered to the Office of Thrift Supervision's regulations, reporting requirements and examination and enforcement authority. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

         Citizens First Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Unitary savings and loan holding companies not existing or applied for before May 4, 1999, such as Citizens First Bancorp, are restricted to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for financial holding companies and certain additional activities authorized by Office of Thrift Supervision regulations. A company such as Citizens First Bancorp is not permitted to invest in more than 5% of the voting shares of any company that is engaged in any activity other than specified activities permissible for savings and loan holding companies.

         A savings and loan holding company is also prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the holding company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, competitive factors and the convenience and needs of the community, including performance under the Community Reinvestment Act. An unsatisfactory rating of a savings institution can be the basis for denial of a holding company application.

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

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary institutions as previously described. Citizens First must notify the Office of Thrift Supervision 30 days before declaring any dividend to Citizens First Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

         QTL TEST. In order for Citizens First Bancorp to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), Citizens First must qualify as a qualified thrift lender. To be a qualified thrift lender, Citizens First must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, Citizens First met the qualified thrift lender test.

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

         Under certain circumstances, a similar filing may be necessary with the Federal Deposit Insurance Corporation prior to the acquisition of control of Citizens First. If the acquiror of an interest in Citizens First Bancorp or Citizens First is a bank holding company, the acquisition may be subject to the jurisdiction of the Federal Reserve Board under the Bank Holding Company Act.

         REGULATORY AND LEGISLATIVE CHANGE. Citizens First and Citizens First Bancorp are extensively regulated and supervised. Regulations, which affect Citizens First on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the State of Michigan, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material impact on Citizens First Bancorp, Citizens First or their operations.

FEDERAL SECURITIES LAWS

         The Company's common stock is registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Securities Act and the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for changes to the reporting, accounting, corporate governance and business practices of companies, as well as financial and other professionals who have involvement with the U.S. public markets. Although the Company anticipates that it will incur additional expenses in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's results of operations or financial condition.

FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

         GENERAL. Citizens First Bancorp and Citizens First report their income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to Citizens First Bancorp and Citizens First in the same manner as to other corporations with some exceptions, including, in particular, Citizens First's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax laws, regulations and rules applicable to Citizens First or Citizens First Bancorp. Citizens First's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1996. For its 2002 tax year, Citizens First's maximum federal income tax rate was 35%.

    BAD DEBT RESERVES. For fiscal years beginning before December 31, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, which were generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. Citizens First's reserve for nonqualifying loans was computed using the experience method.

    Federal legislation enacted in 1996 prohibited the use of reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995. Under this legislation, savings institutions also were required to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $6.6 million of Citizens First's accumulated bad debt reserves would not be recaptured as taxable income unless Citizens First makes a "non-dividend distribution" to Citizens First Bancorp as described below.

    DISTRIBUTIONS. If Citizens First makes "non-dividend distributions" to Citizens First Bancorp, they will be considered to have been made from Citizens First's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1988, to the extent of the "non-dividend distributions," and then from Citizens First's supplemental reserve for losses on loans, to the extent of those reserves. An amount based on the amount distributed, but not more than the amount of those reserves, will be included in Citizens First's taxable income. Non-dividend distributions include distributions in excess of Citizens First's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Citizens First's current or accumulated earnings and profits will not be so included in Citizens First's taxable income.

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

STATE TAXATION

    The State of Michigan imposes a Single Business Tax (the "SBT"), which is an annual value-added tax imposed on the privilege of doing business in the State. Banks with business activity in Michigan are subject to the tax. Most organizations exempt from federal income tax, however, are also exempt from the SBT. The major components of the SBT are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income. For tax years beginning before 2000, the SBT base is decreased by the cost of depreciable tangible assets acquired during the year. For tax years beginning after 1999, an investment tax credit may be claimed for the acquisition of depreciable tangible assets. Effective January 1, 1999, the SBT rate is 2.2% and will be phased out during a 23-year period.

DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax, but it is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. PROPERTIES

    Citizens First currently conducts its business through its main office located in Port Huron, Michigan, and fourteen other full-service banking offices located in St. Clair, Sanilac, Huron and Lapeer Counties, Michigan, all of which it owns. All full-service offices, except for the Sandusky Branch, have ATM facilities. All full-service offices have drive-through facilities. Citizens First also owns a drive-up banking center and a separate office for its trust and financial services operations, which are both located at its main offices in Port Huron. Citizens First currently leases property in Lapeer, Michigan for use as its loan production office. The lease on the property expires in November, 2003, at which point Citizens First has the option to renew for three additional one-year periods. Citizens First also owns and operates ATM machines at seven other locations located in St. Clair, Sanilac, Macomb, and Lapeer Counties, Michigan. The spaces for the ATM machines are leased from independent unaffiliated third parties on a year to year basis. The Company owns a parcel of vacant land located in northern St. Clair County, Michigan, which was purchased in November, 2002. Management believes that the facilities and properties it owns and leases are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. Certain information concerning the properties of the Bank is set forth below.

                                                                Net Book Value
                                   Original                      of Property
                                  Year Leased                   or Leasehold
                                      or                       Improvements at
         Location                  Acquired                   December 31, 2002
         --------                  --------                   -----------------
                                               (Dollars in thousands)
                                               ----------------------
MAIN/EXECUTIVE OFFICE:
525 Water Street
Port Huron, Michigan 48060           1978                           1,748

BRANCH OFFICES:
1527 Hancock
Port Huron, Michigan 48060           1971                             117

48 S. Elk Street
Sandusky, Michigan 48471             1972                              61

123 N. Port Crescent
Bad Axe, Michigan 48413              1973                              84

270 Clinton Avenue
St. Clair, Michigan 48079            1974                             100

301 Summer Street
Algonac, Michigan 48001              1975                             108

380 N. Cedar Street
Imlay City, Michigan 48444           1975                              73

2015 Gratiot Boulevard
Marysville, Michigan 48040           1976                           1,285

3136 Lapeer Road
Port Huron, Michigan 48060           1976                             320

37 N. Howard
Croswell, Michigan 48422             1980                              43

204 S. Huron
Harbor Beach, Michigan               1980                              48
48441

210 S. Parker
Marine City, Michigan 48039          1987                             177

807 S. Main Street
Lapeer, Michigan 48446               1993                             272

4778 24th Avenue
Fort Gratiot, Michigan               1998                           1,019
48059

5536 Main Street
Lexington, Michigan 48450            2002                             372

OTHER PROPERTIES:

550 Water Street
Port Huron, Michigan 48060 (1)       1986                              42


555 Water Street
Port Huron, Michigan 48060 (2)       1998                             504

500 Water Street
Port Huron, Michigan 48060 (3)       2000                             305


Suite 105
624 W. Nepessing Street
Lapeer, Michigan 48446 (4)           2001                               4
          Total                                                $ 6,682.00


(1) The property, which Citizens First owns, consists of a drive-up ATM facility.
(2) The property, which Citizens First owns, houses Citizens First's trust and financial services operations.
(3) The property, which Citizens First owns, consists of a drive-up banking center.
(4) The property, which Citizens First leases, serves as a loan production office.

For additional information about the Company's properties, see Note 5 to the Company's Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    Periodically, there have been various claims and lawsuits involving the Bank, such as claims by the Bank to enforce its liens, condemnation proceedings on properties in which the Bank holds security interests, claims by the Bank involving the making and servicing of loans made by it and other ordinary routine litigation incidental to the Bank's business. The Bank is not a defendant in any of these legal proceedings, and these legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item relating to the market price of and dividends on the Registrant's Common Equity and Related Stockholder Matters appears under "Market For Registrant's Common Equity and Related Stockholder Matters" in the Registrant's 2002 Report to Stockholders and is incorporated herein by reference.

    On June 5, 2002, certain members of our executive management elected to defer bonuses to be awarded to them into restricted stock units convertible into common stock under our Amended and Restated Management Restricted Stock Purchase Plan. Pursuant to this Plan, during 2002, we awarded 9,807.30 restricted stock units to members of our executive management who elected to defer bonuses in the aggregate amount of $149,570. These awards were based on a price of our common stock of $19.06. In addition, for each four full restricted stock units awarded to a participant based on his or her bonus deferred, we also awarded a "corporate match" of one additional restricted stock unit in accordance with the terms of that Plan. Once bonuses are determined with regard to the period ended December 31, 2002, additional awards will be made to members of executive management participating in this Plan in accordance with the terms of this Plan. Each restricted stock unit is convertible into one share of common stock of the Company following the last day of the executive's employment with the Company, subject to accelerated conversion and distribution under certain circumstances and subject to forfeiture of the corporate matching units under certain circumstances. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the Plan are complex and the above is only a summary. The full text of the Plan has been filed as an Exhibit to this Form 10-K and should be consulted for full information.

    On March 28, 2002, Marshall J. Campbell, our Chief Executive Officer, and the Company entered into our Executive Stock Ownership Plan Agreement, pursuant to which Mr. Campbell is entitled to receive deferred compensation units convertible into the Registrant's common stock. Under this Agreement, as subsequently amended and restated, each vested deferred compensation unit is convertible into one share of common stock of the Company upon Mr. Campbell's death, retirement, termination of employment with the Company or the Bank, or if the Agreement is terminated by our Board of Directors on or after the date on which Mr. Campbell's deferred compensation units become vested, which is January 31, 2007 (or earlier upon Mr. Campbell's death, disability or certain changes of control). Pursuant to that Agreement, we awarded 2,642 deferred compensation units to Mr. Campbell, our Chief Executive Officer, with regard to the twelve months ended December 31, 2001. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the Agreement are complex and the above is only a summary. The full text of the Agreement has been filed as an Exhibit to this Form 10-K and should be consulted for full information.

    The Company entered into deferred fee agreements with certain directors of the Company and/or the Bank at various times in 2001, under which these directors elected to defer fees paid to them by the Company and/or the Bank. On November 15, 2001 with regard to the directors of the Bank and November 29, 2001 with regard to the directors of the Company, it was agreed that fees previously deferred by these directors under the agreements and earnings on fees previously deferred would be settled in common stock of the Company, as would future fees deferred under these agreements. (Although a director has the right to change or revoke his or her deferral election, the revocation would be effective only for fees deferred for the period beginning with the calendar year after any such revocation. No director has revoked his or her deferral to date.) Dr. Demashkieh entered into a similar agreement with the Company on April 22, 2002 when he joined the Board. Through December 31, 2002, fees deferred by the directors under these agreements were in the aggregate amount of $145,786.90, and earnings on fees deferred prior to the date restricted stock units became settled in the Company's common stock (i.e., November 15 and 29, 2001), together with dividend equivalents awarded to directors under these agreements through December 31, 2002, were in the aggregate amount of $31,800.42. As of December 31,

2002, an aggregate of 102,318 restricted stock units had been awarded to these directors under the agreements. Upon a director's termination of service with the Board of Directors of the Company and/or the Bank, each restricted stock unit is to be settled on a one-for-one basis in shares of the Company's common stock. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the agreements are complex and the above is only a summary. The full text of a representative director's deferred fee agreement previously was filed as an Exhibit with the Securities and Exchange Commission and is listed as an Exhibit to this Form 10-K and should be consulted for full information.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item appears under "Selected Financial Data" in the Registrant's 2002 Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    The information required by this item appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2002 Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

    The information required by this item appears under the heading "Quantitative and Qualitative Disclosures about Market Risk" in the Registrant's 2002 Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of Citizens First Bancorp, Inc. and Subsidiary, together with the report thereon by Plante & Moran, PLLC, appear at the end of this Form 10-K after the certifications of the Chief Executive Officer and the Chief Financial Officer.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE


    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    The information required by this item relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Section captioned "Proposal 1 -- Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003. Reference is made to the cover page of this Form 10-K and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item relating to executive compensation is incorporated herein by reference to the sections captioned "Executive Compensation" and "Proposal 1 - Election of Directors -- Directors' Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003.

    The information required by this item relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section captioned "Executive Compensation - Equity Compensation Plan Information" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Related Parties" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this transition report, and, based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)  (1)   FINANCIAL STATEMENTS

           -   Independent Auditors' Report
           - Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002
           - Consolidated Statements of Income for the Periods Ended December 31, 2002, March 31, 2002 and March 31, 2001
           - Consolidated Statements of Changes in Equity for the Periods Ended December 31, 2002, March 31, 2002 and March 31, 2001
           - Consolidated Statements of Cash Flows for the Periods Ended December 31, 2002, March 31, 2002 and March 31, 2001
           -   Notes to Consolidated Financial Statements

     (2)   FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)    EXHIBITS

         3.1      Certificate of Incorporation of Citizens First Bancorp, Inc.
                  (1)
         3.2      Bylaws of Citizens First Bancorp, Inc. (1)
         4.0      Specimen Stock Certificate of Citizens First Bancorp, Inc. (1)
         10.1 Form of Citizens First Savings Bank Director's Deferred Fee Agreement (2)
         10.2 Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell (3)
         10.3 Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (4)
         10.4 Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (4)
         10.5 Change in Control Agreement between Citizens First Savings Bank and J. Stephen Armstrong (4)
         10.6     Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan
                  (5)
         10.7 Amended and Restated Executive Stock Ownership Plan Agreement dated March 27, 2003, between Citizens First Bancorp, Inc.
                  and Marshall J. Campbell
         10.8 Amended and Restated Management Restricted Stock Purchase Plan dated as of March 27, 2003 of Citizens First Bancorp, Inc.
         11.0     Statement regarding computation of per share earnings.
         13.0 Selected Portions of Report to Stockholders for the Period Ended December 31, 2002
         21.0     Subsidiaries of Citizens First Bancorp, Inc.
         23.0     Consent of Plante & Moran, PLLC
         99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                           - - - - - - - - - - - - - -
(1) Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement as filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.
(2) Incorporated by reference into this document from the Exhibits to the Form S-1/A, Pre-Effective Amendment to the Registration Statement as filed with the Securities and Exchange Commission on December 19, 2000, Registration No. 333-49234.
(3) Incorporated by reference into this document from the Exhibits to the Form 10-K as filed with the Securities and Exchange Commission for the year ended March 31, 2002.
(4) Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission for the quarter ended June 30, 2001.
(5) Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 10, 2001.

(b) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CITIZENS FIRST BANCORP, INC.

                                    By: /s/ Marshall J. Campbell
                                        ------------------------------
                                    Marshall J. Campbell, President and Chief
                                    Executive Officer (principal executive
                                    officer)
                                    Dated: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By: /s/ Marshall J. Campbell
                                        ------------------------------
                                    Marshall J. Campbell, President and Chief
                                    Executive Officer (principal executive
                                    officer)
                                    Dated: March 27, 2003

                                    By: /s/ Timothy D. Regan
                                        ------------------------------
                                    Timothy D. Regan, Secretary, Treasurer and
                                    Director (principal financial and accounting
                                    officer)
                                    Dated: March 27, 2003

                                    By: /s/ Christopher A. Kellerman
                                        ------------------------------
                                    Christopher A. Kellerman, Director
                                    Dated: March 27, 2003

                                    By: /s/ Dr. Walid Demashkieh
                                        ------------------------------
                                    Dr. Walid Demashkieh, M.D., F.A.C.S.,
                                    Director
                                    Dated: March 27, 2003

                                    By: /s/ Ronald W. Cooley
                                        ------------------------------
                                    Ronald W. Cooley, Director
                                    Dated: March 27, 2003

                                 CERTIFICATIONS

I, Marshall J. Campbell, certify that:

1. I have reviewed this transition report on Form 10-K of Citizens First Bancorp, Inc.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

         c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ Marshall J. Campbell
--------------------------
Marshall J. Campbell, Chief Executive Officer (principal executive officer)

I, Timothy D. Regan, certify that:

1. I have reviewed this transition report on Form 10-K of Citizens First Bancorp, Inc.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

         c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ Timothy D. Regan
---------------------------------------
Timothy D. Regan, Chief Financial Officer (principal financial officer)

FINANCIALS

                Report Letter
                CONSOLIDATED FINANCIAL STATEMENTS
                Balance Sheet
                Statement of Income
                Statement of Changes in Equity
                Statement of Cash Flows
                Notes to Consolidated Financial Statements



INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Citizens First Bancorp, Inc. and Subsidiary
Port Huron, Michigan

We have audited the accompanying consolidated balance sheet of Citizens First Bancorp, Inc. and subsidiary as of December 31,2002 and March 31,2002 and the related consolidated statements of income, changes in equity, and cash flows for the nine months ended December 31,2002 and the years ended March 31,2002 and March 31,2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens First Bancorp, Inc. and subsidiary as of December 31, 2002 and
March 31, 2002 and the consolidated results of their operations and their cash flows for the nine months ended December 31,2002 and the years ended March 31, 2002 and March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
February 14, 2003

CONSOLIDATED BALANCE SHEET
(000S OMITTED, EXCEPT PER SHARE DATA)



                                                                                         DEC. 31, 2002     MARCH 31, 2002
                                                                                         -------------     --------------
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from depository institutions                                                 $    10,893         $   6,971
Interest-bearing deposits in other depository institutions                                     29,463            50,955
                                                                                          -----------         ---------
Total cash and cash equivalents                                                                40,356            57,926

Securities (Note 2)                                                                           100,382           118,547
Federal Home Loan Bank stock - At cost                                                          9,180             7,505
Loans held for sale (Note 3)                                                                    1,557               126
Loans - Net (Note 4)                                                                          819,136           735,564
Accrued interest receivable and other assets (Notes 6, 9 and 10)                               14,584            16,688
Premises and equipment - Net (Note 5)                                                          14,989            10,000
                                                                                          -----------         ---------
Total assets                                                                              $ 1,000,184         $ 946,356
                                                                                          ===========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                                                      $   22,675         $  30,357
  Interest-bearing (Note 7)                                                                   649,155           603,657
                                                                                           ----------         ---------

Total deposits                                                                                671,830           634,014

Federal Home Loan Bank advances (Note 8)                                                      173,003           151,415
Accrued interest and other liabilities (Note 10)                                                7,196             9,487
                                                                                           ----------         ---------

Total liabilities                                                                             852,029           794,916

COMMITMENTS AND CONTINGENCIES (Notes 6, 10, 13 and 15)                                              -                 -

STOCKHOLDER'S EQUITY (Notes 11 and 12)
Preferred stock - $.01 par value; Authorized - 1,000,000 shares -
  No shares issued and outstanding                                                                 -                 -
Common stock - $.01 par value; Authorized - 20,000,000 shares -
  Issued - 9,526,761 shares at December 31, 2002 and March 31, 2002                               95                95
Deferred compensation obligation (Note 10)                                                      1,590                 -
Additional paid-in capital                                                                     92,528            92,210
Retained earnings                                                                              83,044            75,784
Accumulated other comprehensive income                                                            322               593
Treasury stock - At cost (1,023,126 shares and 476,388 shares at
  December 31, 2002 and March 31, 2002, respectively)                                         (18,752)           (7,462)
Treasury stock shares held in rabbi trust at cost (Note 10)                                    (1,590)                -
Unearned compensation - ESOP (Note 10)                                                         (9,082)           (9,780)
                                                                                           ----------         ---------
Total stockholder's equity                                                                    148,155           151,440
                                                                                           ----------         ---------
Total liabilities and stockholders' equity                                                 $1,000,184         $ 946,356
                                                                                           ==========         =========


CONSOLIDATED STATEMENT OF INCOME
(000S OMITTED, EXCEPT PER SHARE DATA)


                                                            9 MONTHS ENDED              YEAR ENDED              YEAR ENDED
                                                            DEC. 31, 2002             MARCH 31, 2002           MARCH 31, 2001
                                                            --------------            --------------           --------------
INTEREST INCOME
Loans, including fees                                       $       41,584             $    56,798               $   52,491
Interest-bearing deposits                                              242                     931                    1,601
Securities:
  Tax-exempt                                                           373                     489                      459
  Taxable                                                            3,742                   7,249                    5,966
                                                                ----------               ---------                 --------
Total interest income                                               45,941                  65,467                   60,517

INTEREST EXPENSE
Deposits                                                            13,172                  22,558                   28,387
FHLB advances                                                        6,957                   8,133                    5,725
                                                                ----------               ---------                 --------
Total interest expense                                              20,129                  30,691                   34,112
                                                                ----------               ---------                 --------
NET INTEREST INCOME - Before provision for loan losses              25,812                  34,776                   26,405

PROVISION FOR LOAN LOSSES (Note 4)                                     892                     996                      780
                                                                ----------               ---------                 --------
NET INTEREST INCOME                                                 24,920                  33,780                   25,625

NONINTEREST INCOME
Service charges and other fees                                       3,077                   2,663                    1,622
Loan servicing fees                                                    440                     626                      625
Net gain on sale of loans                                            2,202                     920                      330
Gain on sale of investment securities (Note 2)                         108                       -                       89
Other                                                                  619                     512                      602
                                                                ----------               ---------                 --------

Total noninterest income                                             6,446                   4,721                    3,268

NONINTEREST EXPENSES
Compensation, payroll taxes,
  and employee benefits (Notes 10 and 16)                            8,284                  10,847                    8,735
Office occupancy and equipment                                       2,510                   3,529                    3,330
Advertising and business promotion                                     641                     613                      519
Stationery, printing, and supplies                                   1,220                   1,476                    1,147
Data processing                                                        272                     444                      448
Deposit statement preparation and collections                          555                     750                      595
Professional fees                                                      930                     906                      408
Contributions                                                            -                      60                    7,057
Appraisal fee                                                          722                     842                      483
Other                                                                2,206                   3,068                    2,020
                                                                ----------               ---------                 --------

Total noninterest expenses                                          17,340                  22,535                   24,742
                                                                ----------               ---------                 --------

INCOME - Before federal income tax expense                          14,026                  15,966                    4,151

FEDERAL INCOME TAX EXPENSE (Note 9)                                  4,842                   5,418                      965
                                                                ----------               ---------                 --------

NET INCOME                                                      $    9,184               $  10,548                 $  3,186
                                                                ==========               =========                 ========

BASIC EARNINGS PER COMMON SHARE                                 $     1.14               $    1.23                 $    N/A
                                                                ==========               =========                 ========
DILUTED EARNINGS PER COMMON SHARE                               $     1.14               $    1.23                 $    N/A
                                                                ==========               =========                 ========


CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(000S OMITTED, EXCEPT PER SHARE DATA)


                                                                                               Accumulated
                                                Additional      Unearned                         Other
                                       Common     Paid-in      Compensation      Retained     Comprehensive    Treasury
                                        Stock     Capital         - ESOP         Earnings     Income (Loss)      Stock      Total
                                      -------   ----------     ------------     ---------     -------------    --------    --------
BALANCE - April 1, 2000                $    -     $     -       $       -       $  63,419     $       (160)    $      -    $ 63,259

Issuance of common
  stock in connection with
  Bank's conversion from
  mutual to stock-owned
  bank holding company                     95      92,111         (10,479)              -                -            -      81,727

Comprehensive income:
Net income                                  -           -               -           3,186                -            -       3,186
Change in net unrealized
  gain on securities
  available for sale - Net
  of tax effect of $798                     -           -               -               -            1,549            -       1,549
                                                                                                                           --------
Total comprehensive income                                                                                                    4,735
                                      -------     -------        --------       ---------      -----------     --------    --------
BALANCE - March 31, 2001                   95      92,111         (10,479)         66,605            1,389            -     149,721

Allocation of ESOP shares                   -          99             699               -                -            -         798
Purchase of Treasury Stock
  (476,388 shares)                          -           -               -               -                -       (7,462)     (7,462)
Dividends paid
  ($0.16 per share)                         -           -               -          (1,369)               -            -      (1,369)
Comprehensive income:
Net income                                  -           -               -          10,548                -            -      10,548
Change in net unrealized
  gain on securities
  available for sale - Net of
  tax effect of $410                        -           -               -               -             (796)           -        (796)
                                                                                                                           --------
Total comprehensive income                                                                                                    9,752
                                      -------     -------        --------       ---------      -----------     --------    --------
BALANCE - March 31, 2002                   95      92,210          (9,780)         75,784              593       (7,462)    151,440

Allocation of ESOP shares                   -         318             698               -                -            -       1,016
Purchase of Treasury Stock
  (546,738 shares)                          -           -               -               -                -      (11,290)    (11,290)
Dividends paid
  ($0.24 per share)                         -           -               -          (1,924)               -            -      (1,924)
Comprehensive income:
Net income                                  -           -               -           9,184                -            -       9,184
Change in net unrealized
  gain on securities
  available for sale - Net of
  tax effect of $140                        -           -               -               -             (271)           -        (271)
                                                                                                                            -------
Total comprehensive income                                                                                                    8,913
                                      -------     -------        --------       ---------      -----------     --------    --------
BALANCE - Dec. 31, 2002               $    95     $92,528        $ (9,082)      $  83,044      $       322     $(18,752)   $148,155
                                      =======     =======        ========       =========      ===========     ========    ========


CONSOLIDATED STATEMENT OF CASH FLOWS
(000S OMITTED)

                                                                       9 Months Ended          Year Ended            Year Ended
                                                                        Dec. 31, 2002         March 31, 2002       March 31, 2001
                                                                       --------------         --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $     9,184            $     10,548          $    3,186
Adjustments to reconcile net income to net cash from
  operating activities:
Provision for deferred taxes                                                   (216)                    420              (2,899)
Provision for loan losses                                                       892                     996                 780
Depreciation                                                                    819                   1,237               1,161
(Accretion) amortization                                                        225                    (407)               (197)
Proceeds from sale of mortgage loans held for sale                          188,042                 191,429              68,437
Origination of mortgage loans held for sale                                (187,268)               (187,945)            (64,080)
Gain on sale of mortgage loans                                               (2,205)                 (1,646)               (581)
Gain on sale of investment securities                                          (108)                      -                 (89)
Loss on sale of fixed assets                                                     31                      22                   -
ESOP expense                                                                  1,016                     798                   -
Charitable contributions of company stock                                         -                       -               7,057
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable and
  other assets                                                                2,460                   1,069                 (71)
Increase (decrease) in accrued interest payable and
  other liabilities                                                          (2,291)                 (1,973)              2,334
                                                                        -----------            ------------          ----------
Net cash provided by operating activities                                    10,581                  14,548              15,038

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale                    22,744                  70,290              33,858
Proceeds from sale of securities available for sale                           6,963                  35,040              15,516
Purchase of FHLB stock                                                       (1,675)                 (1,355)             (1,031)
Purchase of available-for-sale securities                                   (12,070)               (128,623)            (48,506)
Net increase in loans                                                       (84,464)                (64,111)           (104,726)
Purchases of premises and equipment                                          (5,839)                 (1,867)             (1,085)
Loan to employee stock ownership plan                                             -                       -             (10,479)
                                                                        -----------            ------------          ----------
Net cash used in investing activities                                       (74,341)                (90,626)           (116,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                          37,816                  52,733             (19,727)
Repayment of FHLB advances                                                  (23,412)                (34,801)            (18,571)
Proceeds from FHLB advances                                                  45,000                  71,285              63,000
Purchase of treasury stock                                                  (11,290)                 (7,462)                  -
Payment of dividends                                                         (1,924)                 (1,369)                  -
Net proceeds from issuance of common stock                                        -                       -              85,149
                                                                        -----------            ------------          ----------
Net cash provided by financing activities                                    46,190                  80,386             109,851
                                                                        -----------            ------------          ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               (17,570)                  4,308               8,436

CASH AND CASH EQUIVALENTS - Beginning of year                                57,926                  53,618              45,182
                                                                        -----------            ------------          ----------
CASH AND CASH EQUIVALENTS - End of year                                 $    40,356            $     57,926          $   53,618
                                                                        ===========            ============          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  - Cash paid for
Interest                                                                $    20,355            $     31,692          $   33,182
Federal income taxes                                                          4,450                   4,420               3,425


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002 AND MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - Citizens First Bancorp, Inc. (the "Company") is a Delaware Corporation and the holding company for Citizens First Savings Bank (the "Bank"), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc. and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. All significant intercompany transactions and balances have been eliminated in consolidation.

On March 7, 2001, the Company acquired the Bank. Prior to that time, the Bank existed as a mutual savings bank. In connection with the conversion, the Company issued an aggregate of 9,526,761 shares of its common stock, of which 8,821,075 shares were sold at a purchase price of $10 per share. At that time, 705,686 shares of stock were donated to Citizens First Foundation, a charitable foundation established by the Company. The contribution expense was recognized in the March 31, 2001 consolidated financial statements. The net offering proceeds, after expenses of $3.1 million, totaled $85.1 million.

CHANGE IN FISCAL YEAR - During the current year, the Board of Directors changed the fiscal year end of the Company from March 31 to December 31, effective December 31, 2002. See Note 19 for transition period comparative data.

USE OF ESTIMATES - In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of mortgage servicing rights and foreclosed real estate.

NATURE OF OPERATIONS - The Company operates predominately in the mideastern portion of Michigan's lower peninsula. The Bank's primary services include accepting deposits, making commercial, consumer, and mortgage loans, and engaging in mortgage banking activities.

The Bank's loan portfolio is concentrated in residential first-mortgage loans, commercial and commercial real-estate loans, and property improvement loans. The Bank is not dependent upon any single industry or customer.

SECURITIES - Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale " and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income net of applicable income taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

FEDERAL HOME LOAN BANK STOCK - Federal Home Loan Bank stock is considered restricted investment security and is carried at cost. Purchases and sales of stock are made directly with the FHLB at par value.

LOANS HELD FOR SALE - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

LOANS - The Company grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

The accrual of interest on loans is discontinued at the time the loan is 90 days' delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

SERVICING - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

CREDIT-RELATED FINANCIAL INSTRUMENTS - In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under home equity agreements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

PREMISES AND EQUIPMENT - Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on a straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001


FORECLOSED ASSETS - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

INCOME TAXES - Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

OFF-BALANCE-SHEET INSTRUMENTS USED FOR RISK MANAGEMENT PURPOSES - The Bank uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Forward contracts are accounted for on a fair value basis. As a result, the fair value of these instruments is recorded in the consolidated balance sheet with both realized and unrealized gains and losses recognized in noninterest income.

DEFERRED COMPENSATION ARRANGEMENTS - In accordance with EITF Issue
No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer's stock held in rabbi trusts should be classified in stockholders' equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of deferred compensation (fair value of the restricted stock award at the date of grant) as the basis for recognition in the rabbi trust. Changes in the fair value of amounts owed to employees are not recognized as the Company's deferred compensation plans do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company's common stock.

PENSION COSTS - Pension costs are charged to salaries and employee benefits expense as earned and are funded consistent with the requirements of federal laws and regulations.

POSTRETIREMENT BENEFITS - Postretirement benefits are recognized in the consolidated financial statements over the period earned by the employees.

EMPLOYEE STOCK OWNERSHIP PLAN - Compensation expense is recognized for the Employee Stock Ownership Plan ("ESOP") equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of unallocated ESOP shares
(shares not yet released for allocation) is reflected as a reduction of stockholders' equity.

RESTRICTED STOCK AWARDS - Under the Company's stock-based incentive plan, which is described more fully in Note 16, the Company may grant restricted stock awards to its directors, officers, and employees for up to 476,338 shares of common stock. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed.

STOCK COMPENSATION PLANS - The Company has a stock-based incentive plan, which is described more fully in Note 16. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

STATEMENT OF CASH FLOWS - For purposes of reporting cash flows, the Bank considers cash and cash equivalents to include cash and amounts due from depository institutions, trust demand notes, and federal funds sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income at December 31, 2002, March 31, 2002, and March 31, 2001 is comprised solely of unrealized gains and losses on available-for-sale securities, net of applicable income taxes.

EARNINGS PER SHARE - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Employer shares held by the rabbi trust should be treated as treasury stock for earnings per share (EPS) purposes and excluded from the denominator in the basic and diluted EPS calculations. However, the obligation under the deferred compensation arrangement should be reflected in the denominator of the basic and diluted EPS calculations.

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

RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions (SFAS 147),effective October 1, 2002, supercedes SFAS 72 and requires that the acquisition of financial institutions be accounted for in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. In addition, SFAS 147 amends SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions. The adoption of SFAS 147 will not have an effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation - Transition and Disclosure (SFAS 148), effective for fiscal years ending after December 15, 2002, amends FASB Statement No. 123, Accounting for Stock-based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation as well as require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS 148 will not have an effect on the Company's financial statements.

TRUST ASSETS - Trust assets held in a fiduciary or agent capacity are not included in the accompanying consolidated balance sheet because they are not assets of the Company.

RECLASSIFICATIONS - Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001



NOTE 2 - SECURITIES

The amortized cost and estimated market value of available-for-sale securities with gross unrealized gains and losses are as follows (000s omitted):



                                                                               Dec. 31, 2002
                                                     ------------------------------------------------------------
                                                                            Gross         Gross         Estimated
                                                                         Unrealized     Unrealized        Market
                                                     Amortized Cost         Gains         Losses          Value
                                                     --------------      ----------     ----------      ---------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies          $      10,389       $      386      $       -      $  10,775
Obligations of state and political subdivisions             14,149              900              -         15,049
Corporate securities                                        65,223              722          1,225         64,720
Mortgage-backed securities                                   5,131               32              -          5,163
Equity securities                                            5,002                -            327          4,675
                                                     -------------       ----------     ----------      ---------
Total available-for-sale securities                  $      99,894       $    2,040     $    1,552      $ 100,382
                                                     =============       ==========     ==========      =========



                                                                               March 31, 2002
                                                     ------------------------------------------------------------
                                                                            Gross         Gross         Estimated
                                                                         Unrealized     Unrealized        Market
                                                     Amortized Cost         Gains         Losses          Value
                                                     --------------      ----------     ----------      ---------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies          $      19,586       $      806      $       4      $  20,388
Obligations of state and political subdivisions             14,056              512              -         14,568
Corporate securities                                        74,126              880          1,132         73,874
Mortgage-backed securities                                   4,878               54              -          4,932
Equity securities                                            5,002                -            217          4,785
                                                     -------------       ----------     ----------      ---------
Total available-for-sale securities                  $     117,648       $    2,252     $    1,353      $ 118,547
                                                     =============       ==========     ==========      =========




Gross proceeds from sales of securities were $6,963,000, $35,040,000, and $15,516,000 for the nine months ended December 31, 2002 and the fiscal years ended March 31, 2002 and March 31, 2001, respectively, resulting in gross gains of $108,000, $19,000, and $89,000 and gross losses of $0, $19,000, and $0, respectively.


At December 31, 2002 and March 31, 2002, U.S. government obligations with a carrying value of $500,000 were pledged to secure public deposits and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

The amortized cost and estimated market value of available-for-sale securities by contractual maturity are shown below; expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):


                                                            Dec. 31, 2002
                                                -------------------------------------
                                                                          Estimated
                                                Amortized Cost           Market Value
                                                --------------           ------------
Due in one year or less                         $       18,282           $     18,793
Due in one year through five years                      50,807                 51,018
Due after five years through ten years                  11,214                 11,757
Due after ten years                                      9,458                  8,976
                                                --------------           ------------
Subtotal                                                89,761                 90,544

Mortgage-backed securities                               5,131                  5,163
Equity securities                                        5,002                  4,675
                                                --------------           ------------
Total                                                   99,894                100,382
                                                ==============           ============



NOTE 3 - LOANS HELD FOR SALE

The Bank routinely sells to investors its originated residential mortgage loans. All long-term fixed rate residential mortgages recently originated or financed are identified as held for sale. These loans are accounted for at the lower of cost or market on an aggregate basis. Loans held for sale are as follows (000s omitted):



                                                        Dec. 31, 2002          March 31, 2002
                                                        -------------          --------------
Loans held for sale                                     $       1,557          $          135
Allowance for lower of cost or market adjustment                    -                      (9)
                                                        -------------          --------------
Total                                                   $       1,557          $          126
                                                        =============          ==============

The Bank had outstanding forward contracts to sell mortgage loans of approximately $25,700,000 and $6,100,000 at December 31, 2002 and March 31, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001



NOTE 4 - LOANS

Balances of loans are as follows (000s omitted):


                                                        Dec. 31, 2002         March 31, 2002
                                                        -------------         --------------
Mortgage loans on real estate:
  One- to four-family mortgage                          $     414,939         $      385,765
  Commercial real estate                                      179,387                144,817
  Construction                                                 21,822                 27,541
  Home equity loans and lines of credit                        72,724                 71,266
                                                        -------------         --------------

                                                              688,872                629,389


Commercial loans                                               60,336                 42,137

Consumer installment loans:
  Automobile                                                   61,386                 61,661
  Other consumer                                               21,221                 15,015
                                                        -------------         --------------
Total consumer installment loans                               82,607                 76,676
                                                        -------------         --------------

Total loans                                                   831,815                748,202

Less:
Allowance for loan losses                                      11,082                 11,020
Deferred loan origination and other fees                        1,597                  1,618
                                                        -------------         --------------
Net loans                                               $     819,136         $      735,564
                                                        =============         ==============





Related parties, including senior officers and directors of the Bank, had loans totaling approximately $14,820,000 and $12,050,000 at December 31, 2002 and March 31,2002, respectively. For the nine months ended December 31, 2002 and fiscal year ended March 31, 2002, $5,520,000 and $9,060,000 of new loans were made and repayments on existing loans totaled $2,750,000 and $1,962,000, respectively.

Activity in the allowance for loan losses was as follows (000s omitted):


                                        9 Months Ended          Year Ended            Year Ended
                                        Dec. 31, 2002         March 31, 2002        March 31, 2001
                                        --------------        --------------        --------------
Balance - Beginning of period           $       11,020        $       10,831        $       10,461

Provision for loan losses                          892                   996                   780
Charge-offs                                     (1,102)               (1,173)                 (489)
Recoveries                                         272                   366                    79
                                        --------------        --------------        --------------

Balance - End of period                 $       11,082        $       11,020        $       10,831
                                        ==============        ==============        ==============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

The following is a summary of information pertaining to impaired loans (000s omitted):


                                                                           9 Months Ended           Year Ended
                                                                            Dec. 31, 2002         March 31, 2002
                                                                            -------------         --------------

Impaired loans without a valuation allowance                                  $       -             $        -

Impaired loans with a valuation allowance                                           528                    434
                                                                            -------------         --------------

Total impaired loans                                                          $     528             $      434
                                                                            =============         ==============

Valuation allowance related to impaired loans                                 $      79             $      245
                                                                            =============         ==============






                                                       9 Months Ended       Year Ended             Year Ended
                                                       Dec. 31, 2002       March 31, 2002         March 31, 2001
                                                       -------------       --------------         --------------
Average investment in impaired loans                     $     481            $     533             $       92
                                                       =============       ==============         ==============
Interest income recognized on impaired loans             $       -            $       -             $        -
                                                       =============       ==============         ==============
Interest income recognized on a cash basis
    on impaired loans                                    $       -            $       -             $        -
                                                       =============       ==============         ==============







Note 5 - Premises and Equipment

Premises and equipment were as follows (000s omitted):

                                                                           Dec. 31, 2002          March 31, 2002
                                                                           --------------         ---------------
Land                                                                          $   4,904             $    1,804
Office buildings                                                                 12,362                 10,984
Furniture, fixtures, and equipment                                                8,239                  6,962
                                                                           --------------         --------------
Total premises and equipment                                                     25,505                 19,750

Less accumulated depreciation                                                   (10,516)                (9,750)
                                                                           --------------         --------------
Net carrying amount                                                           $  14,989             $   10,000
                                                                           ==============         ==============



Depreciation expense for the nine months ended December 31, 2002 and the years ended March 31, 2002 and March 31, 2001 amounted to $819,000, $1,237,000, and
$1,161,000, respectively.

Notes to Consolidated Financial Statements
December 31, 2002, March 31, 2002, and March 31, 2001


Note 6 - Servicing

The Bank routinely sells to investors its originated residential mortgage loans. The mortgage loans serviced for others are not included in the consolidated statement of financial condition. Loans serviced for others were approximately $322,000,000 and $246,200,000 at December 31, 2002 and March 31, 2002,
respectively.

The balance of capitalized servicing rights, net of valuation allowance, included in other assets at December 31, 2002 and March 31, 2002 was $1,939,000 and $1,959,000, respectively, which approximates the fair market value of these rights.

The key economic assumptions used in determining the fair value of the mortgage servicing rights are as follows:




                                                                              Dec. 31, 2002         March 31, 2002
                                                                              --------------       ---------------
Annual constant prepayment speed (CPR)                                            33.93%                 15.38%
Weighted average life (in months)                                                    264                    257
Discount rate                                                                      7.02%                  8.04%



The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (000s omitted):



                                                      9 Months Ended         Year Ended             Year Ended
                                                       Dec. 31, 2002        March 31,2002          March 31,2001
                                                       -------------        -------------          -------------
Mortgage servicing rights capitalized                    $   1,612            $     486             $      365
                                                       =============        =============          =============

Mortgage servicing rights amortized                      $     755            $     881             $      416
                                                       =============        =============          =============
Valuation allowances:
Balance at beginning of period                           $     400            $     200             $        -

Additions                                                      877                  200                    200
Reductions                                                       -                    -                      -
Write-downs                                                      -                    -                      -
                                                       -------------        -------------          -------------
Balance at end of period                                 $   1,277            $     400             $      200
                                                       =============        =============          =============





Note 7 - Deposits

Interest-bearing deposit balances are summarized as follows (000s omitted):


                                                                            Dec. 31, 2002         March 31, 2002
                                                                            -------------         --------------
Interest-bearing:
Passbook and savings deposits                                                 $  78,212             $   79,527
NOW accounts                                                                     97,385                 76,735
Money market                                                                    201,706                158,085
Certificates of deposit                                                         271,852                289,310
                                                                            -------------         --------------
Total interest-bearing                                                        $ 649,155             $  603,657
                                                                            =============         ==============


Certificates of deposit individually exceeding $100,000 were approximately $67,148,000 and $66,132,000 at December 31, 2002 and March 31, 2002,
respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001


Scheduled annual maturities of certificates of deposit were as follows at December 31, 2002 (000s omitted):

1-12 months                                              $      143,269
13-24 months                                                     50,014
25-36 months                                                     27,383
37-48 months                                                     13,864
49-60 months                                                     16,988
61 months and thereafter                                         20,334
                                                         --------------

Total                                                    $      271,852
                                                         ==============


Deposits from related parties held by the Bank at December 31, 2002 and March 31, 2002 amounted to $5,668,000 and $3,545,000, respectively.

Note 8 - Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank consist of fixed rate advances that bear interest at rates ranging from 3.28 percent to 7.31 percent payable monthly. The advances are collateralized by approximately $409,000,000 and $383,000,000 of mortgage loans and investment securities as of December 31, 2002 and March 31, 2002, respectively, under a blanket collateral agreement.



The advances are subject to prepayment penalties subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future maturities of the advances are as follows at December 31, 2002 (000s omitted):

Years Ending
  Dec. 31                                                     Amount
--------------                                           --------------
2003                                                     $        7,000
2004                                                             27,547
2005                                                             18,000
2006                                                             38,408
2007                                                             42,500
2008 and thereafter                                              39,548
                                                         --------------

Total                                                    $      173,003
                                                         ==============


Note 9 - Federal Income Taxes

The consolidated provision for federal income taxes consisted of the following (000s omitted):


                                                         9 Months Ended                Year Ended                 Year Ended
                                                          Dec. 31, 2002              March 31, 2002              March 31, 2001
                                                         --------------              --------------              --------------
Current tax expense                                      $        5,058              $        4,998              $        3,864
Deferred tax expense (benefit)                                     (216)                        420                      (2,899)
                                                         --------------              --------------              --------------

Total income tax expense                                 $        4,842              $        5,418              $          965
                                                         ==============              ==============              ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001


Federal income tax expense differed from the amounts computed by applying the statutory income tax rate to income before federal income tax expense as a result of the following (000s omitted):


                                                         9 Months Ended                Year Ended                  Year Ended
                                                         Dec. 31, 2002               March 31, 2002              March 31, 2001
                                                         --------------              --------------              --------------
Statutory rates                                          $        4,909              $        5,558              $        1,411
Increase (decrease) resulting from:
Change in valuation allowance                                         -                           -                        (500)
Other                                                               (67)                       (140)                         54
                                                         --------------              --------------              --------------

Total income tax expense                                 $        4,842              $        5,418              $          965
                                                         ==============              ==============              ==============


The net deferred tax asset was comprised of the following temporary differences (000s omitted):


                                                                                      Dec. 31, 2002              March 31, 2002
                                                                                     --------------              --------------
Deferred tax assets:
Allowance for loan losses                                                            $        2,909              $        3,636
Contribution carryover                                                                        2,504                       3,059
Depreciation                                                                                    316                         329
Deferred loan fees                                                                              489                         425
Employee benefits                                                                             1,787                       1,207
Investment in subsidiary                                                                        145                           -
Other                                                                                           112                         147
                                                                                     --------------              --------------

Total deferred tax assets                                                                     8,262                       8,803

Less valuation allowance                                                                          -                           -
                                                                                     --------------              --------------

Net deferred tax assets                                                                       8,262                       8,803

Deferred tax liabilities:
Original issue discount                                                                         866                         900
Mortgage servicing rights                                                                         -                         666
Installment sale                                                                                159                         175
Net unrealized gain on available-for-sale securities                                            166                         306
Accretion                                                                                       249                         287
Other                                                                                           165                         168
                                                                                     --------------              --------------

Total deferred tax liabilities                                                                1,605                       2,502
                                                                                     --------------              --------------

Net deferred tax asset                                                               $        6,657              $        6,301
                                                                                     ==============              ==============



The Bank has not recognized a deferred tax liability for tax bad debt reserves of approximately $6,600,000 that existed at December 31, 1987, because it is not expected that this temporary difference will reverse in the foreseeable future.

Notes to Consolidated Financial Statements
December 31, 2002, March 31, 2002, and March 31, 2001

Note 10 - Employee Benefits


DEFINED BENEFIT PENSION PLAN - The Bank is a participant in the multiple-employer Financial Institutions Retirement Fund ("FIRF" or the "Plan"), which covers substantially all of its officers and employees. The Plan, for all full-time employees with one year of service, provides benefits based on basic compensation and years of service. The Bank's contributions are determined by FIRF and generally represent the normal cost of the Plan. Specific Plan assets and accumulated benefit information for the Bank's portion of the Plan are not available. Under the Employee Retirement Income Security Act of 1974 (ERISA), a contributor to a multiemployer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The Bank has no present intention to withdraw from the Plan. The Bank was fully funded in the Plan as of December 31, 2002. The expense of the Plan allocated to the Bank for the nine months ended December 31, 2002 and the years ended March 31, 2002 and March 31, 2001 amounted to $0.

DEFINED CONTRIBUTION PLAN - The Company has a qualified savings plan under
Section 401(k)of the Internal Revenue Code. The Plan covers all employees who have completed at least one year of service. Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain maximums established by the Internal Revenue Service. The Company will match up to 50 percent of the first 4 percent of the employees' compensation deferred each year. The Company made matching contributions for the nine months ended December 31, 2002 and the years ended March 31, 2002 and March 31, 2001 of approximately $83,100, $87,700, and $66,300, respectively.

SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN - In 2000, the Bank entered into an agreement to provide salary continuation supplemental payments at retirement to its former president. The Bank purchased an annuity at the end of fiscal year March 31, 2002 that fully funded the Plan. The amount recorded under the agreement, as determined by accruing the benefit over the expected work life of its president, totaled approximately $950,000 at March 31, 2001. The expense associated with the agreement was $0, $101,000, and $315,000 for the nine months ended December 31, 2002 and the years ended March 31, 2002 and March 31,2001, respectively.

DEFERRED COMPENSATION ARRANGEMENTS - The Company has entered into deferred compensation and fee arrangements with certain of its directors and senior officers. The amounts deferred under the arrangements are invested in Company stock and are maintained in a rabbi trust. The Company has 113,694 treasury shares provided for the various plans with a related obligation of $1,590,000 established within stockholders' equity.

EMPLOYEE STOCK OWNERSHIP PLAN - Effective January 1, 2001, the Bank implemented an employee stock ownership plan (ESOP). The ESOP covers all employees with more than one year of service who have completed at least 1,000 hours of service and who have attained the age of 21. As part of the conversion, the Company provided a loan to the ESOP, which was used to purchase 762,140 shares of the Company's outstanding stock in the open market. The loan bears interest equal to the prime rate at the time of conversion and provides for the repayment of principal over the 15-year term of the loan. The scheduled maturities of the loan as of December 31, 2002 are as follows (000s omitted):


Years Ending
  Dec. 31                                           Amount
------------                                     -------------
2003                                             $         431
2004                                                       466
2005                                                       507
2006                                                       551
2007                                                       597
2008 and thereafter                                      7,015
                                                 -------------

Total                                            $       9,567
                                                 =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

The Company has committed to make contributions to the ESOP sufficient to support debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for the allocation among the participants as the loan is paid. Dividends paid on unallocated shares are not considered dividends for financial reporting purposes and are used to pay principal and interest on the ESOP loans. Dividends on allocated shares are charged to retained earnings. Total compensation expense applicable to the ESOP amounted to $882,754 for the nine months ended December 31, 2002 and $1,022,649 and $0 for the years ended March 31, 2002 and 2001, respectively.

Shares held by the ESOP include the following at December 31, 2002 and March 31, 2002:


                                                 Dec. 31, 2002              March 31, 2002
                                                 -------------              --------------
Allocated                                        $     101,618              $      50,809
Committed to be allocated                                    -                          -
Unallocated                                            660,522                    711,331
                                                 -------------              -------------

Total                                            $     762,140              $     762,140
                                                 =============              =============

The fair value of the unearned shares was approximately $13,904,000 and $13,558,000 at December 31, 2002 and March 31, 2002, respectively.

Note 11 - Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, which are shown in the table below. As of December 31, 2002 and March 31, 2002, the most recent notification from the Company's and the Bank's regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum capital amounts and ratios must be maintained as shown in the following table. There are no conditions or events since that notification that management believes have changed the Company's and the Bank's capital category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001


At December 31, 2002 and March 31, 2002, consolidated actual capital levels and minimum required levels were as follows (000s omitted):





                                                                                        For Capital
                                                                   Actual            Adequacy Purposes       To Be Well-capitalized
                                                            ---------------------  -----------------------   -----------------------
                                                                         Ratio                    Ratio                     Ratio
                                                             Amount    (Percent)    Amount      (Percent)     Amount      (Percent)
                                                            --------  -----------  --------    -----------   --------    -----------
DECEMBER 31, 2002
Total capital to risk-
  weighted assets:
Consolidated                                                $156,600      22.0%    $57,100   >     8.0%      $71,300  >      10.0%
                                                                                             -                        -
Citizens First Savings Bank                                  127,600      19.5%     56,700   >     8.0%      70,900   >      10.0%
                                                                                             -                        -
Tier I capital to risk- weighted assets:
Consolidated                                                 147,600      20.7%     28,500   >     4.0%      42,800   >       6.0%
                                                                                             -                        -
Citizens First Savings Bank                                  118,500      18.3%     28,300   >     4.0%      42,500   >       6.0%
                                                                                             -                        -
Tier I capital to average assets:
Consolidated                                                 147,600      15.2%     29,100   >     3.0%      48,400   >       5.0%
                                                                                             -                        -
Citizens First Savings Bank                                  118,500      12.1%     29,400   >     3.0%      49,000   >       5.0%
                                                                                             -                        -
MARCH 31, 2002
Total capital to risk-
  weighted assets:
Consolidated                                                 159,200      23.3%     54,700   >     8.0%      68,400   >      10.0%
                                                                                             -                        -
Citizens First Savings Bank                                  121,600      18.3%     53,300   >     8.0%      66,700   >      10.0%
                                                                                             -                        -
Tier I capital to risk-weighted assets:
Consolidated                                                 150,600      22.0%     27,400   >     4.0%      41,100   >       6.0%
                                                                                             -                        -
Citizens First Savings Bank                                  113,300      17.0%     26,700   >     4.0%      40,000   >       6.0%
                                                                                             -                        -
Tier I capital to average assets:
Consolidated                                                 150,600      16.4%     27,500   >     3.0%      45,800   >       5.0%
                                                                                             -                        -
Citizens First Savings Bank                                  113,300      12.4%     27,500   >     3.0%      45,800   >       5.0%
                                                                                             -                        -





NOTE 12 - RESTRICTIONS ON DIVIDENDS, LOANS, AND ADVANCES
Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank.

At December 31, 2002, the Bank's retained earnings available for the payment of dividends was $28,426,000. Accordingly, $98,135,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2002.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

NOTE 13 - OFF-BALANCE-SHEET ACTIVITIES

CREDIT-RELATED FINANCIAL INSTRUMENTS - The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at December 31,2002 and March 31,2002 is as follows (000s omitted):




                                                                        Dec.31, 2002   March 31, 2002
                                                                     ---------------  ---------------
Letters of credit                                                    $        12,250  $            60
Unused lines of credit                                                        55,364           58,300
Commitments to originate loans or to refinance existing loans:
Mortgage                                                                      77,000           69,700
Consumer                                                                       4,300            6,700
Commercial                                                                    28,200           35,400
                                                                     ---------------  ---------------
Total commitments to extend credit                                   $       177,114  $       170,160
                                                                     ===============  ===============



The Bank had $25,700,000 and $6,100,000 in forward contracts to sell mortgage loans for the periods ended December 31, 2002 and March 31, 2002, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The Company generally holds collateral supporting those commitments if deemed necessary.

COLLATERAL REQUIREMENTS - To reduce credit risk related to the use of credit-related financial instruments, the Company might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Company's credit evaluation of the customer. Collateral held varies, but may include cash, securities, accounts receivable, inventory, property, plant, equipment, and real estate.

If the counterparty does not have the right and ability to redeem the collateral or the Company is permitted to sell or repledge the collateral on short notice, the Company records the collateral in its balance sheet at fair value with a corresponding obligation to return it.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

NOTE 14 -FAIR VALUES OF FINANCIAL INSTRUMENTS

FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying amounts and estimated fair values of the Bank's financial instruments are presented below. Certain assets, the most significant being premises, equipment, the deposit base, and other customer relationship intangibles, do not meet the definition of a financial instrument and are excluded from this disclosure. Accordingly, this fair value information is not intended to, and does not, represent Citizens First Bancorp, Inc. and subsidiary's underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimates necessarily involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.


The carrying amounts and estimated fair values of financial instruments were as follows (000s omitted):


                                                              Dec. 31, 2002                        March 31, 2002
                                                       ---------------------------           ---------------------------
                                                       Carrying          Estimated           Carrying          Estimated
                                                        Amount          Fair Value            Amount          Fair Value
                                                       ---------------------------           ---------------------------
Financial assets:
Cash and cash equivalents                              $ 40,356           $ 40,356           $ 57,926           $ 57,926
Securities available for sale                           100,382            100,382            118,547            118,547
Federal Home Loan Bank stock                              9,180              9,180              6,150              6,150
Loans held for sale                                       1,557              1,557                126                126
Loans                                                   819,136            835,260            735,565            732,064
Accrued interest receivable                               4,766              4,766              5,131              5,131

Financial liabilities:
Deposits                                                671,830            675,216            634,014            636,440
FHLB advances                                           173,003            177,992            151,415            154,121
Advance payments by borrowers                               515                515              1,458              1,458
Accrued interest payable                                    668                668                894                894





The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate fair values.

SECURITIES - Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

LOANS HELD FOR SALE - Fair values of mortgage loans held for sale are valued at the lower of aggregate cost or market value based on commitments on hand from investors or prevailing market prices.

LOANS - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, as adjusted by estimated credit losses. Fair values for mortgage loans, commercial loans, and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

DEPOSITS -The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001



FHLB ADVANCES - The fair values of the Company's FHLB advances are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

ACCRUED INTEREST - The carrying amounts of accrued interest approximate fair value.

OFF-BALANCE-SHEET INSTRUMENTS - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, is not considered material.

The fair value of off-balance-sheet financial instruments used for risk management purposes, which consists solely of forward contracts extending from 45-90 days to sell mortgage loans, is estimated by obtaining quotes from brokers and U.S. government agencies or by cash flow analysis comparing forward with current rates. The notional amount of forward contracts at December 31, 2002 and March 31, 2002 was $25,700,000 and $6,100,000, respectively. The fair value of these contracts is not material.

NOTE 15 - STOCK REPURCHASE PROGRAM

On September 24,2001, the Board of Directors of Citizens First Bancorp, Inc. adopted the Company's Stock Repurchase Program. The program allowed management to repurchase up to 476,388 shares of the Company's common stock, of which all of the shares were repurchased through March 31, 2002. On March 28, 2002, the Board of Directors of Citizens First Bancorp, Inc. adopted an additional repurchase program. The program allowed management to repurchase up to an additional 476,338 shares of the Company's common stock, of which all of the shares have been repurchased under this plan through year end, completing this program. On September 26, 2002, the Board of Directors of Citizens First Bancorp, Inc. adopted a new repurchase program. The program allowed management to repurchase up to an additional 428,701 shares of the Company's common stock, of which 70,400 shares have been repurchased under this plan through year end. The total shares repurchased have a weighted average price of $20.17 per share.

The repurchased shares will be reserved for reissuance in connection with future employee benefit plans and other general corporate purposes.

NOTE 16 -STOCK COMPENSATION PLANS

RESTRICTED STOCK AWARDS - On December 16,2002,the Company granted 63,367 restricted stock awards under the Company's stock-based incentive plan to employees who will vest after five years from the date of the award. Compensation expense for the awards (including those subject to forfeiture) was approximately $22,000 for the nine months ended December 31, 2002. Compensation expense for restricted stock awards was determined based on the fair value of the Company's common stock as defined in the plans (e.g., volume-weighted average price of the Company's common stock on the date of grant).

Restricted stock awarded under this Plan is subject to restrictions on sale, transfer, or assignment for the duration of the employee's life. Holders of restricted stock generally may forfeit ownership of all or a portion of their award if employment is terminated before the end of the vesting period.

STOCK OPTIONS - Under the Company's stock-based incentive plan, the Company may grant options to its directors, officers, and employees for up to 1,429,014 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. On May 9, 2002, the Company granted 23,100 stock options with an exercise price of $19.85 per share. The options become fully vested at the grant date and are exercisable over a 10-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized in determining net income as reported. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No.123,the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (000s omitted, except per share data):


                                                                                 9 Months Ended
                                                                                  Dec.31,2002
                                                                                ---------------
Net income, as reported                                                          $        9,184
Deduct: Total stock-based employee compensation expense determined
  under fair value-based method for all awards - Net of related tax effects                (82)
                                                                                ---------------
Pro forma net income                                                            $        9,102
                                                                                ===============
Earnings per share
Basic - As reported                                                             $         1.14
Basic - Pro forma                                                                         1.13
Diluted - As reported                                                                     1.14
Diluted - Pro forma                                                                       1.13


The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      Dec.31,2002
                                                     -------------
Dividend yield                                                1.6%
Expected life                                              8 years
Expected volatility                                          21.2%
Risk-free interest rate                                       4.0%



A summary of the status of the Company's stock option plan is presented below:

                                                                                                  Dec.31,2002
                                                                                   -----------------------------------------
                                                                                                            Weighted Average
                                                                                         Shares              Exercise Price
`                                                                                  -------------------   -------------------

Outstanding at beginning of year                                                                     -   $                 -
Granted                                                                                         23,100                 19.85
Exercised                                                                                            -                     -
Forfeited                                                                                            -                     -
                                                                                   -------------------
Outstanding at end of year                                                                      23,100   $             19.85
                                                                                   ===================
Options exercisable at year end                                                                 23,100   $             19.85
Weighted-average fair value of options granted
  during the year                                                                  $              5.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, MARCH 31, 2001


Information pertaining to options outstanding at December 31, 2002 is as follows:



                                                               Options Outstanding                     Options Exercisable
                                                 ------------------------------------------------- ----------------------------
                                                                      Weighted          Weighted                    Weighted
                                                                       Average           Average                     Average
                                                     Number           Remaining         Exercise       Number       Exercise
   Range of Exercise Prices                        Outstanding    Contractual Life       Price      Exercisable      Price
------------------------------                   -------------- -------------------- ------------- ------------- --------------
$19.00 -$20.00                                           23,100            9.4 years $       19.85        23,100 $        19.85
                                                 --------------                                    -------------
Outstanding at end of year                               23,100            9.4 years $       19.85        23,100 $        19.85
                                                 ==============                                    =============



NOTE 17 -  PARENT-ONLY FINANCIAL STATEMENTS
The following represents the condensed financial statements of Citizens First Bancorp, Inc. (the "Parent") only. The Parent-only financial information should be read in conjunction with the Company's consolidated financial statements.

The condensed balance sheet is as follows (000s omitted):


                                                                                    Dec.31, 2002      March 31, 2002
                                                                                   --------------     --------------
ASSETS
Cash at subsidiary bank                                                            $        3,432     $        9,355
Securities available for sale                                                              13,517             20,690
Commercial real estate loans                                                                4,675                  -
Land                                                                                        3,100                  -
Investment in subsidiaries                                                                119,561            114,380
Deferred taxes and other assets                                                             3,870              7,015
                                                                                   --------------     --------------
Total assets                                                                       $      148,155     $      151,440
                                                                                   ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY                                               $      148,155     $      151,440
                                                                                   ==============     ==============




The condensed statement of operations is as follows (000s omitted):

                                                                                   9 Months Ended      Year Ended
                                                                                     Dec.31,2002      March 31,2002
                                                                                   --------------     --------------

Income:
Dividend from subsidiaries                                                         $        8,270     $            -
Operating income                                                                              358              1,186
                                                                                   --------------     --------------

Total income                                                                                8,628              1,186

Operating expense                                                                            (446)              (645)
                                                                                   --------------     --------------

Income before income taxes and equity in
undistributed net income of subsidiaries                                                    8,182                541

Income tax (expense) benefit                                                                   30               (187)
                                                                                   --------------     --------------

Income before equity in income of subsidiaries                                              8,212                354

Equity in undistributed net income of subsidiaries                                            972             10,194
                                                                                   --------------     --------------

Net income                                                                         $        9,184     $       10,548
                                                                                   ==============     ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

The condensed statement of cash flows is as follows (000s omitted):


                                                                                   9 Months Ended      Year Ended
                                                                                     Dec.31,2002      March 31,2002
                                                                                   --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $        9,184     $       10,548
Adjustments to reconcile net income to net cash from
  operating activities:
Gain on sale of investment                                                                   (108)                 -
(Accretion) amortization                                                                        2                  -
Equity in undistributed earnings of subsidiaries                                             (972)           (10,194)
Provision for deferred taxes                                                                    -              1,758
ESOP expense                                                                                1,016                798
Net change in other assets                                                                  3,252             (6,125)
                                                                                   --------------     --------------

Net cash provided by (used in) operating activities                                        12,374             (3,215)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                                         -             (8,878)
Maturity of investments                                                                         -              1,972
Proceeds from sale of investments                                                           6,964                  -
Investment in mortgage company subsidiary                                                  (4,272)                 -
Net increase in loans                                                                      (4,675)                 -
Purchase of land                                                                           (3,100)                 -
                                                                                   --------------     --------------

Net cash used in investing activities                                                      (5,083)            (6,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                                                                (11,290)            (7,462)
Payment of dividends                                                                       (1,924)            (1,369)
                                                                                   --------------     --------------
Net cash used in financing activities                                                     (13,214)            (8,831)
                                                                                   --------------     --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (5,923)           (18,952)

CASH AND CASH EQUIVALENTS -Beginning of period                                              9,355             28,307
                                                                                   --------------     --------------
CASH AND CASH EQUIVALENTS -End of period                                           $        3,432     $        9,355
                                                                                   ==============     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for federal income taxes                                               $        4,450     $        4,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001


NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the Company's quarterly results for the fiscal periods ended December 31, 2002 and March 31, 2002 (000s omitted):



                                                                   For the Three-month Periods Ended
                                                           -----------------------------------------------
                                                            June 30,2002     Sept.30,2002      Dec.31,2002
                                                           -------------    -------------    -------------
Interest income                                            $      15,330    $      15,928    $      14,683
Interest expense                                                   6,714            6,707            6,708
                                                           -------------    -------------    -------------

Net interest income                                                8,616            9,221            7,975
Provision for losses on loans                                        274              289              329
Other income                                                       1,603            1,540            3,303
Other expenses                                                     5,570            5,845            5,925
                                                           -------------    -------------    -------------
Income before income taxes                                         4,375            4,627            5,024
Federal income taxes                                               1,544            1,610            1,688

Net income                                                 $       2,831    $       3,017    $       3,336
                                                           -------------    -------------    -------------
Basic earnings per share                                   $        0.34    $        0.38    $        0.42






                                                                        For the Three-month Periods Ended
                                                      --------------------------------------------------------------------
                                                       June 30,2001      Sept.30,2001        Dec.31,2001    March 31,2002
                                                      --------------- ------------------- ---------------- ---------------
Interest income                                       $        17,025 $           17,103  $         15,870 $        15,469
Interest expense                                                8,399              8,566             6,986           6,740
                                                      --------------- ------------------- ---------------- ---------------

Net interest income                                             8,626              8,537             8,884           8,729
Provision for losses on loans                                     249                249               249             249
Other income                                                      855                603             1,803           1,460
Other expenses                                                  5,088              5,389             6,155           5,903
                                                      --------------- ------------------- ---------------- ---------------

Income before income taxes                                      4,144              3,502             4,283           4,037
Federal income taxes                                            1,422              1,155             1,479           1,362
                                                      --------------- ------------------- ---------------- ---------------

Net income                                            $         2,722 $            2,347  $          2,804 $         2,675
                                                      =============== ==================  ================ ===============

Basic earnings per share                              $          0.31 $             0.27  $           0.33 $          0.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, MARCH 31, 2002, AND MARCH 31, 2001

NOTE 19 - TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the nine months ended December 31, 2002 and 2001, respectively (000s omitted):


                                                                                    (Unaudited)
                                                                  9 Months Ended  9 Months Ended
                                                                   Dec.31,2002     Dec.31,2001
                                                                  --------------  --------------
Total interest income                                              $      45,941   $      49,998
                                                                   =============   =============

Net interest income                                                $      24,920   $      25,300
                                                                   =============   =============

Net noninterest expense                                            $      10,894   $      13,371

Federal income tax expense                                                 4,842           4,056
                                                                  --------------  --------------

Net income                                                         $       9,184   $       7,873
                                                                   =============   =============

Basic earnings per common share                                    $        1.14   $        0.91
                                                                   =============   =============
Diluted earnings per common share                                  $        1.14   $        0.91
                                                                   =============   =============



                                                                                   (Unaudited)
                                                                  9 Months Ended  9 Months Ended
                                                                   Dec.31,2002     Dec.31,2001
                                                                  --------------  --------------
Cash flows from operating activities:
Net income                                                         $       9,184   $       7,873
Adjustments provided by operating activities                               1,397           2,087
                                                                  --------------  --------------

Net cash flows provided by operating activities                           10,581           9,960

Net cash flows used in investing activities                              (74,341)        (88,473)

Net cash flows provided by financing activities                           46,190          57,320
                                                                  --------------  --------------
Net decrease in cash and cash equivalents                                (17,570)        (21,193)

Cash and cash equivalents -Beginning of period                            57,926          53,618
                                                                  --------------  --------------
Cash and cash equivalents -End of period                           $      40,356   $      32,425
                                                                   =============   =============

Supplemental disclosure of cash flow information -
  Cash paid for Interest                                           $      20,355   $      24,909
Federal income taxes                                                       4,450           3,620

                                 EXHIBIT INDEX
                                 -------------
      EXHIBITS
      --------

         3.1      Certificate of Incorporation of Citizens First Bancorp, Inc.
                  (1)
         3.2      Bylaws of Citizens First Bancorp, Inc. (1)
         4.0      Specimen Stock Certificate of Citizens First Bancorp, Inc. (1)
         10.1 Form of Citizens First Savings Bank Director's Deferred Fee Agreement (2)
         10.2 Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell (3)
         10.3 Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (4)
         10.4 Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (4)
         10.5 Change in Control Agreement between Citizens First Savings Bank and J. Stephen Armstrong (4)
         10.6     Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan
                  (5)
         10.7 Executive Stock Ownership Plan Agreement dated March 28, 2002, between Citizens First Bancorp, Inc. and Marshall J. Campbell
         10.8 Amended and Restated Management Restricted Stock Purchase Plan dated as of June 1, 2002 of Citizens First Bancorp, Inc.
         11.0     Statement regarding computation of per share earnings.
         13.0 Selected Portions of Report to Stockholders For the Period Ended December 31, 2002
         21.0     Subsidiaries of Citizens First Bancorp, Inc.
         23.0     Consent of Plante & Moran LLP
         99.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  - - - - - - - - - - - - - -

(1) Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement as filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.
(2) Incorporated by reference into this document from the Exhibits to the Form S-1/A, Pre-Effective Amendment to the Registration Statement as filed with the Securities and Exchange Commission on December 19, 2000, Registration No. 333-49234.
(3) Incorporated by reference into this document from the Exhibits to the Form 10-K as filed with the Securities and Exchange Commission for the year ended March 31, 2002.
(4) Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission for the quarter ended June 30, 2001.
(5) Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 10, 2001.