Form 10-Q
period 2003-03-31
CITIZENS FIRST BANCORP INC
filed 2003-05-15
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The Issuer had 8,553,902 shares of common stock, par value $0.01 per share, outstanding as of April 28, 2003.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q

INDEX

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheet as of
	March 31, 2003 and December 31, 2002	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited
	At March 31,	At December 31,
	2003	2002

	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$25,009	$10,893
Interest-bearing deposits in other depository institutions	27,207	29,463
Federal Funds Sold	3,763	—

Total cash and cash equivalents	55,979	40,356
Securities available for sale	125,354	100,382
Loans held for sale	1,694	1,557
Loans — Net	827,436	819,136
Federal Home Loan Bank stock	9,180	9,180
Accrued interest receivable and other assets	13,726	14,584
Premises and equipment — Net	16,289	14,989

Total assets	$1,049,658	$1,000,184

LIABILITIES
Deposits:
Noninterest-bearing	$23,349	$22,675
Interest-bearing	696,619	649,155

Total deposits	719,968	671,830

Federal Home Loan Bank advances	169,481	173,003
Accrued interest and other liabilities	10,036	7,196

Total liabilities	899,485	852,029
STOCKHOLDERS’ EQUITY
Preferred stock — $.01 par value; Authorized — 1,000,000 shares;
No shares issued and outstanding	—	—
Common stock — $.01 par value; Authorized — 20,000,000 shares;
Issued — 9,526,761 shares at September 30, 2002 and March 31, 2002	95	95
Additional paid-in capital	92,527	92,528
Unearned compensation — ESOP	(9,082)	(9,082)
Retained earnings	85,612	83,044
Accumulated other comprehensive income	170	322
Common stock in treasury at cost (March 31, 2003 — 1,046,626;
December 31, 2002 — 1,023,126 shares)	(19,149)	(18,752)
Treasury Stock shares held in rabbi trust at cost	(1,636)	(1,590)
Deferred compensation obligation	1,636	1,590

Total stockholders’ equity	150,173	148,155

Total liabilities and stockholders’ equity	$1,049,658	$1,000,184

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
INTEREST INCOME:
Loans	$12,790	$13,418
Federal funds sold and other cash equivalents	99	106
Securities:
Tax-exempt	121	122
Taxable	960	1,823

Total interest income	13,970	15,469
INTEREST EXPENSE
Deposits	3,892	4,567
FHLB advances	2,309	2,173

Total interest expense	6,201	6,740

NET INTEREST INCOME — Before provision for loan losses	7,769	8,729
PROVISION FOR LOAN LOSSES	360	249

NET INTEREST INCOME	7,409	8,480
NON-INTEREST INCOME:
Service charges and other fees	1,027	992
Loan servicing fees	188	147
Mortgage banking activities	2,883	219
Gain on sale of securities	—	—
Other	382	102

Total noninterest income	4,480	1,460
NON-INTEREST EXPENSE:
Compensation, payroll taxes and employee benefits	3,452	2,895
Office occupancy and equipment	875	862
Advertising and business promotion	283	163
Stationery, printing and supplies	334	351
Data processing	146	120
Deposit statement preparation and collections	129	196
Professional Fees	436	283
Appraisal Fees	275	139
Other	867	894

Total noninterest expense	6,797	5,903

INCOME — Before federal income tax expense	5,092	4,037
FEDERAL INCOME TAX EXPENSE	1,891	1,362

NET INCOME	$3,201	$2,675

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,201	$2,675
Adjustments to reconcile net income to net cash operating activities:
Provision for loan losses	360	249
Depreciation	249	301
Amortization (Accretion)	(93)	(98)
Proceeds from sale of mortgage loans held for sale	98,004	43,421
Origination of mortgage loans held for sale	(95,833)	(41,809)
Gain on sale of mortgage loans	(2,308)	(428)
Loss on sale of fixed asset	—	22
Gain on sale of investment securities	—	—
Stock Awards from ESOP	348	224
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	936	734
Increase in accrued interest payable and other liabilities	2,470	(703)

Net cash provided by operating activities	7,334	4,588
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	133	15,856
Proceeds from sale of securities available-for-sale	—	26,982
Purchase of FHLB stock	—	—
Purchase of available-for-sale securities	(25,242)	(28,202)
Net increase in loans	(8,660)	(16,259)
Purchases of premises and equipment	(1,549)	(530)

Net cash used in investing activities	(35,318)	(2,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	48,138	17,351
Dividends declared	(633)	(607)
Purchase of treasury stock	(376)	—
Repayment of FHLB advances	(3,522)	(11,478)
Proceeds from FHLB advances	—	17,800

Net cash provided by financing activities	43,607	23,066

NET DECREASE IN CASH AND CASH EQUIVALENTS	15,623	25,501
CASH AND CASH EQUIVALENTS - Beginning of year	40,356	32,425

CASH AND CASH EQUIVALENTS - End of year	$55,979	$57,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
Interest	$20,355	$24,909
Federal income taxes	4,450	3,620

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

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

     The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s subsidiaries, Citizens Financial Services, Inc. and Citizens First Mortgage LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage LLC receives revenue from interest income on loans. All significant intercompany transactions and balances have been eliminated in the consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operation and cash flows, have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for another quarterly period or for a full year.

(2)  EARNINGS PER SHARE

     Basic earnings per share represents income available to the Company’s common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. At March 31, 2003, the Company had 170,800 outstanding dilutive stock options. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation.

     The weighted-average shares and earnings per share for the three months ended March 31, 2003 and 2002 are detailed in the table below.

	For the	For the
	Three Months Ended	Three Months Ended
	At March 31,	At March 31,
	2003	2002

Average common shares outstanding	8,564,743	9,050,373
Less: Unallocated ESOP shares	660,522	711,331

Shares used in the earnings per share calculation	7,904,221	8,339,042
Dilutive impact of stock options	93	—

Dilutive common shares outstanding	7,904,314	8,339,042

Net income	$3,201	$2,675

Basic Earnings Per Share	$0.40	$0.32

Diluted Earnings Per Share	$0.40	$0.32

(3)  STOCK-BASED INCENTIVE PLAN

     On October 8, 2001, the Company’s stockholders approved a stock-based incentive plan with provisions to grant up to 476,338 stock awards and 1,429,014 stock options. On May 9, 2002, the Company granted 23,100 stock options with an exercise price of $19.85 per share. The options become fully vested at the grant date and are exercisable over a 10-year period. On March 11, 2003, the Company granted 147,700 stock options with an exercise price of $18.88 per share to all employees of the bank. These options were awarded as part of the bank’s incentive based compensation program that rewards employees for reaching or exceeding targeted company and individual performance. All employees are eligible with the exception of the President and CEO who, due to his own request, does not participate in the option program. The options vest 20% per year over five years from the grant date and are exercisable over a 10-year period. On March 31, 2003, the Company had 170,800 options outstanding.

     The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized in determining net income as reported. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below (000s omitted, except per share data):

Three Months Ended
March 31,
2003

Net Income, as reported	3,201
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8)

Pro forma net income	$3,193

Earnings per share
Basic — as reported	$0.40
Basic — pro forma	$0.40
Diluted — as reported	$0.40
Diluted — Pro forma	$0.40

The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions:

March 31,
2003

Dividend Yield	1.60%
Expected life	8 Years
Volatility	22.23%
Risk-free interest rate	4.00%

A summary of the status of the Company’s stock option plan is presented below:

	March 31, 2003
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of year	23,100	$19.85
Granted	147,700	18.88
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	170,800	$19.01

Options exercisable at year-end	23,100	$19.85
Weighted-average fair value of options granted during the year.	$5.10

Information pertaining to options outstanding at March 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$18.00 - $19.00	147,700	10 years	$18.88	—	$—
$19.00 - $20.00	23,100	9.1 years	$19.85	23,100	$19.85

Outstanding at end of year.	170,800			23,100

(4)  RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, (SFAS 147), effective October 1, 2002, supercedes SFAS 72 and requires the acquisition of financial institutions to be accounted for in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. In addition, SFAS 147 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions. The adoption of SFAS 147 will not have an effect on the Company’s financial statements.

     Statement of Financial Accounting Standards No. 148, Accounting for Stock-based Compensation — Transition and Disclosure (SFAS 148), effective for fiscal years ending December 15, 2002, amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and also requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS 148 will not have an effect on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2003 and 2002 and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS. The Company or the Bank may from time to time make written or oral “forward-looking statements.” These forward-looking statements may be contained in this Annual Report to Stockholders, in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”), in other filings with the SEC and in other communications by the Company and the Bank, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs, loan loss allowances and provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, capital and other expenditures and synergies, efficiencies, cost savings and funding and other advantages expected to be realized from various activities. The words “may,” “could,” “should,” “would,” “will”, “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “predict,” “continue” and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. The following factors, many of which are subject to change based on various other factors, including factors beyond the Company’s control, and other factors, including others discussed in this Annual Report to Stockholders, in the Company’s Form 10-K, other factors identified in the Company’s other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company, the Bank and their subsidiaries and their operations or cause their financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company’s or the Bank’s forward-looking statements:

•	The strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The economic impact of past and any future terrorist attacks, acts of war or threats of war and the response of the United States to any of these threats or attacks.

•	The effects of, and changes in, federal, state and local laws, regulations, rules and policies, including laws, regulations, rules and policies affecting taxes, banking, securities, insurance and monetary and financial matters.

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate and other policies of the Federal Reserve Board and policies of the United States Treasury.

•	Inflation, interest rates, market and monetary fluctuations, including the effects of changes in the rate of prepayments of the Bank’s assets.

•	The quality or composition of the Bank’s loan portfolio.

•	Demand for loan products and services.

•	Deposit flows.

•	The ability of the Company and the Bank to compete with other financial institutions due to increases in competitive pressures in the financial services sector.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	The timely development of, and acceptance of, products and services of the Company and the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services.

•	The willingness of users to substitute competitors’ products and services for the Company’ s and the Bank’s products and services.

•	The Company’s and the Bank’s success in gaining regulatory approval of their products and services, when required.

•	The impact of technological changes implemented by the Company and the Bank and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers. In this regard, in October 2002, Citizens First entered into an agreement with Fiserv Solutions, Inc. (“Fiserv”) relating to Fiserv’s ITI software package. Citizens First believes that the Fiserv ITI software package, together with planned upgrades to the Bank’s PCs and data line connectivity, should provide it with significant processing improvements that it believes will allow enhanced customer service and efficiencies within the Bank. There can be no assurance, however, that the planned computer conversion will not be more difficult or expensive than anticipated or have unforeseen consequences. For additional information about the planned computer conversion, see “Planned Computer Conversion” in the Company’s “Business” section of its Form 10-K filed with the SEC for the transition period ended December 31, 2002.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that adversely affects the Company’s business.

•	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

•	Unanticipated litigation or disputes and the costs, effects and outcomes of existing or future litigation or disputes.

•	The effects of, and changes in, accounting principles, guidelines, policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

This list of important factors is not exclusive. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on these statements. Neither the Company nor the Bank undertakes — and each specifically disclaims any obligation — to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank or to release publicly the result of any revisions that may be made to any forward-looking statements, including revisions to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

OPERATING STRATEGY. Citizens First is a community-oriented financial institution, offering a wide range of deposit and loan products to its customers. In recent years, Citizens First’s strategy has been one of controlled balance sheet growth and broader diversification of its loan products and loan portfolio. Beginning in 1995, Citizens First determined that it would originate its fixed-rate one-to-four-family residential mortgage loans primarily for sale, while generally retaining the servicing rights as to those mortgages. Since that time, Citizens First has emphasized originating residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. It has also emphasized increasing sources of noninterest income.

CRITICAL ACCOUNTING POLICIES. Management has established various accounting policies that govern how accounting principles generally accepted in the United States of America are used to prepare the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements of this Annual Report to Stockholders. Certain accounting policies require management to make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the carrying value of certain of the Company’s assets and liabilities, on the Company’s net income and on the Company’s overall financial condition and results of operations. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly as a result of these estimates and assumptions, and different estimates and assumptions could have a material impact on the carrying value of certain of the Company’s assets and liabilities, on the Company’s net income and on the Company’s overall financial condition and results of operations for future reporting periods. Management believes that the Company’s “critical accounting policies” relate to the Bank’s allowance for loan losses and its valuation of its mortgage servicing rights. These policies are described in more detail below.

Allowance for Loan Losses. Citizens First recognizes that losses will be experienced from originating loans and that the risk of loss will vary with, among other factors, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To reflect the perceived risk associated with the Bank’s loan portfolio, the Bank maintains an allowance for loan losses to absorb potential losses from loans in its loan portfolio. As losses are estimated to have occurred, management establishes a provision for loan losses, which is then charged directly against earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses represents management’s estimate of probable losses based on information as of the date of the financial statements. Management evaluates whether the Bank’s loan loss allowance is adequate at least quarterly by assessing the expected losses inherent in its loan portfolio. Management first reviews perceived higher risk loans, such as commercial and multi-family real estate loans and loans with significant balances, and establishes an allowance for those loans. Second, management reviews loans that have deteriorated below certain levels of credit risk, including impaired, or likely uncollectible loans, and loans that have been classified as “watch list” loans, and attributes a specified loan loss allowance to these reviewed loans. For additional information regarding how management determines whether a loan is impaired, or likely uncollectible, see Note 1 to the Company’s Consolidated Financial Statements. Third, an appropriate level of loan loss is then determined for the remaining balance of the loan portfolio by applying varying loan loss factors. Management then analyzes whether the combined loan loss allowance is adequate by considering other factors that may have an impact on the performance of the loan portfolio, such as trends in real estate and collateral values, and adjusts the overall loan loss allowance. For additional information on how management determines the allowance for loan losses, see “Allowance for Loan Losses” in the “Business” section of the Company’s Form 10-K relating to the transition period ended December 31, 2002 that was filed with the SEC.

No assurances can be given that Citizens First’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by Citizens First or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses or if historical trends change. Nevertheless, management believes that, based on information currently available, Citizens First’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. In addition, it is uncertain whether various regulatory agencies, as an integral part of their examination process and in reviewing Citizens First’s loan portfolio, will request that Citizens First increase its allowance for loan losses. Citizens First believes, however, that it has established its existing loan loss allowance in conformity with generally accepted accounting principles. These agencies could, nevertheless, require Citizens First to provide additions to the allowance for loan losses based upon judgments of the agencies that are different from the judgments of management. For additional information about the regulation and supervision applicable to Citizens First and the Bancorp, see “Regulation and Supervision” in the “Business” section of the Company’s Form 10-K relating to the transition period ended December 31, 2002 that was filed with the SEC.

In the last few years, although the percentage of the loan loss allowance to total loans has decreased, the Bank has increased the total amount of its allowance for loan losses to a level that it believes is consistent with that of other comparable financial institutions. For information on the Company’s allowance for loan losses over the last five years, see “Historical Analysis of Loan Loss Allowance” in the “Business” section of the Company’s Form 10-K relating to the transition period ended December 31, 2002 that was filed with the SEC. Because the estimates and assumptions underlying Citizens First’s allowance for loan losses are inherently uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance in the allowance for loan losses could have a material adverse effect on Citizens First’s net income and results of operations.

Valuation of Mortgage Servicing Rights.

The Bank routinely sells its originated residential mortgage loans to investors, mainly Freddie Mac. Although Citizens First sells the mortgage loans, it frequently retains the servicing rights, or the rights to collect payments and otherwise service these loans, for an administrative or servicing fee. The mortgage loans that the Bank services for others are not included as assets in the Company’s consolidated statement of financial condition. Loans serviced for others were approximately $371.5 million and $322.0 million at March 31, 2003 and December 31, 2002, respectively.

Citizens First’s mortgage servicing rights relating to loans serviced for others represent an asset of the Bank. This asset is initially capitalized and included in other assets on the Company’s balance sheet. The mortgage servicing rights are then amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank, including the estimated prepayment speed of the loan and the discount rate used to present value the loan. For example, if the mortgage loan is prepaid, the Bank will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Bank’s loan servicing portfolio, such as loan terms, interest rates and recent prepayment experience, as well as current market interest rate levels, market forecasts and other economic conditions. Based upon the independent third party’s valuation of the Bank’s mortgage servicing rights, management then establishes a valuation allowance to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.

     The balances of the Bank’s capitalized mortgage servicing rights, net of valuation allowance, included in the Company’s other assets at March 31, 2003 and December 31, 2002 were $2,514,000 and $1,939,000, respectively. These balances approximate the fair value of the Bank’s mortgage servicing rights at these dates. The fair values of the Bank’s mortgage servicing rights were determined using annual constant prepayment speeds of 24.72% and 33.93% and discount rates of 7.03% and 7.02% at March 31, 2003 and December 31, 2002, respectively. (Constant prepayment speeds are a statistical measure of the historical or expected prepayment of principal on a mortgage.) Different estimates of the prepayment speeds and discount rates or different assumptions could have a material impact on the value of the mortgage servicing rights and, therefore, on the Company’s valuation allowance. These estimates and assumptions, in turn, could have a material impact on the Company’s assets, net income and results of operations, and, accordingly, the Company considers the Bank’s valuation of mortgage servicing rights to be a “critical accounting policy.”

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

     Total assets increased $49.5 million, or 4.9%, to $1.05 billion at March 31, 2003 from $1.0 billion at December 31, 2002, primarily due to a $25.0 million, or 24.9%, increase in securities available-for-sale, a $15.6 million, or 38.7%, increase in cash and cash equivalents due to sales of fixed rate loans to third parties and a $8.3 million, or 1.0%, increase in net loans. The increase in net loans was primarily due to increased originations of commercial and commercial real estate loans of approximately $20.7 million offset by a decline in one- to four-family real estate loans and construction loans of $11.7 million and $2.1 million respectively. Premises and Equipment increased $1.3 million, or 8.7%, due to an increase in furniture and equipment due to branch renovations and computer equipment for the data processing conversion. Citizens First’s net loans to assets ratio at March 31, 2003 was 78.8% compared to 81.9% at December 31, 2002. These increases were offset by a $858,000, or 5.9%, decrease in accrued interest receivable and other assets due in part to lower market interest rates on loans and securities.

     Nonperforming assets totaled $2.74 million at March 31, 2003 compared to $2.77 million at December 31, 2002, a decrease of $25,000, or 0.9%. This decrease was primarily due to a $56,000 decrease in consumer loans and a $75,000 decrease in commercial loans offset by a $82,000 increase in non-accruing real estate loans due to the slow economy. Nonperforming assets also decreased $25,000 due to the decrease in non-accruing loans offset by a $24,000 increase in real estate owned.

     The following table sets forth information regarding non-accrual loans and real estate owned.

	At March 31,	At December 31,
	2003	2002

	(Dollars in thousands)
Non-accruing loans:
Real Estate	$1,958	$1,876
Consumer	126	182
Commercial	281	356

Total non-accruing loans (1)	2,365	2,414
Real Estate Owned (2)	377	353

Total non-performing assets	$2,742	$2,767

Total non-performing loans as a percentage of total loans	0.28%	0.29%
Total non-performing loans as a percentage of total assets	0.23%	0.24%
Total non-performing assets as a percentage of total loans	0.33%	0.33%
Total non-performing assets as a percentage of total assets	0.26%	0.28%

(1)	Total non-accruing loans equal total non-performing loans.

(2)	Real estate owned balances are shown net of related loss allowances and include repossessed automobiles, which totaled $52.600 and $62,000 at March 31, 2003 and December 31, 2002, respectively.

     The allowance for loan losses was $11.2 million at March 31, 2003, or 1.34% of total loans, as compared to $11.1 million, or 1.33% of total loans, at December 31, 2002. The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

	For Three Months	At
	Ended March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Allowance for loan losses, beginning of period	$11,082	$11,020
Charged-off loans	265	1,102
Recoveries	43	272

Net charge-offs (recoveries)	222	830
Provision for loan losses	360	892

Allowance for loan losses, end of period	$11,220	$11,082

Allowance for loan losses to total loans	1.34%	1.33%
Allowance for loans losses to nonperforming loans	474.42%	459.07%

     Total liabilities increased $47.5 million, or 5.6%, from $852.0 million at December 31, 2002 to $899.5 million at March 31, 2003. The increase was primarily due to a $47.5 million, or 7.3%, increase in interest bearing deposits from $649.2 million at December 31, 2002 to $696.6 million at March 31, 2003. The increase in total liabilities is also due to a $2.8 million, or 39.5%, increase in accrued interest and other liabilities to $10.0 million at March 31, 2003 from $7.2 million at December 31, 2002 offset by a $3.5 million, or 2.0%, decrease in Federal Home Loan Bank advances. The $47.5 million increase in interest-bearing deposits consisted of increases in NOW checking accounts (which increased $970,000, or 1.0%, to $98.4 million), increases in money market deposit accounts (which increased $47.9 million, or 23.8%, to $249.6 million primarily due to new accounts from municipalities and other public entities as well as reallocation of maturing certificates of deposits), and increases in passbook and savings accounts (which increased $6.7 million, or 8.5%, to $84.9 million). These increases were offset by an $8.1 million decrease in certificates of deposit as a result of maturing CD’s transferring to money market deposit accounts as a result of customer’s apparent preference to the liquidity of that type of account. These increases were used to fund loan growth. Non-interest bearing deposits increased $674,000, or 3.0%, to $23.3 million at March 31, 2003 from $22.6 million at December 31, 2002.

     Total equity was $150.2 million at March 31, 2003 compared to $148.2 million at December 31, 2002, an increase of $2.0 million, or 1.4%, due to net income offset by the payment of dividends, the repurchase of 23,500 shares at a cost of $397,000 and a $152,000 decrease in unrealized gains on available for sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Net Income. Net income increased $526,000, or 19.7%, to $3.2 million for the three months ended March 31, 2003 from $2.7 million for the previous period. The increase was primarily due to an increase of $3.0 million, or 206.8%, in noninterest income offset by a $1.1 million, or 12.6% decrease, in net interest income after provision for loans losses an $894,000, or 15.1%, increase in noninterest expense and a $529,000, 38.8%, increase in federal income tax expense.

     Net Interest Income. Net interest income, after provision for loan loss, decreased $1.1 million, or 12.6%, to $7.4 million for the three months ended March 31, 2003 from $8.5 million at March 31, 2002 primarily due to a $1.5 million, or 9.7%, decrease in total interest income offset by a $539,000, or 8.0%, decrease in interest expense. The decrease in interest income was due to an $863,000, or 47.3%, decrease to interest income from taxable securities due to shifting of investments to lower interest earning investments and a $628,000, or 4.7%, decrease in income on loans both due to sustained lower market rates. Total interest expense decreased $539,000, or 8.0%, from $6.7 million for the three months ended March 31, 2002 to $6.2 million for the three months ended March 31, 2003.

     The decrease was primarily due to a $675,000, or 14.8%, decrease in retail deposit interest expense from $4.6 million at March 31, 2002 to $3.9 million for the three months ended March 31, 2003 as a result of lower market interest rates. This decrease was offset by an $136,000 increase to interest expense on Federal Home Loan Bank advances due to higher average balances.

     Provision for Loan Losses. The provision for loan losses increased $111,000, or 44.6%, from $249,000 for the three months ended March 31, 2002 to $360,000 for the three months ended March 31, 2003. The increased provision for loan losses is the result of management’s estimates and loan loss methodology. The loan loss allowance as a percentage of total loans increased from 1.33% at December 31, 2002 to 1.34% at March 31, 2003, and the allowance for loan losses as a percentage of non-performing loans increased from 457.07% at December 31, 2003 to 474.4% at March 31, 2003. Management considers its allowance for loan losses to be one of its critical accounting policies, meaning that in order to determine the allowance and provision for loan losses, management must make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the Company’s net income and on the Company’s overall financial condition and results of operations. For more information, see the caption “Critical Accounting Policies” in this section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Noninterest Income. Non-interest income increased $3.0 million, or 206.8%. One primary factor for the increase was a $2.7 million, or 1,216.4%, increase in income from mortgage banking activities due to an increase in the sale of fixed-rate residential loans to third parties accompanied by a $280,000 increase in other noninterest income due partially to increased income from the bank’s subsidiaries and an increase in ATM/Debit card income. The income from mortgage banking activity represents a large volume of loans sales that is due to management’s determination to sell long term fixed rate residential mortgage loans that it originates. Service charges and other fees increased $35,000, or 3.5%, and loan servicing fees increased 41,000, or 27.9%.

     Noninterest Expense. Noninterest expense increased $894,000, or 15.1%, to $6.8 million for the three months ended March 31, 2003, compared to $5.9 million in the three months ended March 31, 2002. The increase was primarily due to a $557,000, or 19.2%, increase in compensation and employee benefits due to increases to wages, additions to staff and increased direct costs of benefits, and a $153,000, or 54.1% increase in professional fees due to the increased costs associated with being a public company including regulatory changes, advice sought on issues related to employee benefit programs and the work being done in the process of converting from our current data processing vendor to a new system. In addition, appraisal fees increased $136,000, or 97.8%, advertising and business promotion expenses increased $120,000, or 73.6%, data processing expenses increased $26,000, or 21.7% and office occupancy and equipment increased $13,000, or 1.5%. With the increase reported this quarter in premises and equipment, this expense item could be higher in future periods. Stationery, printing and supplies decreased $17,000, or 4.8%, deposit statement preparation expense declined $67,000, or 34.2%, and other noninterest expenses decreased $27,000, or 3.0%.

     Income Taxes. Income taxes for the three months ended March 31, 2003 were $1.9 million, an increase of $529,000, or 38.8%, from $1.4 million for the three months ended March 31, 2002.

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

     The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the three months ended March 31, 2003, Citizens First originated $189.4 million of loans. In fiscal 2002, Citizens First originated $465.9 million of loans and purchased $128.6 million of securities. In fiscal 2001, Citizens First originated $373.1 million of loans and purchased $48.5 million of securities. In fiscal 2000, Citizens First originated $292.5 million of loans and purchased $95.3 of securities.

     Citizens First’s most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First’s operating, financing, lending and investing activities during any given period. At March 31, 2003, cash and short-term investments totaled $56.0 million and securities classified as available-for-sale totaled $125.4 million. In addition, at March 31, 2003, Citizens First had the ability to borrow a total of approximately $268.4 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $172.9 million from the Federal Home Loan Bank.

     Citizens First originates fixed-rate loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. In the first three months of 2003, Citizens First sold $98.0 million of fixed rate mortgage loans. Citizens First sold $191.4 million, $67.3 million and $13.8 million of fixed-rate mortgage loans in 2002, 2001 and 2000, respectively.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $48.1 million for the three months ended March 31, 2003, a net increase of $52.7 million for fiscal 2002, a net decrease of $19.7 million for fiscal 2001 and a net increase of $74.2 million for fiscal 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the three months ended March 31, 2003, Federal Home Loan Bank advances decreased $3.5 million. During fiscal 2002 and 2001, Federal Home Loan Bank advances increased $36.5 million and $44.4 million, respectively.

     At March 31, 2003, Citizens First had outstanding commitments to originate loans of $74.9 million, of which $58.4 million had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2003 totaled $95.2 million. Management believes, based on past experience that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2003, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered “well capitalized” under regulatory guidelines.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2003, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On February 11, 2003, Citizens First Bancorp, Inc. issued a press release which announced that (i) the 2003 annual meeting of stockholders will be held on May 22, 2003; (ii) the record date for stockholders entitled to vote at that 2003 annual meeting is March 31, 2003; (iii) notice of any business which a stockholder desires to be brought before the 2003 annual meeting must be received on or before February 21, 2003; and (iv) any proposal that a stockholder seeks to include in the registrant’s proxy statement for the 2003 annual meeting must be received by March 13, 2003 in order to be included in the proxy statement.

CONFORMED

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.

Dated: May 15, 2003	By:	/s/ Marshall J. Campbell

Marshall J. Campbell
President and Chief Executive Officer
(principal executive officer)

Dated: May 15, 2003	By:	/s/ Timothy D. Regan

Timothy D. Regan
Secretary, Treasurer and Director
(principal financial and accounting officer)

CERTIFICATIONS

I, Marshall J. Campbell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citizens First Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Marshall J. Campbell Marshall J. Campbell, Chief Executive Officer

CERTIFICATIONS

I, Timothy D. Regan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citizens First Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Timothy D. Regan Timothy D. Regan, Chief Financial Officer

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)
3.2	Bylaws of Citizens First Bancorp, Inc. (1)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of From S-1, and any amendments thereto, Registration No. 333-49234.