Form 10-Q
period 2003-06-30
CITIZENS FIRST BANCORP INC
filed 2003-08-14
CIK 1127442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to___________________


                         Commission File Number 0-32041


                          CITIZENS FIRST BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                38-3573582
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


 525 Water Street, Port Huron, Michigan                    48060
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)



                                 (810) 987-8300
                ------------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [ ]

     The Issuer had 8,484,135 shares of common stock, par value $0.01 per share, outstanding as of August 10, 2003.

                          CITIZENS FIRST BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I    FINANCIAL INFORMATION..........................................
Item 1.   Financial Statements (unaudited)
          Consolidated Balance Sheet as of
          June 30, 2003 and December 31, 2002............................    1
          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 2003 and 2002............................    2
          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2003 and 2002........................    3
          Notes to Consolidated Financial Statements.....................    4
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................    7
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....   15
Item 4.   Controls and Procedures........................................   15
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings..............................................   15
Item 2.   Changes in Securities and Use of Proceeds......................   16
Item 3.   Defaults Upon Senior Securities................................   16
Item 4.   Submission of Matters to a Vote of Security Holders............   16
Item 5.   Other Information..............................................   16
Item 6.   Exhibits and Reports on Form 8-K...............................   17

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                               UNAUDITED
                                                               AT JUNE 30,      AT DECEMBER 31,
                                                                  2003               2002
                                                               -----------      ---------------
                                                                  (DOLLARS IN THOUSANDS)
                             ASSETS
Cash and cash equivalents:
   Cash and due from depository institutions                   $   38,542         $   10,893
   Interest-bearing deposits in other depository institutions       8,324             29,463
   Federal Funds Sold                                                   -                  -
                                                               ----------         ----------
         Total cash and cash equivalents                           46,866             40,356

   Securities available for sale                                  134,756            100,382
   Loans held for sale                                                823              1,557
   Loans - Net                                                    841,872            819,136
   Federal Home Loan Bank stock                                     9,180              9,180
   Accrued interest receivable and other assets                    15,301             14,584
   Premises and equipment - Net                                    18,184             14,989
                                                               ----------         ----------
         Total assets                                          $1,066,982         $1,000,184
                                                               ==========         ==========
                          LIABILITIES
   Deposits:
      Noninterest-bearing                                      $  100,153         $   22,675
      Interest-bearing                                            628,485            649,155
                                                               ----------         ----------
         Total deposits                                           728,638            671,830
                                                               ----------         ----------

   Federal Home Loan Bank advances                                172,804            173,003
   Accrued interest and other liabilities                          12,112              7,196
                                                               ----------         ----------
         Total liabilities                                        913,554            852,029

                      STOCKHOLDERS' EQUITY
   Preferred stock - $.01 par value;
   Authorized - 1,000,000 shares;
      No shares issued and outstanding                                  -                  -
   Common stock - $.01 par value;
   Authorized - 20,000,000 shares;
         Issued - 9,526,761 shares at June 30, 2003 and
         December 31, 2002                                             95                 95
   Additional paid-in capital                                      92,528             92,528
   Unearned compensation - ESOP                                    (9,082)            (9,082)
   Retained earnings                                               88,268             83,044
   Accumulated other comprehensive income                             903                322
   Common stock in treasury at cost (June 30, 2003 - 1,046,626;
   December 31, 2002 - 1,023,126 shares)                          (19,149)           (18,752)
   Treasury Stock shares held in rabbi trust at cost               (1,819)            (1,590)
   Deferred compensation obligation                                 1,684              1,590
                                                               ----------         ----------
         Total stockholders' equity                               153,428            148,155
                                                               ----------         ----------
            Total liabilities and stockholders' equity         $1,066,982         $1,000,184
                                                               ==========         ==========

See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                UNAUDITED                      UNAUDITED
                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,       JUNE 30,
                                                          ----------------------         --------       --------
                                                            2003           2002            2003           2002
                                                          -------        -------         -------        -------
                                                          (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
INTEREST INCOME:
   Loans                                                  $13,269        $13,650         $26,059        $27,068
   Federal funds sold and other cash equivalents              127            110             226            216
   Securities:
      Tax-exempt                                              130            122             251            244
      Taxable                                                 867          1,448           1,827          3,271
                                                          -------        -------         -------        -------
         Total interest income                             14,393         15,330          28,363         30,799
INTEREST EXPENSE
   Deposits                                                 3,427          4,456           7,319          9,023
   FHLB advances                                            2,368          2,258           4,677          4,431
                                                          -------        -------         -------        -------
         Total interest expense                             5,795          6,714          11,996         13,454
                                                          -------        -------         -------        -------
NET INTEREST INCOME - Before provision for loan losses      8,598          8,616          16,367         17,345
PROVISION FOR LOAN LOSSES                                     360            274             720            523
                                                          -------        -------         -------        -------
NET INTEREST INCOME                                         8,238          8,342          15,647         16,822
NON-INTEREST INCOME:
   Service charges and other fees                           1,254            957           2,281          1,949
   Loan servicing fees                                        275            144             463            291
   Mortgage banking activities                              1,620            (81)          4,503            138
   Gain on sale of securities                                   -            108               -            108
   Other                                                      313            475             695            577
                                                          -------        -------         -------        -------
         Total noninterest income                           3,462          1,603           7,942          3,063
NON-INTEREST EXPENSE:
   Compensation, payroll taxes and employee benefits        3,569          2,919           7,021          5,814
   Office occupancy and equipment                             690            873           1,565          1,735
   Advertising and business promotion                         339            163             622            326
   Stationery, printing and supplies                          399            353             733            704
   Data processing                                             25            118             171            238
   Deposit statement preparation and collections              163            179             292            375
   Professional Fees                                          487            262             923            545
   Appraisal Fees                                             205             75             480            214
   Other                                                    1,030            628           1,897          1,522
                                                          -------        -------         -------        -------
         Total noninterest expense                          6,907          5,570          13,704         11,473
                                                          -------        -------         -------        -------
INCOME - Before federal income tax expense                  4,793          4,375           9,885          8,412
FEDERAL INCOME TAX EXPENSE                                  1,517          1,544           3,408          2,906
                                                          -------        -------         -------        -------
NET INCOME                                                $ 3,276        $ 2,831         $ 6,477        $ 5,506
                                                          =======        =======         =======        =======

Basic EPS                                                 $  0.42        $  0.34         $  0.82        $  0.66
Diluted EPS                                               $  0.42        $  0.34         $  0.82        $  0.66


See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        UNAUDITED
                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                ------------------------
                                                                                  2003            2002
                                                                                ---------       --------
                                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   6,477       $  5,506
   Adjustments to reconcile net income to net cash operating activities:
      Provision for deferred taxes                                                      -            420
      Provision for loan losses                                                       360            523
      Depreciation                                                                    527            593
      Amortization (Accretion)                                                         72           (259)
      Proceeds from sale of mortgage loans held for sale                          203,095         73,518
      Origination of mortgage loans held for sale                                (198,942)       (71,828)
      Gain on sale of mortgage loans                                               (3,419)          (663)
      Loss on sale of fixed asset                                                       -             22
      Gain on sale of investment securities                                             -           (108)
   Change in assets and liabilities:
      (Increase) decrease in accrued interest receivable and other assets          (1,152)         1,360
      Increase in accrued interest payable and other liabilities                    4,916          2,243
                                                                                ---------       --------
            Net cash provided by operating activities                              11,934         11,327

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for-sale                       11,125         21,394
   Proceeds from sale of securities available-for-sale                                  -         33,882
   Purchase of FHLB stock                                                               -           (500)
   Purchase of available-for-sale securities                                      (44,690)       (29,202)
   Net increase in loans                                                          (23,096)       (55,507)
   Purchases of premises and equipment                                             (3,722)        (1,325)
                                                                                ---------       --------
            Net cash used in investing activities                                 (60,383)       (31,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                        56,808         32,841
   Dividends declared                                                              (1,253)        (1,331)
   Purchase of treasury stock                                                        (397)        (6,963)
   Repayment of FHLB advances                                                      (3,522)       (14,478)
   Proceeds from FHLB advances                                                      3,323         23,193
                                                                                ---------       --------
            Net cash provided by financing activities                              54,959         33,262
                                                                                ---------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           6,510         13,331
CASH AND CASH EQUIVALENTS - Beginning of year                                      40,356         32,425
                                                                                ---------       --------
CASH AND CASH EQUIVALENTS - End of year                                         $  46,866       $ 45,756
                                                                                ---------       --------


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

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operation and cash flows, have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for another quarterly period or for a full year.

(2)  EARNINGS PER SHARE

     Basic earnings per share represents income available to the Company's common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. At June 30, 2003, the Company had 170,800 outstanding dilutive stock options. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation.

     The weighted-average shares and earnings per share for the six months ended June 30, 2003 and the three months ended June 30, 2003 and March 31, 2003 are detailed in the table below.


                                                        For the                 For the                  For the
                                                   Six Months Ended        Three Months Ended      Three Months Ended
                                                        June 30,                June 30,                March 31,
                                                         2003                     2003                    2003
                                                   ----------------        ------------------      ------------------
Average common shares outstanding                      8,524,906               8,455,539                8,564,743
Less:  Unallocated ESOP shares                           660,522                 660,522                  660,522
                                                      ----------              ----------               ----------
Shares used in the earnings per share calculation      7,864,384               7,795,017                7,904,221
Dilutive impact of stock options                          11,620                  11,620                       93
                                                      ----------              ----------               ----------
Dilutive common shares outstanding                     7,876,004               7,806,637                7,904,314
                                                      ==========              ==========               ==========
Net income                                            $    6,477              $    3,276               $    3,201
                                                      ==========              ==========               ==========
Basic Earnings Per Share                              $     0.82              $     0.42               $     0.40
                                                      ==========              ==========               ==========
Diluted Earnings Per Share                            $     0.82              $     0.42               $     0.40
                                                      ==========              ==========               ==========


(3)  STOCK-BASED INCENTIVE PLAN

     On October 8, 2001, the Company's stockholders approved a stock-based incentive plan with provisions to grant up to 476,338 stock awards and 1,429,014 stock options. On May 9, 2002, the Company granted 23,100 stock options with an exercise price of $19.85 per share. The options become fully vested at the grant date and are exercisable over a 10-year period. On March 11, 2003, the Company granted 147,700 stock options with an exercise price of $18.88 per share to all employees of the bank. These options were awarded as part of the bank's incentive based compensation program that rewards employees for reaching or exceeding targeted company and individual performance. All employees are eligible with the exception of the President and CEO who, due to his own request, does not participate in the option program. The options vest 20% per year over five years from the grant date and are exercisable over a 10-year period. On June 30, 2003, the Company had 170,800 options outstanding.

The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized in determining net income as reported. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (000s omitted, except per share data):

                                                          Six Months Ended
                                                           June 30, 2003
                                                          ----------------
Net Income, as reported                                         6,477
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects              (34)
                                                               ------
Pro forma net income                                           $6,443
                                                               ======
Earnings per share
  Basic - as reported                                          $ 0.82
  Basic - pro forma                                            $ 0.82

  Diluted - as reported                                        $ 0.82
  Diluted - Pro forma                                          $ 0.82


The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   June 30,
                                     2003
                                   --------
Dividend Yield                        1.59%
Expected life                       8 Years
Volatility                           21.59%
Risk-free interest rate               4.00%


A summary of the status of the Company's stock option plan is presented below:

                                            June 30, 2003
                                       -----------------------------
                                                        Weighted
                                                         Average
                                        Shares        Exercise Price
                                       --------       --------------
Outstanding at beginning of year         23,100           $19.85
Granted                                 147,700            18.88
Exercised                                     -                -
Forfeited                                     -                -
                                        -------
Outstanding at end of year              170,800           $19.01
                                        =======

Options exercisable at year-end          23,100           $19.85

Weighted-average fair
  value of options granted
  during the year.                      $  5.29


Information pertaining to options outstanding at June 30, 2003 is as follows:

                                                   Weighted
                                                   Average       Weighted                      Weighted
                                                  Remaining       Average                       Average
                                    Number       Contractual     Exercise         Number       Exercise
Range of Exercise Prices          Outstanding        Life          Price       Exercisable       Price
------------------------          -----------    -----------     -------       -----------     --------
$18.00 - $19.00                     147,700        9.7 years      $18.88              -          $    -
$19.00 - $20.00                      23,100        8.8 years      $19.85         23,100          $19.85
                                    -------                                      ------
Outstanding at end of year.         170,800                                      23,100          $19.85
                                    =======                                      ======


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

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE (SFAS 148), effective for fiscal years ending December 15, 2002, amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and also requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS 148 will not have an effect on the Company's financial statements.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 149) In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard is not expected to have a material effect on the Company's Financial Statements.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (SFAS
150) In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard did not have a material effect on the Company's Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45, (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2003 and 2002 and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

     FORWARD-LOOKING STATEMENTS. The Company or the Bank may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this Annual Report to Stockholders, in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC"), in other filings with the SEC and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs, loan loss allowances and provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, capital and other expenditures and synergies, efficiencies, cost savings and funding and other advantages expected to be realized from various activities. The words "may," "could," "should," "would," "will", "believe," "anticipate," "estimate," "expect," "intend," "plan," "project," "predict," "continue" and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements include statements with respect to the Company's beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. The following factors, many of which are subject to change based on various other factors, including factors beyond the Company's control, and other factors, including others discussed in this Annual Report to Stockholders, in the Company's Form 10-K, other factors identified in the Company's other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company, the Bank and their subsidiaries and their operations or cause their financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company's or the Bank's forward-looking statements:

o The strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.
o The economic impact of past and any future terrorist attacks, acts of war or threats of war and the response of the United States to any of these threats or attacks.
o The effects of, and changes in, federal, state and local laws, regulations, rules and policies, including laws, regulations, rules and policies affecting taxes, banking, securities, insurance and monetary and financial matters.
o The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate and other policies of the Federal Reserve Board and policies of the United States Treasury.
o Inflation, interest rates, market and monetary fluctuations, including the effects of changes in the rate of prepayments of the Bank's assets.
o    The quality or composition of the Bank's loan portfolio.
o    Demand for loan products and services.
o    Deposit flows.
o The ability of the Company and the Bank to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
o The ability of the Company to obtain new customers and to retain existing customers.
o The timely development of, and acceptance of, products and services of the Company and the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services.
o The willingness of users to substitute competitors' products and services for the Company' s and the Bank's products and services.
o The Company's and the Bank's success in gaining regulatory approval of their products and services, when required.
o The impact of technological changes recently implemented by the Company and the Bank and by other parties, including third party vendors. In this regard, in October 2002, Citizens First entered into an agreement with Fiserv Solutions, Inc. ("Fiserv") relating to Fiserv's ITI software package. Citizens First believes that the Fiserv ITI software package, together with upgrades to the Bank's PCs and data line connectivity, should provide it with significant processing improvements that it believes will allow enhanced customer service and efficiencies within the Bank. The conversion was successfully completed during this quarterly reporting period. For additional information about the computer conversion, see "Planned Computer Conversion" in the Company's "Business" section of its Form 10-K filed with the SEC for the transition period ended December 31, 2002.
o The ability of the Company to develop and maintain secure and reliable electronic systems.
o The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.
o Consumer spending and saving habits which may change in a manner that adversely affects the Company's business.
o Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.
o Unanticipated litigation or disputes and the costs, effects and outcomes of existing or future litigation or disputes.
o The effects of, and changes in, accounting principles, guidelines, policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
o The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

This list of important factors is not exclusive. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on these statements. Neither the Company nor the Bank undertakes - and each specifically disclaims any obligation - to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank or to release publicly the result of any revisions that may be made to any forward-looking statements, including revisions to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

CRITICAL ACCOUNTING POLICIES. Management has established various accounting policies that govern how accounting principles generally accepted in the United States of America are used to prepare the Company's financial statements. The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements of this Annual Report to Stockholders. Certain accounting policies require management to make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the carrying value of certain of the Company's assets and liabilities, on the Company's net income and on the Company's overall financial condition and results of operations. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly as a result of these estimates and assumptions, and different estimates and assumptions could have a material impact on the carrying value of certain of the Company's assets and liabilities, on the Company's net income and on the Company's overall financial condition and results of operations for future reporting periods. Management believes that the Company's "critical accounting policies" relate to the Bank's allowance for loan losses and its valuation of its mortgage servicing rights. These policies are described in more detail below.

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

The allowance for loan losses represents management's estimate of probable losses based on information as of the date of the financial statements. Management evaluates whether the Bank's loan loss allowance is adequate at least quarterly by assessing the expected losses inherent in its loan portfolio. Management first reviews perceived higher risk loans, such as commercial and multi-family real estate loans and loans with significant balances, and establishes an allowance for those loans. Second, management reviews loans that have deteriorated below certain levels of credit risk, including impaired, or likely uncollectible loans, and loans that have been classified as "watch list" loans, and attributes a specified loan loss allowance to these reviewed loans. For additional information regarding how management determines whether a loan is impaired, or likely uncollectible, see Note 1 to the Company's Consolidated Financial Statements. Third, an appropriate level of loan loss is then determined for the remaining balance of the loan portfolio by applying varying loan loss factors. Management then analyzes whether the combined loan loss allowance is adequate by considering other factors that may have an impact on the performance of the loan portfolio, such as trends in real estate and collateral values, and adjusts the overall loan loss allowance. For additional information on how management determines the allowance for loan losses, see "Allowance for Loan Losses" in the "Business" section of the Company's Form 10-K relating to the transition period ended December 31, 2002 that was filed with the SEC.

No assurances can be given that Citizens First's level of allowance for loan losses will be sufficient to cover future loan losses incurred by Citizens First or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses or if historical trends change. Nevertheless, management believes that, based on information currently available, Citizens First's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. In addition, it is uncertain whether various regulatory agencies, as an integral part of their examination process and in reviewing Citizens First's loan portfolio, will request that Citizens First increase its allowance for loan losses. Citizens First believes, however, that it has established its existing loan loss allowance in conformity with generally accepted accounting principles. These agencies could, nevertheless, require Citizens First to provide additions to the allowance for loan losses based upon judgments of the agencies that are different from the judgments of management. For additional information about the regulation and supervision applicable to Citizens First and the Bancorp, see "Regulation and Supervision" in the "Business" section of the Company's Form 10-K relating to the transition period ended December 31, 2002 that was filed with the SEC.

In the last few years, although the percentage of the loan loss allowance to total loans has decreased, the Bank has increased the total amount of its allowance for loan losses to a level that it believes is consistent with that of other comparable financial institutions. For information on the Company's allowance for loan losses over the last five years, see "Historical Analysis of Loan Loss Allowance" in the "Business" section of the Company's Form 10-K relating to the transition period ended December 31, 2002 that was filed with the SEC. Because the estimates and assumptions underlying Citizens First's allowance for loan losses are inherently uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance in the allowance for loan losses could have a material adverse effect on Citizens First's net income and results of operations.

VALUATION OF MORTGAGE SERVICING RIGHTS.

The Bank routinely sells its originated residential mortgage loans to investors, mainly Freddie Mac. Although Citizens First sells the mortgage loans, it frequently retains the servicing rights, or the rights to collect payments and otherwise service these loans, for an administrative or servicing fee. The mortgage loans that the Bank services for others are not included as assets in the Company's consolidated statement of financial condition. Loans serviced for others were approximately $433.6 million and $322.0 million at June 30, 2003 and December 31, 2002, respectively.

Citizens First's mortgage servicing rights relating to loans serviced for others represent an asset of the Bank. This asset is initially capitalized and included in other assets on the Company's balance sheet. The mortgage servicing rights are then amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank, including the estimated prepayment speed of the loan and the discount rate used to present value the loan. For example, if the mortgage loan is prepaid, the Bank will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank's balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party's valuation of the mortgage servicing rights is based on relevant characteristics of the Bank's loan servicing portfolio, such as loan terms, interest rates and recent prepayment experience, as well as current market interest rate levels, market forecasts and other economic conditions. Based upon the independent third party's valuation of the Bank's mortgage servicing rights, management then establishes a valuation allowance to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.

     The balances of the Bank's capitalized mortgage servicing rights, net of valuation allowance, included in the Company's other assets at June 30, 2003 and December 31, 2002 were $2,854,000 and $1,939,000, respectively. These balances approximate the fair value of the Bank's mortgage servicing rights at these dates. The fair values of the Bank's mortgage servicing rights were determined using annual constant prepayment speeds of 21.35% and 33.93% and discount rates of 7.36% and 7.02% at June 30, 2003 and December 31, 2002, respectively. (Constant prepayment speeds are a statistical measure of the historical or expected prepayment of principal on a mortgage.) Different estimates of the prepayment speeds and discount rates or different assumptions could have a material impact on the value of the mortgage servicing rights and, therefore, on the Company's valuation allowance. These estimates and assumptions, in turn, could have a material impact on the Company's assets, net income and results of operations, and, accordingly, the Company considers the Bank's valuation of mortgage servicing rights to be a "critical accounting policy."


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

     Total assets increased $66.8 million, or 6.7%, to $1.07 billion at June 30, 2003 from $1.0 billion at December 31, 2002, primarily due to a $34.4 million, or 34.2%, increase in securities available-for-sale, a $6.5 million, or 16.1%, increase in cash and cash equivalents due to sales of fixed rate loans to third parties and a $22.7 million, or 2.8%, increase in net loans. The increase in net loans was primarily due to increased originations of commercial and commercial real estate loans of approximately $41.9 million and an $9.8 million increase in other consumer loans offset by a decline in one- to four-family real estate loans and construction loans of $26.7 million and $1.7 million respectively. Premises and Equipment increased $3.2 million, or 21.3%, due to the recent branch expansion in Wadhams and an increase in furniture and equipment due to branch renovations and computer equipment for the data processing conversion. Citizens First's net loans to assets ratio at June 30, 2003 was 78.9% compared to 81.9% at December 31, 2002.

     Nonperforming loans totaled $3.4 million at June 30, 2003 compared to $2.4 million at December 31, 2002, an increase of $1.0 million, or 39.7%. This increase was primarily due to a $760,000 increase in commercial loans and a $254,000 increase in real estate loans due to the slow economy offset by a $55,000 decrease in non-accruing consumer loans. Nonperforming assets also increased $1.2 million due to the increase in non-accruing loans and an increase of $194,000 in real estate owned.

     The following table sets forth information regarding non-accrual loans and real estate owned.

                                                     At June 30,   At December 31,
                                                        2003            2002
                                                     -----------   ---------------
                                                       (Dollars in thousands)
Non-accruing loans:
  Real Estate                                          $2,130          $1,876
  Consumer                                                127             182
  Commercial                                            1,116             356
                                                       ------          ------
    Total non-accruing loans (1)                        3,373           2,414
Real Estate Owned (2)                                     547             353
                                                       ------          ------
    Total non-performing assets                         3,920          $2,767
                                                       ======          ======
    Total non-performing loans as a percentage of
      total loans                                        0.39%           0.29%
    Total non-performing loans as a percentage of
      total assets                                       0.32%           0.24%
    Total non-performing assets as a percentage of
      total loans                                        0.46%           0.33%
    Total non-performing assets as a percentage of
      total assets                                       0.37%           0.28%

---------------------------
(1) Total non-accruing loans equal total non-performing loans.
(2) Real estate owned balances are shown net of related loss allowances and include repossessed automobiles, which totaled $96,900 and $62,000 at June 30, 2003 and December 31, 2002, respectively.


     The allowance for loan losses was $11.2 million at June 30, 2003, or 1.34% of total loans, as compared to $11.1 million, or 1.33% of total loans, at December 31, 2002. The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                    For Six Months         At
                                                    Ended June 30,     December 31,
                                                         2003             2002
                                                    --------------     ------------
                                                         (Dollars in thousands)

Allowance for loan losses, beginning of period         $11,082          $11,020
Charged-off loans                                          416            1,102
Recoveries                                                  97              272
                                                       -------          -------
Net charge-offs (recoveries)                               319              830
Provision for loan losses                                  720              892
                                                       -------          -------
Allowance for loan losses, end of period               $11,483          $11,082
                                                       =======          =======

Allowance for loan losses to total loans                 1.34%            1.33%
Allowance for loans losses to nonperforming loans      340.44%          459.07%


     Total liabilities increased $61.5 million, or 7.2%, from $852.0 million at December 31, 2002 to $913.6 million at June 30, 2003. The increase was primarily due to a $77.5 million, or 341.7%, increase in noninterest bearing deposits from $22.7 million at December 31, 2002 to $100.2 million at June 30, 2003. The increase in total liabilities is also due to a $4.9 million, or 68.3%, increase in accrued interest and other liabilities to $12.1 million at June 30, 2003 from $7.2 million at December 31, 2002 offset by a $199,000, or 0.1%, decrease in Federal Home Loan Bank advances and a $20.7 million, or 3.2%, decrease in interest bearing deposits. The $77.5 million increase in noninterest-bearing deposits consisted of increases in noninterest bearing checking accounts. The decrease in interest bearing deposits consisted of a $14.1 million decrease in certificates of deposit and a $16.2 million decrease in money market deposit accounts offset by a $5.8 million increase in passbook savings accounts and a $3.8 million increase in NOW checking accounts.

     Total equity was $153.4 million at June 30, 2003 compared to $148.2 million at December 31, 2002, an increase of $5.3 million, or 3.6%, due to net income, a $582,000 increase in unrealized gains on available for sale securities offset by the payment of dividends.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND
2002

     NET INCOME. Net income increased $445,000, or 15.7%, to $3.3 million for the three months ended June 30, 2003 from $2.8 million for the previous period. The increase was primarily due to an increase of $1.9 million, or 116.0%, in noninterest income offset by a $1.3 million, or 24.0%, increase in noninterest expense and a $104,000 decrease in net interest income after provision for loans losses.

     NET INTEREST INCOME. Net interest income, after provision for loan loss, decreased $104,000, or 1.2%, to $8.2 million for the three months ended June 30, 2003 from $8.3 million at June 30, 2002 primarily due to a $937,000, or 6.1%, decrease in total interest income offset by a $919,000, or 13.7%, decrease in interest expense. The decrease in interest income was due to an $581,000, or 40.1%, decrease to interest income from taxable securities due to shifting of investments to lower interest earning investments and a $381,000, or 2.8%, decrease in income on loans both due to sustained lower market rates. Total interest expense decreased $919,000, or 13.7%, from $6.7 million for the three months ended June 30, 2002 to $5.8 million for the three months ended June 30, 2003. The decrease was primarily due to a $1.0 million, or 23.1%, decrease in retail deposit interest expense from $4.5 million at June 30, 2002 to $3.4 million for the three months ended June 30, 2003 as a result of lower market interest rates. This decrease was offset by an $110,000 increase to interest expense on Federal Home Loan Bank advances due to higher average balances.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased $86,000, or 31.4%, from $274,000 for the three months ended June 30, 2002 to $360,000 for the three months ended June 30, 2003. The increased provision for loan losses is the result of management's estimates and loan loss methodology. The loan loss allowance as a percentage of total loans increased from 1.33% at December 31, 2002 to 1.34% at June 30, 2003, and the allowance for loan losses as a percentage of non-performing loans decreased from 459.07% at December 31, 2003 to 340.44% at June 30, 2003. Management considers its allowance for loan losses to be one of its critical accounting policies, meaning that in order to determine the allowance and provision for loan losses, management must make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the Company's net income and on the Company's overall financial condition and results of operations. For more information, see the caption "Critical Accounting Policies" in this section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."


     NONINTEREST INCOME. Non-interest income increased $1.9 million, or 116.0%. The primary factor for this increase was a $1.7 million, or 2,100.0%, increase in income from mortgage banking activities due to an increase in the sale of fixed-rate residential loans to third parties accompanied by a $297,000 increase in service charges and other fees and a $131,000 increase in loan servicing fees. These increases were offset by a decrease of $108,000 in gains on sales of securities and a $162,000, or 34.1%, decrease in other noninterest income due to fees waived during the process of the conversion.

     NONINTEREST EXPENSE. Noninterest expense increased $1.3 million, or 24.0%, to $6.9 million for the three months ended June 30, 2003, compared to $5.6 million in the three months ended June 30, 2002. The increase was primarily due to a $650,000, or 22.3%, increase in compensation and employee benefits due to increases to wages, additions to staff and increased direct costs of benefits, a $176,000 increase in advertising and promotion partially to the opening of new branches and the re-opening of renovated offices, and a $225,000, or 85.9% increase in professional fees due to the increased costs associated with being a public company including regulatory changes specifically the Sarbanes-Oxley Act. In addition, appraisal fees increased $130,000, or 173.3%, and other noninterest expenses increased $402,000, or 64.0%. These increases were offset by a $183,000 decrease in office occupancy costs, a one-time $93,000 decrease in data processing due to the conversion of the company's data processing system and a $16,000 decrease in deposit statement preparation.

     INCOME TAXES. Income taxes for the three months ended June 30, 2003 were $1.52 million, a decrease of $27,000, or 1.7%, from $1.54 million for the three months ended June 30, 2002.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     NET INCOME. Net income increased $971,000, or 17.6%, to $6.5 million for the six months ended June 30, 2003 from $5.5 million for the previous period. The increase was primarily due to an increase of $4.9 million, or 159.3%, in noninterest income offset by a $2.2 million, or 19.4%, increase in noninterest expense and a $1.2 million, or 7.0%, decrease in net interest income after provision for loans losses.

     NET INTEREST INCOME. Net interest income, after provision for loan loss, decreased $1.2 million, or 7.0%, to $15.6 million for the six months ended June 30, 2003 from $16.8 million at June 30, 2002 primarily due to a $2.4 million, or 7.9%, decrease in total interest income offset by a $1.5 million, or 10.8%, decrease in total interest expense. The decrease in interest income was due to an $1.4 million, or 44.1%, decrease to interest income from taxable securities due to lower interest rates and a $1.0 million, or 3.7%, decrease in income on loans also due to sustained lower market rates. Total interest expense decreased $1.5 million from $13.4 million for the six months ended June 30, 2002 to $11.9 million for the six months ended June 30, 2003. Deposit expense declined $1.7 million, or 18.9% as a result of lower rates paid on deposit accounts. Interest expense on Federal Home Loan Bank advances increased $246,000, or 5.6%, due to higher average rates.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased $197,000, or 37.7%, from $523,000 for the six months ended June 30, 2002 to $720,000 for the six months ended June 30, 2003. The increased provision for loan losses is the result of management's estimates and loan loss methodology. The loan loss allowance as a percentage of total loans increased from 1.33% at December 31, 2002 to 1.34% at June 30, 2003, and the allowance for loan losses as a percentage of non-performing loans decreased from 459.07% at December 31, 2003 to 340.44% at June 30, 2003. Management considers its allowance for loan losses to be one of its critical accounting policies, meaning that in order to determine the allowance and provision for loan losses, management must make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the Company's net income and on the Company's overall financial condition and results of operations. For more information, see the caption "Critical Accounting Policies" in this section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."


     NONINTEREST INCOME. Non-interest income increased $4.9 million, or 159.3% for the six months ended June 30, 2003. The increase was primarily due to a $4.4 million, or 3,163.0%, increase in income from mortgage banking activities due to an increase in sales of fixed-rate residential loans to third parties accompanied by a $332,000 increase in service charges and other fees and a $172,000 increase in loan servicing fees. These increases represent a significant portion of the increase in net income for both the three and six month periods. As rates change and the number of customers that seek to refinance their existing loans or borrow to purchase new homes declines, the income that is generated by the sales of these loans could be adversely affected. Other noninterest income increased $118,000, or 20.5% due to in part to increase income from trust services. These increases were offset by a decrease of $108,000 in gains on sales of securities.

     NONINTEREST EXPENSE. Noninterest expense increased $2.2 million, or 19.4%, to $13.7 million for the six months ended June 30, 2003, compared to $11.5 million in the six months ended June 30, 2002. The increase was primarily due to a $1.2 million, or 20.8%, increase in compensation and employee benefits due to normal increases to wages, increases in the number of employees and an increase in the cost of benefits, a $296,000 increase in advertising and promotion partially to the opening of new branches and the purchase of promotional items, a $378,000, or 69.4% increase in professional fees due to the increased legal and accounting costs associated with regulatory changes specifically the Sarbanes-Oxley Act. In addition, appraisal fees increased $266,000, or 124.3%, due to high volumes of loans being refinanced and a $375,000, or 24.6% increase in other noninterest expenses due to increased use of outside service providers part of which were directly related to the data processing conversion. These increases were offset by a $170,000 decrease in office occupancy, a $67,000 decrease in data processing due to a one-time credit as a result of the conversion of the company's data processing system and a $83,000 decrease in deposit statement preparation.

     INCOME TAXES. Income taxes for the six months ended June 30, 2003 were $3.4 million, an increase of $502,000, or 17.3%, from $2.9 million for the six months ended June 30, 2002 reflective of the increase in net income.

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

     The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the six months ended June 30, 2003, Citizens First originated $198.98 million of loans. In fiscal 2002, Citizens First originated $465.9 million of loans and purchased $128.6 million of securities.

     Citizens First's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First's operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and short-term investments totaled $46.8 million and securities classified as available-for-sale totaled $134.8 million. In addition, at June 30, 2003, Citizens First had the ability to borrow a total of approximately $268.4 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $172.9 million from the Federal Home Loan Bank.

     Citizens First originates fixed-rate loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. In the first six months of 2003, Citizens First sold $203.1 million of fixed rate mortgage loans. Citizens First sold $191.4 million in loans in 2002.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $56.8 million for the six months ended June 30, 2003, a net increase of $52.7 million for fiscal 2002, a net decrease of $19.7 million for fiscal 2001 and a net increase of $74.2 million for fiscal 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the six months ended June 30, 2003, Federal Home Loan Bank advances decreased $199,000. During fiscal 2002 and 2001, Federal Home Loan Bank advances increased $36.5 million and $44.4 million, respectively.

     At June 30, 2003, Citizens First had outstanding commitments to originate loans of $82.5 million, of which $64.4 million had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2003 totaled $70.3 million. Management believes, based on past experience that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2003, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered "well capitalized" under regulatory guidelines.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2003, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company's Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the filing date of this quarterly report, and, based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of the stockholders of the Company was held on May 22, 2003. The results of the vote were as follows:

     1. The following individuals were elected as directors, for a three-year term:

                                          VOTES FOR         VOTES WITHHELD
                                          ---------         --------------

         Marshall J. Campbell             5,569,258             86,236

         Christopher A. Kellerman         5,535,713            119,781


     2. The ratification of the appointment of Plante & Moran, PLLC as independent auditors of Citizens First Bancorp, Inc. for the fiscal year ended December 31, 2003:

                 FOR                 AGAINST            ABSTAIN
              ---------              -------            -------
              5,535,271              116,193              4,030

     3. The approval of the Citizens First Bancorp, Inc. Management Restricted Stock Purchase Plan:

                 FOR                 AGAINST            ABSTAIN
              ---------              -------            -------
              2,800,425              803,312             11,845

     4. The approval of the Citizens First Bancorp, Inc. Executive Stock Ownership Plan Agreement:

                 FOR                 AGAINST            ABSTAIN
              ---------              -------            -------
              3,043,338              555,552             16,692

     5.  The approval of the Citizens First Group Directors' Deferred Fee Plan:

                 FOR                 AGAINST            ABSTAIN
              ---------              -------            -------
              2,642,209              953,450             19,923



Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).

     (a)  Exhibits

              2.0 Merger Agreement between Citizens First Bancorp, Inc. and Metro Bancorp, Inc. (3)

              3.1   Certificate of Incorporation of Citizens First Bancorp, Inc.
                    (1)

              3.2   Bylaws of Citizens First Bancorp, Inc. (1)

              10.1 Amended and Restated Management Restricted Stock Purchase Plan (2)

              10.2 Amended and Restated Executive Stock Ownership Plan Agreement (2)

              10.3  Citizens First Group Directors' Deferred Fee Plan (2)

              31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     --------------
     (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-49234.
     (2) Incorporated by reference into this document from the Exhibits filed with the Proxy Statement on April 21, 2003.
     (3) Incorporated by reference into this document from the 8-K filed on May 22, 2003


     (b)  Reports on Form 8-K

          1. On May 5, 2003, the Registrant announced (i) financial results for the first quarter ended March 31, 2003, reporting earnings of $3.2 million, or $.40 per share; and (ii) that the Company's board of directors has declared a quarterly cash dividend of $0.08 per share, payable on May 19, 2003 to stockholders of record on May 8, 2003.

          2. Citizens First Bancorp, Inc. (the "Company") executed an Agreement and Plan of Merger (the "Agreement") with Metro Bancorp, Inc. ("Metro Bancorp") dated May 21, 2003, pursuant to which the Company will acquire Metro Bancorp. Under the terms of the Agreement, shareholders of Metro Bancorp will receive $711.73 for each common share of Metro Bancorp outstanding on the effective date of the Acquisition (the "Acquisition").

               The Company is a unitary savings and loan holding company headquartered in Port Huron, Michigan. Metro Bancorp is a registered bank holding company headquartered in Farmington Hills, Michigan.

               The Acquisition is subject to approval by the shareholders of Metro Bancorp and is subject to certain regulatory approvals.

               Following the Acquisition, and upon the receipt of all necessary regulatory approvals, Metro Bancorp's wholly owned subsidiary, Metrobank will be operated as a wholly owned subsidiary of the Company.

                                                                       CONFORMED

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CITIZENS FIRST BANCORP, INC.

       Dated: August 14, 2003       By:    /s/ Marshall J. Campbell
                                           ------------------------
                                           Marshall J. Campbell
                                           President and Chief Executive Officer
                                           (principal executive officer)

       Dated: August 14, 2003       By:    /s/ Timothy D. Regan
                                           --------------------
                                           Timothy D. Regan
                                           Secretary, Treasurer and Director
                                           (principal financial and accounting
                                           officer)

                                  Exhibit Index

       EXHIBIT
          NO.                       DESCRIPTION
       -------                      -----------
         2.0        Merger Agreement between Citizens First Bancorp, Inc. and
                    Metro Bancorp, Inc. (3)

         3.1        Certificate of Incorporation of Citizens First Bancorp, Inc.
                    (1)

         3.2        Bylaws of Citizens First Bancorp, Inc. (1)

         10.1       Amended and Restated Management Restricted Stock Purchase
                    Plan (2)

         10.2       Amended and Restated Executive Stock Ownership Plan
                    Agreement (2)

         10.3       Citizens First Group Directors' Deferred Fee Plan (2)

         31.1       Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002                                 Page 20

         31.2       Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002                                 Page 21

         32.1       Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002                                 Page 22

         32.2       Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002                                 Page 23

------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, Registration No. 333-49234.
(2) Incorporated by reference into this document from the Exhibits filed with the Proxy Statement on April 21, 2003.
(3) Incorporated by reference into this document from the 8-K filed on May 22, 2003.