Form 10-Q
period 2003-09-30
CITIZENS FIRST BANCORP INC
filed 2003-11-14
CIK 1127442

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

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


    The Issuer had 8,518,902 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2003.

                          CITIZENS FIRST BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                            PAGE
                                                                            ----
   PART I    FINANCIAL INFORMATION
   Item 1.   Financial Statements (unaudited)
             Consolidated Balance Sheet as of
             September 30, 2003 and December 31, 2002.....................    1
             Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 2003 and 2002.....................    2
             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2003 and 2002................    3
             Notes to Consolidated Financial Statements...................    4
   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................    7
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk...   15
   Item 4.   Controls and Procedures......................................   15
   PART II   OTHER INFORMATION
   Item 1.   Legal Proceedings............................................   16
   Item 2.   Changes in Securities and Use of Proceeds....................   16
   Item 3.   Defaults Upon Senior Securities..............................   16
   Item 4.   Submission of Matters to a Vote of Security Holders..........   16
   Item 5.   Other Information............................................   16
   Item 6.   Exhibits and Reports on Form 8-K.............................   17

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED
                                                                     AT SEPTEMBER 30,             AT DECEMBER 31,
                                                                           2003                        2002
                                                                        ----------                  ----------
                                                                                (DOLLARS IN THOUSANDS)
                             ASSETS
Cash and cash equivalents:
   Cash and due from depository institutions                            $   24,589                  $   10,893
   Interest-bearing deposits in other depository institutions               17,156                      29,463
   Federal funds sold                                                            -                           -
                                                                        ----------                  ----------
         Total cash and cash equivalents                                    41,745                      40,356

   Securities available for sale                                            96,784                     100,382
   Loans held for sale                                                         909                       1,557
   Loans - Net of Allowance of $11,730 and $11,356                         877,072                     819,136
   Federal Home Loan Bank stock                                              9,180                       9,180
   Accrued interest receivable and other assets                             17,669                      14,584
   Premises and equipment -- Net                                            21,319                      14,989
                                                                        ----------                  ----------
         Total assets                                                   $1,064,678                  $1,000,184
                                                                        ==========                  ==========
                          LIABILITIES
   Deposits:
      Noninterest-bearing                                               $   49,951                  $   22,675
      Interest-bearing                                                     677,603                     649,155
                                                                        ----------                  ----------
         Total deposits                                                    727,554                     671,830
                                                                        ----------                  ----------

   Federal Home Loan Bank advances                                         173,291                     173,003
   Accrued interest and other liabilities                                    9,043                       7,196
                                                                        ----------                  ----------
         Total liabilities                                                 909,888                     852,029
                      STOCKHOLDERS' EQUITY
         Preferred stock - $.01 par value; Authorized -
           1,000,000 shares;
         No shares issued and outstanding                                        -                           -
         Common stock - $.01 par value; Authorized - 20,000,000
           shares;
         Issued - 9,526,761 shares at September 30, 2003 and
         December 31, 2002                                                      95                          95
         Additional paid-in capital                                         92,528                      92,528
         Retained earnings                                                  90,550                      83,044
         Accumulated other comprehensive income                                490                         322
         Common stock in treasury at cost (September 30, 2003 -
           1,007,859; December 31, 2002 - 1,023,126 shares)                (18,584)                    (18,752)
         Treasury stock shares held in rabbi trust at cost                  (3,111)                     (1,590)
         Unearned compensation -- ESOP                                      (9,082)                     (9,082)
         Deferred compensation obligation                                    1,904                       1,590
                                                                        ----------                  ----------
          Total stockholders' equity                                       154,790                     148,155
                                                                        ----------                  ----------
            Total liabilities and stockholders' equity                  $1,064,678                  $1,000,184
                                                                        ==========                  ==========



See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                   UNAUDITED                      UNAUDITED
                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ----------------------         ----------------------
                                                              2003           2002            2003           2002
                                                            -------        -------         -------        -------
                                                            (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
INTEREST INCOME:
   Loans, including fees                                    $13,267        $14,500         $39,326        $41,568
   Federal funds sold and other cash equivalents                 71             57             297            273
   Securities:
      Tax-exempt                                                129            123             380            367
      Taxable                                                   822          1,248           2,649          4,519
                                                            -------        -------         -------        -------
         Total interest income                               14,289         15,928          42,652         46,727
INTEREST EXPENSE
   Deposits                                                   3,410          4,425          10,729         13,448
   FHLB advances                                              2,352          2,282           7,029          6,713
                                                            -------        -------         -------        -------
         Total interest expense                               5,762          6,707          17,758         20,161
                                                            -------        -------         -------        -------
NET INTEREST INCOME - Before provision for loan losses        8,527          9,221          24,894         26,566
PROVISION FOR LOAN LOSSES                                       360            289           1,080            812
                                                            -------        -------         -------        -------
NET INTEREST INCOME                                           8,167          8,932          23,814         25,754
NON-INTEREST INCOME:
   Service charges and other fees                             1,433          1,169           3,714          3,118
   Loan servicing fees                                          299            139             762            430
   Mortgage banking activities                                1,600            266           6,103            404
   Gain (Loss) on sale of securities                            (78)             -             (78)           108
   Other                                                        364            (34)          1,059            543
                                                            -------        -------         -------        -------
         Total noninterest income                             3,618          1,540          11,560          4,603
NON-INTEREST EXPENSE:
   Compensation, payroll taxes and employee benefits          3,305          2,813          10,326          8,627
   Office occupancy and equipment                               962            769           2,527          2,504
   Advertising and business promotion                           335            218             957            544
   Stationery, printing and supplies                            358            400           1,091          1,104
   Data processing                                               16            113             187            351
   Deposit statement preparation and collections                231            187             523            562
   Professional fees                                            480            353           1,403            898
   Appraisal fees                                               296            303             776            517
   Other                                                      1,098            689           2,995          2,211
                                                            -------        -------         -------        -------
         Total noninterest expense                            7,081          5,845          20,785         17,318
                                                            -------        -------         -------        -------
INCOME - Before federal income tax expense                    4,704          4,627          14,589         13,039
FEDERAL INCOME TAX EXPENSE                                    1,718          1,610           5,126          4,516
                                                            -------        -------         -------        -------
NET INCOME                                                  $ 2,986        $ 3,017         $ 9,463        $ 8,523
                                                            =======        =======         =======        =======

Basic EPS                                                   $  0.38        $  0.38         $  1.20        $  1.05
Diluted EPS                                                 $  0.38        $  0.38         $  1.20        $  1.05



See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          UNAUDITED
                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ------------------------
                                                                                     2003            2002
                                                                                  ---------       --------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   9,463       $  8,523
   Adjustments to reconcile net income to net cash from operating activities:
      Provision for loan losses                                                       1,080            812
      Depreciation                                                                      765            807
      Amortization                                                                      158            121
      Proceeds from sale of mortgage loans held for sale                            305,548        126,741
      Origination of mortgage loans held for sale                                  (300,820)      (125,941)
      Gain on sale of mortgage loans                                                 (4,080)        (1,004)
      Loss on sale of premises and equipment                                              -             22
      (Gain) Loss on sale of investment securities                                       78           (108)
   Change in assets and liabilities:
      (Increase) decrease in accrued interest receivable and other assets            (3,535)         2,581
      Provision for deferred taxes                                                      228            420
      Increase (Decrease) in accrued interest payable and other liabilities           2,062           (854)
                                                                                  ---------       --------
            Net cash provided by operating activities                                10,947         12,120

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for-sale                         21,710         30,386
   Proceeds from sale of securities available-for-sale                               27,206         33,882
   Purchase of FHLB stock                                                                 -         (1,674)
   Purchase of available-for-sale securities                                        (45,299)       (35,202)
   Net increase in loans                                                            (59,016)       (87,091)
   Purchases of premises and equipment                                               (7,095)        (1,965)
                                                                                  ---------       --------
            Net cash used in investing activities                                   (62,494)       (61,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                          55,724         32,700
   Dividends declared                                                                (1,957)        (2,018)
   Purchase of treasury stock                                                        (1,119)        (9,865)
   Repayment of FHLB advances                                                        (3,522)       (14,718)
   Proceeds from FHLB advances                                                        3,810         48,193
                                                                                  ---------       --------
            Net cash provided by financing activities                                52,936         54,292
                                                                                  ---------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,389          4,748
CASH AND CASH EQUIVALENTS - Beginning of period                                      40,356         32,425
                                                                                  ---------       --------
CASH AND CASH EQUIVALENTS - End of period                                         $  41,745       $ 37,173
                                                                                  ---------       --------



See accompanying notes to unaudited consolidated financial statements.

                   CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    (1)  STOCK OFFERING AND BUSINESS

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

    (2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

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

    All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for another quarterly period or for a full year.

    (3)  EARNINGS PER SHARE

    Basic earnings per share represents income available to the Company's common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. At September 30, 2003, the Company had 170,800 outstanding dilutive stock options. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculations.

    The weighted-average shares and earnings per share for the three and nine months ended September 30, 2003 and 2002 are detailed in the table below.

                                                       Three            Three            Nine             Nine
                                                   Months Ended     Months Ended     Months Ended     Months Ended
                                                   September 30,    September 30,    September 30,    September 30,
                                                       2003             2002             2003             2002
                                                       ----             ----             ----             ----
Average common shares outstanding                    8,545,043        8,582,416        8,545,161        8,859,890
Less:  Unallocated ESOP shares                         660,522          711,331          660,522          711,331
                                                    ----------       ----------       ----------       ----------
Shares used in the earnings per share calculation    7,884,521        7,871,085        7,884,639        8,148,559
Dilutive impact of stock options                        12,705              299           12,705              434
                                                    ----------       ----------       ----------       ----------
Dilutive common shares outstanding                   7,897,226        7,871,384        7,897,344        8,148,993
                                                    ==========       ==========       ==========       ==========
Net income (in thousands)                           $    2,986       $    3,017       $    9,463       $    8,523
                                                    ==========       ==========       ==========       ==========
Basic Earnings Per Share                            $     0.38       $     0.38       $     1.20       $     1.05
                                                    ==========       ==========       ==========       ==========
Diluted Earnings Per Share                          $     0.38       $     0.38       $     1.20       $     1.05
                                                    ==========       ==========       ==========       ==========





    (4)  STOCK-BASED INCENTIVE PLAN

    On October 8, 2001, the Company's stockholders approved a stock-based incentive plan with provisions to grant up to 476,338 stock awards and 1,429,014 stock options. On May 9, 2002, the Company granted 23,100 stock options with an exercise price of $19.85 per share. The options become fully vested at the grant date and are exercisable over a 10-year period. On March 11, 2003, the Company granted 147,700 stock options with an exercise price of $18.88 per share to all employees of the Bank. These options were awarded as part of the Bank's incentive based compensation program that rewards employees for reaching or exceeding targeted company and individual performance. All employees are eligible with the exception of the President and CEO who, due to his own request, does not participate in the option program. The options vest 20% per year over five years from the grant date and are exercisable over a 10-year period. On September 30, 2003, the Company had 170,800 options outstanding.

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

                                                          Nine Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                                 2003                    2002
                                                                ------                  ------
Net income, as reported                                         $9,463                  $8,523
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects               (59)                    (82)
                                                                ------                  ------
Pro forma net income                                            $9,404                  $8,441
                                                                ======                  ======

Earnings per share
  Basic - as reported                                           $ 1.20                  $ 1.05
  Basic - pro forma                                             $ 1.19                  $ 1.04

  Diluted - as reported                                         $ 1.20                  $ 1.05
  Diluted - pro forma                                           $ 1.19                  $ 1.04




    The fair value of each option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions:

                                 September 30,
                                      2003
                                      ----
Dividend Yield                        1.59%
Expected life                       8 Years
Volatility                           21.59%
Risk-free interest rate               4.00%


A summary of the status of the Company's stock option plan is presented below:

                                        September 30, 2003
                                                         Weighted
                                                          Average
                                   Shares             Exercise Price
Outstanding at
  January 1                         23,100                $19.85
Granted                            147,700                 18.88
Exercised                                -                     -
Forfeited                                -                     -
                                   -------

Outstanding at
  September 30                     170,800                $19.01
                                   =======

Options exercisable at
  September 30                      40,332                $19.44
Weighted-average fair
  value of options granted
  during the year
                                  $781,333



Information pertaining to options outstanding at September 30, 2003 is as follows:

                                                Weighted
                                                 Average      Weighted                     Weighted
                                                Remaining      Average                     Average
                                  Number       Contractual    Exercise        Number       Exercise
Range of Exercise Prices       Outstanding        Life          Price      Exercisable      Price
------------------------       -----------        ----          -----      -----------      -----
$18.00 - $19.00                  147,700        9.4 years      $18.88        17,232         $18.88
$19.00 - $20.00                   23,100        8.5 years      $19.85        23,100         $19.85
                                 -------                                     ------

Outstanding at
  September 30                   181,333                                     40,332         $19.85
                                 =======                                     ======


    (5)  RECENT ACCOUNTING PRONOUNCEMENTS

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 149) In April 2003, the FASB issued SFAS No. 149. "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group

(DIG) and in other FASB projects or deliberations. SFAS No. 149 became effective in 2003 and did not have a material effect on the Company's Financial Statements.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (SFAS
150). In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement became effective in 2003 and did not have a material effect on the Company's Financial Statements.

    IN NOVEMBER 2002, THE FASB ISSUED INTERPRETATION NO. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, (FIN 45), which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002, and did not have a material effect on the Company's Financial Statements. The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002.

    IN JANUARY 2003, THE FASB ISSUED INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, (FIN 46 ), this Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. This Interpretation was effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that were created before February 1, 2003, with earlier adoption permitted. Although management is currently evaluating the interpretation, it is not expected to have a material effect on the Company's Financial Statements.

    (6) PROPOSED ACQUISITION ACTIVITY

    The Company executed an Agreement and Plan of Merger (the "Agreement") with Metro Bancorp, Inc. ("Metro Bancorp") dated May 21, 2003, pursuant to which the Company will acquire Metro Bancorp. Under the terms of the Agreement, shareholders of Metro Bancorp will receive $711.73 for each common share of Metro Bancorp outstanding on the effective date of the Acquisition (the "Acquisition").

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

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2003 and 2002 and should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

    Forward-looking statements include statements with respect to the Company's beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. The following factors, many of which are subject to change based on various other factors, including factors beyond the Company's control, and other factors, including others discussed in the Annual Report to Stockholders, in the Company's Form 10-K, other factors identified in the Company's other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company, the Bank and their subsidiaries and their operations or cause their financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company's or the Bank's forward-looking statements:

* The strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.
* The economic impact of past and any future terrorist attacks, acts of war or threats of war and the response of the United States to any of these threats or attacks.
* The effects of, and changes in, federal, state and local laws, regulations, rules and policies, including laws, regulations, rules and policies affecting taxes, banking, securities, insurance and monetary and financial matters.
* The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate and other policies of the Federal Reserve Board and policies of the United States Treasury.
* Inflation, interest rates, market and monetary fluctuations, including the effects of changes in the rate of prepayments of the Bank's assets.
*    The quality or composition of the Bank's loan portfolio.
*    Demand for loan products and services.
*    Deposit flows.
* The ability of the Company and the Bank to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
* The ability of the Company to obtain new customers and to retain existing customers.
* The timely development of, and acceptance of, products and services of the Company and the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services.
* The willingness of users to substitute competitors' products and services for the Company' s and the Bank's products and services.
* The Company's and the Bank's success in gaining regulatory approval of their products and services, when required. o The impact of technological changes recently implemented by the Company and the Bank and by other parties, including third party vendors. In this regard, in October 2002, Citizens First entered into an agreement with Fiserv Solutions, Inc. ("Fiserv") relating to Fiserv's ITI software package. Citizens First believes that the Fiserv ITI software package, together with upgrades to the Bank's PCs and data line connectivity, should provide it with significant processing improvements that it believes will allow enhanced customer service and efficiencies within the Bank. The conversion was successfully completed during the second quarterly reporting period. For additional information about the computer conversion, see "Planned Computer Conversion" in the Company's "Business" section of its Form 10-K filed with the SEC for the transition period ended December 31, 2002.
* The ability of the Company to develop and maintain secure and reliable electronic systems.
* The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.
* Consumer spending and saving habits which may change in a manner that adversely affects the Company's business.
* Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.
* Unanticipated litigation or disputes and the costs, effects and outcomes of existing or future litigation or disputes.
* The effects of, and changes in, accounting principles, guidelines, policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
* The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

This list of important factors is not exclusive. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on these statements. Neither the Company nor the Bank undertakes -- and each specifically disclaims any obligation -- to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank or to release publicly the result of any revisions that may be made to any forward-looking statements, including revisions to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

CRITICAL ACCOUNTING POLICIES. Management has established various accounting policies that govern how accounting principles generally accepted in the United States of America are used to prepare the Company's financial statements. The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements of the Annual Report to Stockholders. Certain accounting policies require management to make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the carrying value of certain of the Company's assets and liabilities, on the Company's net income and on the Company's overall financial condition and results of operations. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly as a result of these estimates and assumptions, and different estimates and assumptions could have a material impact on the carrying value of certain of the Company's assets and liabilities, on the Company's net income and on the Company's overall financial condition and results of operations for future reporting periods. Management believes that the Company's "critical accounting policies" relate to the Bank's allowance for loan losses and its valuation of its mortgage servicing rights. These policies are described in more detail below.

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

The allowance for loan losses represents management's estimate of probable losses based on information as of the date of the financial statements. Management evaluates whether the Bank's loan loss allowance is adequate at least quarterly by assessing the expected losses inherent in its loan portfolio. Management first reviews perceived higher risk loans, such as commercial and multi-family real estate loans and loans with significant balances, and establishes an allowance for those loans. Second, management reviews loans that have deteriorated below certain levels of credit risk, including impaired, or likely uncollectible loans, and loans that have been classified as "watch list" loans, and attributes a specified loan loss allowance to these reviewed loans. For additional information regarding how management determines whether a loan is impaired, or likely uncollectible, see Note 1 to the Company's Consolidated Financial Statements of the Annual Report to Stockholders. Third, an appropriate level of loan loss is then determined for the remaining balance of the loan portfolio by applying varying loan loss factors. Management then analyzes whether the combined loan loss allowance is adequate by considering other factors that may have an impact on the performance of the loan portfolio, such as trends in real estate and collateral values, and adjusts the overall loan loss allowance. For additional information on how management determines the allowance for loan losses, see "Allowance for Loan Losses" in the "Business" section of the Company's Form 10-K relating to the transition period ended December 31, 2002 that was filed with the SEC.

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

VALUATION OF MORTGAGE SERVICING RIGHTS.

The Bank routinely sells its originated residential mortgage loans to investors, mainly Freddie Mac. Although Citizens First sells the mortgage loans, it frequently retains the servicing rights, or the rights to collect payments and otherwise service these loans, for an administrative or servicing fee. The mortgage loans that the Bank services for others are not included as assets in the Company's consolidated statement of financial condition. Loans serviced for others were approximately $471.6 million and $322.0 million at September 30, 2003 and December 31, 2002, respectively.

Citizens First's mortgage servicing rights relating to loans serviced for others represent an asset of the Bank. This asset is initially capitalized and included in other assets on the Company's balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank, including the estimated prepayment speed of the loan and the discount rate used to present value the loan. For example, if the mortgage loan is prepaid, the Bank will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank's balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party's valuation of the mortgage servicing rights is based on relevant characteristics of the Bank's loan servicing portfolio, such as loan terms, interest rates and recent prepayment experience, as well as current market interest rate levels, market forecasts and other economic conditions. Based upon the independent third party's valuation of the Bank's mortgage servicing rights, management then establishes a valuation allowance to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.

The balances of the Bank's capitalized mortgage servicing rights, net of valuation allowance, included in the Company's other assets at September 30, 2003 and December 31, 2002 were $3,962,000 and $1,939,000, respectively. These balances approximate the fair value of the Bank's mortgage servicing rights at these dates. The fair values of the Bank's mortgage servicing rights were determined using annual constant prepayment speeds of 14.94% and 33.93% and discount rates of 7.36% and 7.02% at September 30, 2003 and December 31, 2002, respectively. (Constant prepayment speeds are a statistical measure of the historical or expected prepayment of principal on a mortgage.) Different estimates of the prepayment speeds and discount rates or different assumptions could have a material impact on the value of the mortgage servicing rights and, therefore, on the Company's valuation allowance. These estimates and assumptions, in turn, could have a material impact on the Company's assets, net income and results of operations, and, accordingly, the Company considers the Bank's valuation of mortgage servicing rights to be a "critical accounting policy."


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

    Total assets increased $64.5 million, or 6.4%, to $1.06 billion at September 30, 2003 from $1.0 billion at December 31, 2002, primarily due to a $57.9 million, or 7.1%, increase in loans primarily commercial and commercial real estate partially offset by a $30.3 million decrease in one- to four-family mortgage loans as those loan were sold to third party investors, a $6.3 million, or 42.2%, increase in premises and equipment due to construction of new or remodeling of existing offices and computer equipment for the data processing conversion. Cash and cash equivalents also increased $1.4 million, or 3.4%. Citizens First's net loans to assets ratio at September 30, 2003 was 82.4% compared to 81.9% at December 31, 2002.

    Nonperforming loans totaled $4.3 million at September 30, 2003 compared to $2.4 million at December 31, 2002, an increase of $1.9 million, or 77.9%. This increase consists of $1.5 million in real estate loans, $334,000 in consumer loans and $93,000 in commercial loans all due to the slow economy. Nonperforming assets also increased $2.3 million due to the increase in non-accruing loans and an increase of $391,000 in real estate owned.

    The following table sets forth information regarding non-accrual loans and real estate owned.


                                                    At September 30,  At December 31,
                                                          2003             2002
                                                         ------           ------
                                                          (Dollars in thousands)
Non-accruing loans:
  Real Estate                                            $3,330           $1,876
  Consumer                                                  516              182
  Commercial                                                449              356
                                                         ------           ------
    Total non-accruing loans (1)                          4,295            2,414
Real estate owned (2)                                       744              353
                                                         ------           ------
    Total non-performing assets                          $5,039           $2,767
                                                         ======           ======
    Total non-performing loans as a percentage of
      total loans                                         0.48%            0.29%

    Total non-performing loans as a percentage of
      total assets                                        0.40%            0.24%
    Total non-performing assets as a percentage of
      total loans                                         0.57%            0.33%
    Total non-performing assets as a percentage of
      total assets                                        0.47%            0.28%


--------------
    (1) Total non-accruing loans equal total non-performing loans.
    (2) Real estate owned balances are shown net of related loss allowances and include repossessed automobiles, which totaled $103,600 and $62,000 at September 30, 2003 and December 31, 2002, respectively.

    The allowance for loan losses was $11.7 million at September 30, 2003, or 1.32% of total loans, as compared to $11.3 million, or 1.39% of total loans, at September 30, 2002. The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                               Nine Months
                                                            Ended September 30,
                                                          2003              2002
                                                        --------          --------
                                                         (Dollars in thousands)
Allowance for loan losses, beginning of period          $ 11,082          $ 11,224
Charged-off loans                                           (702)             (952)
Recoveries                                                   270               272
                                                        --------          --------
Net charge-offs                                             (432)             (680)
Provision for loan losses                                  1,080               812
                                                        --------          --------
Allowance for loan losses, end of period                $ 11,730          $ 11,356
                                                        ========          ========

Allowance for loan losses to total loans                   1.32%             1.39%
Allowance for loans losses to nonperforming loans        273.11%           359.94%


    Total liabilities increased $57.9 million, or 6.8%, from $852.0 million at December 31, 2002 to $909.9 million at September 30, 2003. The increase was primarily due to a $28.4 million, or 4.4%, increase in interest bearing deposits, primarily money market deposit accounts, from $649.2 million at December 31, 2002 to $677.6 million at September 30, 2003. Noninterest-bearing deposits increased $27.3 million, or 120.3%, as a result of increased market share penetration made by the commercial sales department. The increase in total liabilities is also due to a $1.8 million, or 25.7%, increase in accrued interest and other liabilities to $9.0 million at September 30, 2003 from $7.2 million at December 31, 2002. The increase in interest bearing deposits consisted of a $71.2 million increase in money market deposit accounts and a $9.2 million increase in passbook accounts offset partially by a $25.5 million decrease in NOW checking accounts and a $26.4 million decrease in certificates of deposit.

    Total equity was $154.8 million at September 30, 2003 compared to $148.2 million at December 31, 2002, an increase of $6.6 million, or 4.5%, due to net income, a $168,000 increase in unrealized gains on available for sale securities offset partially by the issuance of stock awards, the repurchase of 54,500 shares of the Company's stock and the payment of dividends.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

    NET INCOME. Net income decreased $31,000, or 1.0%, to $2.99 million for the three months ended September 30, 2003 from $3.0 million for the previous period. The decrease was primarily due to a decrease of $765,000, or 8.6%, in net interest income after provision for loan losses and an increase of $1.2 million in noninterest expenses partially offset by a $2.1 million, or 134.9%, increase in noninterest income.

    NET INTEREST INCOME. Net interest income, after provision for loan losses, decreased $765,000, or 8.6%, to $8.2 million for the three months ended September 30, 2003 from $8.9 million for the three months ended September 30, 2002 primarily due to a $1.6 million, or 10.3%, decrease in total interest income partially offset by a $945,000, or 14.1%, decrease in total interest expense. The decrease in interest income was due to a $1.2 million, or 8.5%, decrease to interest income from loans due to sustained lower market rates and a $426,000, or 34.1%, decrease in income from taxable securities due to a decrease in average balances and lower market rates. The decrease in total interest expense was primarily due to a $1.0 million, or 22.9%, decrease in retail deposit interest expense as a result of lower market interest rates. This decrease was partially offset by a $70,000 increase to interest expense on Federal Home Loan Bank advances due to higher average balances.

    PROVISION FOR LOAN LOSSES. The provision for loan losses increased $71,000, or 24.6%, from $289,000 for the three months ended September 30, 2002 to $360,000 for the three months ended September 30, 2003. The increased provision for loan losses is the result of management's estimates and loan loss methodology. The loan loss allowance as a percentage of total loans decreased from 1.33% at December 31, 2002 to 1.32% at September 30, 2003, and the allowance for loan losses as a percentage of non-performing loans decreased from 459.07% at December 31, 2002 to 273.1% at September 30, 2003. Due to a prolonged slow economy and continued weakness in the job market, delinquent loans over 60 days past due have increased $922,000. Of that increase, delinquent real estate loans have increased $1.2 million, delinquent consumer loans have increased $389,000 and delinquent commercial loans have decreased $667,000 for the nine months. Management considers its allowance for loan losses to be one of its critical accounting policies, meaning that in order to determine the allowance and provision for loan losses, management must make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the Company's net income and on the Company's overall financial condition and results of operations. For more information, see the caption "Critical Accounting Policies" in this section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    NONINTEREST INCOME. Non-interest income increased $2.1 million, or 134.9%, primarily as a result of a $1.3 million, or 501.5%, increase in income from mortgage banking activities due to an increase in the sale of fixed-rate residential loans to third parties over the same period last year and a reduction of the valuation allowance for mortgage servicing rights. Sales, however, compared to the quarter ended June 30, 2003 have declined due to less refinancing applications and it appears as though that trend will continue into the fourth quarter. This increase was accompanied by a $264,000 increase in service charges and other fees, a $160,000 increase in loan servicing fees and a $398,000 increase in other noninterest income, partially due to trust department income. These increases were partially offset by a decrease of $78,000 on sales of securities.

NONINTEREST EXPENSE. Noninterest expense increased $1.2 million, or 21.1%, to $7.1 million for the three months ended September 30, 2003, compared to $5.8 million for the three months ended September 30, 2002. The increase was primarily due to a $492,000, or 17.5%, increase in compensation and employee benefits due to increased wages, additions to staff, increased commissions due to the high volume of loan production and increased costs of benefits, a $193,000 increase in office occupancy expenses, a $117,000 increase in advertising, marketing and business promotion partially due to the opening of new branches and the re-opening of renovated offices, and a $127,000, or 36.0% increase in professional fees due to the increased costs associated with being a public company including regulatory changes specifically related to the Sarbanes-Oxley Act and costs associated with the proposed acquisition of Metrobank. In addition, deposit statement expenses increased $44,000, or 23.5%, and other noninterest expenses increased $409,000, or 59.4%. These increases were partially offset by a $97,000 decrease in data processing due to a one-time credit as a result of the conversion and a $42,000 decrease in supplies expense.

     INCOME TAXES. Income taxes for the three months ended September 30, 2003 were $1.7 million, an increase of $108,000, or 6.7%, from $1.6 million for the three months ended September 30, 2002. The effective tax rates for the three months ended September 30, 2003 and September 30, 2002 were 36.5% and 34.8% respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

    NET INCOME. Net income increased $940,000, or 11.0%, to $9.5 million for the nine months ended September 30, 2003 from $8.5 million for the previous period. The increase was primarily due to an increase of $7.0 million, or 151.1%, in noninterest income partially offset by a $3.5 million, or 20.0%, increase in noninterest expense and a $1.9 million, or 7.5%, decrease in net interest income after provision for loans losses.

    NET INTEREST INCOME. Net interest income, after provision for loan losses, decreased $1.9 million, or 7.5%, to $23.8 million for the nine months ended September 30, 2003 from $25.7 million for the nine months ended September 30, 2002 primarily due to a $4.1 million, or 8.7%, decrease in total interest income partially offset by a $2.4 million, or 11.9%, decrease in total interest expense. The decrease in interest income was due to a $2.2 million, or 5.4%, decrease to interest income from loans, primarily real estate loans and a $1.9 million, or 41.4% decrease in income from taxable securities both due to lower interest rates. Total interest expense decreased $2.4 million from $20.2 million for the nine months ended September 30, 2002 to $17.8 million for the nine months ended September 30, 2003. Interest expense on deposits declined $2.7 million, or 20.2% as a result of lower rates paid on deposit accounts. Interest expense on Federal Home Loan Bank advances increased $316,000, or 4.7%, due to higher average balances.

    PROVISION FOR LOAN LOSSES. The provision for loan losses increased $268,000, or 33.0%, from $812,000 for the nine months ended September 30, 2002 to $1.1 million for the nine months ended September 30, 2003. The increased provision for loan losses is the result of management's estimates and loan loss methodology. The loan loss allowance as a percentage of total loans decreased from 1.33% at December 31, 2002 to 1.32% at September 30, 2003, and the allowance for loan losses as a percentage of non-performing loans decreased from 459.07% at December 31, 2003 to 273.11% at September 30, 2003. Management considers its allowance for loan losses to be one of its critical accounting policies, meaning that in order to determine the allowance and provision for loan losses, management must make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the Company's net income and on the Company's overall financial condition and results of operations. For more information, see the caption "Critical Accounting Policies" in this section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    NONINTEREST INCOME. Non-interest income increased $7.0 million, or 151.1% for the nine months ended September 30, 2003. The increase was primarily due to a $5.7 million increase in income from mortgage banking activities due to an increase in sales of fixed-rate residential loans to third parties accompanied by a $596,000 increase in service charges and other fees and a $332,000 increase in loan servicing fees. These increases represent a significant portion of the increase in net income for both the three and nine month periods. As rates change and the number of customers that seek to refinance their existing loans or borrow to purchase new homes declines, the income that is generated by the sales of these loans could be adversely affected. Other noninterest income increased $516,000, or 95.0% due in part to increase income from trust services. These increases were partially offset by a loss on the sale of securities as compared to a $108,000 gain in the previous nine month period.

    NONINTEREST EXPENSE. Noninterest expense increased $3.5 million, or 20.0%, to $20.8 million for the nine months ended September 30, 2003, compared to $17.3 million for the nine months ended September 30, 2002. The increase was primarily due to a $1.7 million, or 19.7%, increase in compensation and employee benefits due to normal increases to wages, increases in the number of employees as a result of staffing for the new Wadhams office, increased commissions for higher than normal loan production and an increase in the cost of various employee benefit plans, a $413,000 increase in advertising, marketing and business promotion partially due to the opening of new branches and the purchase of promotional items, a $505,000, or 56.2% increase in professional fees due to the increased legal and accounting costs associated with regulatory changes specifically related to the Sarbanes-Oxley Act and cost related to the proposed acquisition of Metrobank. In addition, appraisal fees increased $259,000, or 50.1%, due to high volumes of loans being refinanced and a $784,000, or 35.5% increase in other noninterest expenses due to increased use of outside service providers part of which were directly related to the data processing conversion. These increases were partially offset by a $164,000 decrease in data processing due to a one-time credit as a result of the conversion and a $39,000 decrease in deposit statement preparation.

    INCOME TAXES. Income taxes for the nine months ended September 30, 2003 were $5.1 million, an increase of $610,000, or 13.5%, from $4.5 million for the nine months ended September 30, 2002 reflective of the increase in net income. The effective tax rates for the nine months ended September 30, 2003 and September 30, 2002 were 35.1% and 34.6% respectively.

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

    The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the nine months ended September 30, 2003, Citizens First originated $635.9 million of loans. In the nine months ending September 30, 2002, Citizens First originated $376.3 million of loans.

    Citizens First's most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First's operating, financing, lending and investing activities during any given period. At September 30, 2003, cash and short-term investments totaled $41.7 million and securities classified as available-for-sale totaled $96.8 million. In addition, at September 30, 2003, Citizens First had the ability to borrow a total of approximately $238.7 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $173.3 million from the Federal Home Loan Bank.

    Citizens First originates fixed-rate loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. In the first nine months of 2003, Citizens First sold $305.5 million of fixed rate mortgage loans. Citizens First sold $126.7 million in loans in nine months that ended September 30, 2002.

    Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $55.7 million for the nine months ended September 30, 2003, a net increase of $52.7 million for fiscal 2002, a net decrease of $19.7 million for fiscal 2001 and a net increase of $74.2 million for fiscal 2000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the nine months ended September 30, 2003, Federal Home Loan Bank advances increased $288,000.

    At September 30, 2003, Citizens First had outstanding commitments to originate loans of $72.8 million, of which $49.5 million had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2003 totaled $65.3 million. Management believes, based on past experience that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

    Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2003, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered "well capitalized" under regulatory guidelines.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    As of September 30, 2003, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company's Form 10-K for the nine month fiscal year ended December 31, 2002.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report and, based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

              2.0 Merger Agreement between Citizens First Bancorp, Inc. and Metro Bancorp, Inc. (2)
              3.1       Certificate of Incorporation of Citizens First Bancorp,
                        Inc. (1)
              3.2       Bylaws of Citizens First Bancorp, Inc. (1)
              31.1      Certification of Chief Executive Officer pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              31.2      Certification of Chief Financial Officer pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              32.1      Certification of Chief Executive Officer pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
              32.2      Certification of Chief Financial Officer pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-49234.
(2) Incorporated by reference into this document from the 8-K filed on May
    22, 2003

(b) Reports on Form 8-K

         A report on Form 8-K was filed by the Registrant on August 14, 2003 and had a Report date of August 7, 2003. The report contained disclosure under Items 9 and 12 regarding the Registrant's results of operations for the quarter ended June 30, 2003. A press release attached to the report as Exhibit 99.1 and incorporated into the report by reference contained unaudited results of operations for both the three and six month periods ended June 30, 2003 and 2002, as well as unaudited balance sheets as of June 30, 2003 and December 31, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CITIZENS FIRST BANCORP, INC.

        Dated: November 14, 2003    By:    /s/ Marshall J. Campbell
                                           ------------------------
                                           Marshall J. Campbell
                                           President and Chief Executive Officer
                                           (principal executive officer)

        Dated: November 14, 2003    By:    /s/ Timothy D. Regan
                                           --------------------
                                           Timothy D. Regan
                                           Secretary, Treasurer and Director
                                           (principal financial and accounting
                                           officer)

                                  Exhibit Index

        EXHIBIT
          NO.                         DESCRIPTION
        -------                       -----------
         2.0       Merger Agreement between Citizens First Bancorp,
                   Inc. and Metro Bancorp, Inc. (2)
         3.1       Certificate of Incorporation of Citizens First
                   Bancorp, Inc. (1)
         3.2       Bylaws of Citizens First Bancorp, Inc. (1)
         31.1      Certification of Chief Executive Officer pursuant
                   to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002         Page 20
         31.2      Certification of Chief Financial Officer pursuant
                   to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002         Page 21
         32.1      Certification of Chief Executive Officer pursuant
                   to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002         Page 22
         32.2      Certification of Chief Financial Officer pursuant
                   to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002         Page 23

--------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, Registration No. 333-49234.
(2) Incorporated by reference into this document from the 8-K filed on May 22, 2003.