Form 10-K
period 2003-12-31
CITIZENS FIRST BANCORP INC
filed 2004-03-15
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑    X ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer Yes ☑    X ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $141.6 million, based upon the closing price of $21.10 as quoted on the Nasdaq National Market on March 8, 2004. Solely for purposes of this calculation, the shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

     As of March 15, 2004, the registrant had 8,518,902 shares of common stock outstanding.

Documents Incorporated by Reference

Part I

Item 1. Business

General

Citizens First Bancorp, Inc. (the “Company” or “Citizens First Bancorp”) was organized in October 2000 as a Delaware business corporation at the direction of Citizens First Savings Bank (the “Bank” or “Citizens First”). As used in this Report, unless otherwise stated or the context otherwise requires, all references to “we,” “our,” or “us” and similar references are to the Company and/or the Bank and the consolidated subsidiaries of the Company and the Bank, including Citizens First Mortgage, LLC, which has engaged in the Bank’s residential mortgage lending business since its formation in June, 2002. The Company became the holding company for Citizens First upon completion of the Bank’s conversion from the mutual to the stock form of ownership. The conversion was completed on March 7, 2001. In connection with the conversion, the Company sold 8,821,075 shares of its common stock, par value $0.01 per share, at a purchase price of $10 per share to depositors of the Bank in a subscription offering, which raised approximately $85.1 million in net conversion proceeds. In addition, the Company issued an additional 705,686 shares, representing 8% of the shares sold in the subscription offering, to Citizens First Foundation, a charitable foundation established by the Bank. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the subscription offering, and no significant liabilities. Management of the Company and the Bank are substantially similar. Except for a parcel of vacant land located in northern St. Clair County, Michigan, which was purchased by the Company in November, 2002 and is held by the Company, the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. In addition, employees are generally employed by the Bank rather than by the Company. Accordingly, the information set forth in this Report, including the Consolidated Financial Statements and related financial data, relates primarily to the Bank and other consolidated subsidiaries.

     Citizens First currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 16 full-service banking offices. The deposited funds, together with funds generated from operations and borrowings, are used by Citizens First to originate loans. Citizens First’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one- to four-family residential property. Citizens First originates one- to four-family mortgage loans primarily for sale in the secondary market, although Citizens First generally retains the servicing rights for these mortgage loans. Citizens First also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans. Citizens First’s revenues are derived principally from the generation of interest and fees on loans originated and held and, to a lesser extent, from gains and fees related to loans originated for sale and interest and dividends earned on Citizens First’s investments. Citizens First’s primary sources of funds consist of deposits, loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities, borrowings from the Federal Home Loan Bank, cash on hand and cash on deposit.

Regulation

     Citizens First is regulated by the Michigan Office of Financial and Insurance Services and the Federal Deposit Insurance Corporation. Citizens First’s deposits are insured to the maximum allowable amount by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Citizens First has been a member of the Federal Home Loan Bank System since 1938. For more information about the regulation applicable to Citizens First and the Company, see “Regulation and Supervision” below.

Market Area

     Citizens First’s main office is in Port Huron, Michigan, which is in St. Clair County. Citizens First’s deposit gathering and lending activities, as well as its other primary business operations, are principally concentrated in and around the communities surrounding its 16 full-service offices located in St. Clair, Sanilac, Huron, Lapeer and northern Macomb counties, Michigan. As of January 9, 2004 and due to the acquisition of Metrobank, Citizens market area now includes Oakland County. To a limited extent, however, Citizens First also makes some loans beyond its primary market area. Port Huron, the population center for St. Clair County, is located approximately sixty miles northeast of Detroit and sixty miles east of Flint. St. Clair County is bounded by the counties of Macomb to the south and west, Lapeer to the west and Sanilac to the north. The eastern boundary of the County is the St. Clair River and Canada. Almost half of the County’s total land area is rural, and approximately one-third of the resident labor force commutes to jobs outside of the County. As of 2001, St. Clair County had a population of approximately 166,541, while the other four counties in the Bank’s primary market area had a combined population of approximately 169,970. The largest employment sectors in St. Clair County are manufacturing, services, retail and government. Citizens First’s primary market area has a higher per capita median household income when compared to Michigan and the United States.

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

•	Operate as a community bank, expanding the services and products it offers, particularly its commercial business products and deposit products offered to local municipalities and government organizations.

•	Provide customer service and products by expanding delivery systems by using new technology and expanding the capability of its customer call center through which customers can receive various services via telephone.

•	Increase fee income by broadening non-depository product offerings and services, including expanding its trust services. Citizens First’s five-year-old Asset Management and Trust Group oversaw $201.6 million in assets at December 31, 2003, compared to $143.3 million in assets at December 31, 2002, an increase of $58.3 million, or 40.7%.

•	Upgrade technology and training to ensure high levels of service. During 2003, the Bank initiated several training programs to enhance the Bank’s focus on customer service. In addition, the Bank completed its planned computer conversion that it believes will improve its technology. See “Computer Conversion” below.

•	Reinvest in its communities.

•	Continue to increase its emphasis on commercial, commercial real estate and consumer loans to increase the yields earned on its overall loan portfolio, without incurring unacceptable credit risk.

•	Increase originating automobile loans on a direct and indirect basis, at least in part by increasing the number of vehicle dealers through which Citizens finances automobile purchases by consumers.

•	Control credit risk by continuing to employ conservative underwriting standards to minimize the level of problem assets.

•	Manage interest rate risk by continuing to emphasize an appropriate mix of investments and loans. For more information about the interest rate risk to which Citizens First is exposed and about how Citizens First attempts to manage that risk, see Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

COMPUTER CONVERSION

     In October, 2002, Citizens First entered into an agreement with Fiserv Solutions, Inc. (“Fiserv”) relating to Fiserv’s ITI software package. The Fiserv ITI software package offers a fully integrated general ledger system, customer relationship management capabilities, comprehensive on-line/real time Internet banking services, improved ATM processing and document imaging, in addition to various other features. Citizens First believes that the Fiserv ITI software package should provide it with significant processing improvements that it believes will allow enhanced customer service and efficiencies within the Bank. In connection with its conversion to the Fiserv software package, the Bank also upgraded PCs throughout the Bank, as well as data line connectivity to its branches, to attempt to improve processing speed.

COMPETITION

     Citizens First faces intense competition for the attraction of deposits and origination of loans in its primary market area. Citizens First’s most direct competition for deposits has historically come from the several financial institutions operating in Citizens First’s primary market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. Citizens First’s competition for loans comes primarily from financial institutions operating in its primary market area, and to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. Citizens First also expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of institutional consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, and have allowed banks, mortgage companies, mortgage brokers and other competitors to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act passed in 1999, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which Citizens First conducts business. Some of the institutions with which Citizens First competes are significantly larger than Citizens First and, therefore, have significantly greater resources. Competition for deposits and the origination of loans could limit Citizens First’s growth in the future.

Lending Activities

General. Citizens First’s loans are subject to federal and state laws and regulations. Interest rates charged by Citizens First on loans are affected principally by the following:

•	Citizens First’s current asset/liability strategy, which is to monitor and control the financial position of Citizens First, including monitoring and controlling market risk such as interest rate risk. (For more information, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”);

•	the demand for various types of loans;

•	the supply of money available for lending purposes; and

•	the rates offered by competitors.

These factors are, in turn, affected by general and economic conditions, consumer spending and saving habits, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters and other factors. For a list of some additional factors that may affect these items, see the section captioned “Forward-Looking Statements” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Loan Portfolio Analysis. The following table sets forth the composition of Citizens First’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	December 31,			March 31,
	2003		2002		2002
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate Loans
One- to four-family	$386,531	40.99%	$414,939	49.88%	$385,765	51.56%
Commercial and multi-family real estate (1)	241,097	25.56%	179,387	21.57%	144,817	19.36%
Residential construction	24,996	2.65%	21,822	2.62%	27,541	3.68%
Home equity loans and lines of credit	85,371	9.06%	72,724	8.75%	71,266	9.52%

Total real estate loans	737,995	78.26%	688,872	82.82%	629,389	84.12%
Consumer loans
Vehicles (2)	59,392	6.30%	61,386	7.38%	61,661	8.24%
Other	37,948	4.02%	21,221	2.55%	15,015	2.01%

Total consumer loans	97,340	10.32%	82,607	9.93%	76,676	10.25%
Commercial loans	107,742	11.42%	60,336	7.25%	42,137	5.63%

Total loans	943,077	100.00%	831,815	100.00%	748,202	100.00%

Less:
Deferred loan origination fees and discounts	2,212		1,597		1,618
Allow ance for loan losses	11,664		11,082		11,020

Total loans, net	$929,201		$819,136		$735,564

[Additional columns below]

[Continued from above table, first column(s) repeated]

	March 31,
	2001		2000
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate Loans
One- to four-family	$395,484	57.75%	$341,308	58.82%
Commercial and multi-family real estate (1)	113,715	16.60%	83,536	14.39%
Residential construction	18,479	2.70%	24,750	4.26%
Home equity loans and lines of credit	66,687	9.74%	56,991	9.82%

Total real estate loans	594,365	86.79%	506,585	87.29%
Consumer loans
Vehicles (2)	55,490	8.10%	41,066	7.08%
Other	12,344	1.80%	13,882	2.39%

Total consumer loans	67,834	9.90%	54,948	9.47%
Commercial loans	22,676	3.31%	18,824	3.24%

Total loans	684,875	100.00%	580,357	100.00%

Less:
Deferred loan origination fees and discounts	1,595		1,393
Allow ance for loan losses	10,831		10,461

Total loans, net	$672,449		$568,503

(1)	Includes commercial construction loans which at December 31, 2003, December 31, 2002 and March 31, 2002, March 31, 2001 and March 31, 2000 totaled $14.8 million, $12.6 million, $9.9 million, $6.5 million and $9.6 million, respectively.

(2)	Includes loans secured by automobiles, motorcycles, campers and other recreational vehicles.

     As shown in the above table, the trend has been to increase the percentage of the Bank’s loan portfolio comprised of commercial and multi-family real estate loans and commercial loans and to decrease the percentage of the Bank’s loan portfolio comprised of one- to four-family residential mortgage loans although, at December 31, 2003, residential mortgage loans still constituted 41% of the Bank’s loan portfolio.

Maturity of Loan Portfolio. The following table presents the dollar amount of loans maturing in Citizens First’s portfolio at December 31, 2003 based on contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans lacking a stated schedule of repayments or stated maturity and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs or allowance for loan losses.

	December 31, 2003
		Commercial
	One- to	and		Home Equity
	Four-	Multi-Family	Residential	Loans and			Total
	Family	Real Estate	Construction	Lines of Credit	Consumer	Commercial	Loans
Amounts due in:
One year or less	$18,442	$42,676	$24,996	$6,745	$21,562	$63,337	$177,758
More than one year to five	18,504	134,506	—	49,013	61,274	40,699	303,996
More than five years	349,585	63,915	—	29,613	14,504	3,706	461,323

Total amount due	$386,531	$241,097	$24,996	$85,371	$97,340	$107,742	$943,077

     Scheduled contractual principal repayments of loans do not reflect the actual lives of most loans. The average life of a loan generally is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans usually give Citizens First the right to declare loans immediately due and payable under certain circumstances, including, for example, if the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market interest rates are substantially higher than interest rates on existing mortgage loans and, conversely, tends to decrease when interest rates on existing mortgage loans are substantially higher than current mortgage loan market interest rates. Current mortgage loan market interest rates are generally lower than rates on existing mortgage loans in Citizens First’s portfolio, which suggests that the average lives of these mortgage loans may be lower than might otherwise have been expected.

     The following table sets forth, at December 31, 2003, the dollar amount of loans contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates (000s omitted).

	Due After December 31, 2003
	Fixed	Adjustable	Total
Real estate loans:
One- to four-family	$85,040	$301,491	$386,531
Residential construction	18,525	6,471	24,996
Commercial and multi-family real estate	103,672	137,425	241,097
Home equity	56,865	28,506	85,371

Total real estate loans	264,102	473,893	737,995
Consumer loans	92,611	4,729	97,340
Commercial loans	46,351	61,391	107,742

Total loans	$403,064	$540,013	$943,077

TYPES OF LOANS. Currently, Citizens First originates one- to four-family residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans. Set forth below is a general description of some of Citizens First’s current policies and practices with regard to some of these types of loans. Although Citizens First believes that the information set forth below is generally consistent with its current practices, management may make exceptions or deviations from its policies from time to time as it deems appropriate. In addition, lending policies and practices are subject to change from time to time as deemed appropriate by management.

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LOANS. Citizens First’s primary lending activity is the origination of loans secured by one- to four-family residences generally located in its market area. At December 31, 2003, one- to four-family residential mortgage loans totaled $386.5 million or 41.0% of Citizens First’s total loans. Citizens First currently offers various types of adjustable-rate mortgage loans and fixed-rate mortgage loans. At December 31, 2003, 22% of the dollar amount of loans in Citizens First’s residential mortgage loan portfolio had fixed interest rates and 78.0% of the dollar amount of loans in its residential mortgage loan portfolio had adjustable interest rates.

     Citizens First originates fixed-rate, fully-amortizing residential mortgage loans with maturities of 10, 15, 20 and 30 years. The Bank’s management establishes the loan interest rates based on market conditions, with consideration given to the type of the loan and the quality and liquidity of the collateral securing the loan. Citizens First offers mortgage loans that generally conform to Freddie Mac guidelines, as well as jumbo loans, which, according to these guidelines, presently means loans in amounts over $322,700. Fixed-rate conforming loans are typically originated for sale in the secondary market, although Citizens First generally retains the servicing rights. Citizens First will underwrite one- to four-family owner-occupied residential mortgage loans in amounts equal to up to 97% of the appraised value of the underlying real estate, although private mortgage insurance will generally be required on most loans that exceed 80% of the lower of the appraised value or the purchase price of the real estate. In limited instances, Citizens First will originate loans that constitute 103% of the appraised value of the underlying real estate for sale in the secondary market, although Citizens generally retains the servicing rights.

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

     Adjustable-rate mortgage loans help reduce Citizens First’s exposure to changes in interest rates because the interest rate paid by Citizens First’s borrowers changes with changes in market interest rates. Because rate changes could increase payments that borrowers are required to make, regardless of their ability to make the increased payments, adjustable rate mortgage loans involve some unquantifiable credit risks. Accordingly, if interest rates rise, and mortgage payments are repriced at increased amounts, the risk of default on adjustable-rate mortgage loans increases as well. In addition, although adjustable-rate mortgage loans increase the responsiveness of Citizens First’s asset base to interest rate changes, the extent of this interest rate sensitivity is limited by the contractual documentation, which often restricts how much the interest rates can increase annually and over the lifetime of the mortgage. As a result, yields on adjustable-rate mortgage loans may not be sufficient to offset increases in Citizens First’s cost of funds during periods of rising interest rates.

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

RESIDENTIAL CONSTRUCTION LOANS. Citizens First originates construction loans to individuals for the construction of one- to four-family residences. At December 31, 2003, residential construction loans totaled $25.0 million or 2.65% of Citizens First’s total loans. Citizens First’s residential construction loans generally provide for the payment of interest only during the construction phase, which is typically between 6 and 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made in amounts of up to 95% of the appraised value of the underlying real estate, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the lesser of either the appraised value or the sales price of the secured property. Construction loans to individuals are generally made on the same terms as Citizens First’s one- to four-family mortgage loans. Citizens First also originates residential construction loans to certain builders with which Citizens First has an established relationship.

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

     Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. For example, if a builder fails to pay subcontractors, a lien could be attached against the property by the subcontractors, which could reduce the value of the property as collateral for the Bank’s loan. Additional risk also often exists because of the inherent difficulty in estimating in advance both a property’s value post-construction and the estimated cost of construction. If the estimate of construction costs proves to be inaccurate, Citizens First may be required to advance funds beyond the amount originally committed to protect the value of the collateral for its loan. If the estimate of value upon completion proves to be inaccurate, the property’s value may be insufficient to assure full loan repayment.

COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS. Citizens First also originates commercial real estate loans. These loans are generally secured by properties located in Citizens First’s primary market area and used for business purposes, such as small office buildings, industrial facilities or retail facilities. Citizens First also, to a lesser extent, originates multi-family real estate loans that are typically secured by 5-unit or larger apartment buildings in Citizens First’s primary market area. At December 31, 2003, commercial and multi-family real estate loans totaled $241.1 million or 25.6% of Citizens First’s total loans.

     Most of the commercial and multi-family real estate loans originated by Citizens First are fully amortizing loans with terms of up to 20 years. Generally, the maximum loan amount Citizens First permits for such a loan is 80% of the value of the underlying real estate. In reaching its decision on whether to originate a commercial or multi-family real estate loan, Citizens First considers the net operating income of the property that will secure the loan, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, Citizens First will also consider the terms of the applicable leases and the quality of the tenants. Citizens First has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of between 1.10x and 1.30x. Citizens First generally requires written appraisals prepared by a certified independent appraiser of all properties securing commercial or multi-family real estate loans of greater than $250,000 or if an appraisal is required by the Financial Institutions Reform, Recovery and Enforcement Act. Additionally, environmental surveys are usually required before Citizens First funds certain larger commercial real estate loans in excess of $1.0 million and may be required on commercial real estate loans of greater than $500,000 or where a risk of contamination exists.

     Citizens First also makes construction loans for commercial development projects, including multi-family commercial properties, single-family subdivisions and condominiums. These loans generally have an interest-only phase during construction and then convert to permanent financing. The permanent mortgage loan must be approved at the time Citizens First initially approves the construction loan. Disbursement of funds is at the sole discretion of Citizens First and is based on the progress of construction. The maximum loan-

to-value ratio for these loans permitted by Citizens First depends upon the type of commercial development project being undertaken, but generally the amount of this type of loan will not exceed 80% of the value of the underlying real estate.

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

     HOME EQUITY LOANS AND LINES OF CREDIT. Citizens First offers home equity loans and lines of credit secured by owner-occupied one- to four-family residences. At December 31, 2003, home equity loans and lines of credit totaled $85.4 million or 9.1% of Citizens First’s total loans. Additionally, at December 31, 2003, the unadvanced amounts of home equity lines of credit totaled $31.7 million. Unadvanced amounts of home equity loans are not shown as liabilities on the Company’s balance sheet. For more information about Citizens First’s commitments, including commitments to make advances on home equity lines of credit, see Note 13 to the Company’s Consolidated Financial Statements.

     The underwriting standards employed by Citizens First for home equity loans and lines of credit generally include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral that would secure the loan. Home equity loans generally will not be made if the borrower’s outstanding monthly debt exceeds 40% of the borrower’s gross monthly income. Loan-to-value ratios and maximum loan amounts vary depending on the amount of insurance coverage on the underlying property. Generally, home equity loans are made with fixed interest rates and terms of up to 15 years.

     Home equity lines of credit, as opposed to home equity loans, generally have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined (original mortgage plus home equity line of credit) loan-to-value ratio on home equity lines of credit is 85%. Home equity lines of credit are generally made in amounts of up to $500,000. A home equity line of credit generally may be drawn down by the borrower over an initial period of 5 years from the date of the loan agreement. During this period, the borrower generally has the option of paying, on a monthly basis, either principal and interest together or only the interest. If the equity line is not renewed, the borrower is generally required to repay the amount outstanding under the line of credit over a term not to exceed 15 years, beginning at the end of this initial 5-year period.

     CONSUMER LOANS. Citizens First offers a variety of consumer loans, including automobile loans, mobile home loans, other secured loans, collateral loans, personal loans and unsecured loans. At December 31, 2003, consumer loans totaled $97.3 million or 10.3% of Citizens First’s total loans. Citizens First offers fixed-rate automobile loans with terms of up to 72 months. These loans are offered on a direct basis, meaning the Bank makes the loan directly to the consumer purchasing the automobile, and on an indirect basis, which is described in more detail below. Citizens First will generally make such loans up to 100% of the retail price for new cars and up to 90% of the retail value as stated in the NADA Used Car Guide for used cars. The interest rates Citizens First offers on these loans depend on the age of the automobile, market conditions and current market interest rates.

     In March 1999, Citizens First commenced an indirect consumer lending program. Under this program, Citizens First originates automobile loans through approximately 46 automobile dealers in its primary market area. These dealers provide Citizens First applications made by consumers to finance new (and, to a lesser extent, used) vehicles sold by their dealerships. Citizens First has the opportunity to accept or reject each loan. Generally, Citizens First pays a monthly fee, or “dealer reserve,” to the automobile dealer based on the interest rate on the loan. If a loan is paid off or charged off within a specified time period, the dealer forfeits the dealer reserve, and Citizens First is credited with 100% of the dealer reserve, which it may withhold from the dealer’s account or credit against future payments to the dealer.

     Citizens First also originates consumer loans secured by mobile homes. Historically, these loans were primarily originated indirectly through dealer relationships, similar to the arrangements currently in place with automobile dealers described above. In recent years, however, management has decided to stop originating these loans on an indirect basis. At December 31, 2003 and December 31, 2002, outstanding mobile home loans were in the amounts of $9.1 million, or 9.4% of consumer loans, and $8.3 million, or 10.8% of consumer loans, respectively. Citizens First originates loans on new or used (up to 15 years old) mobile homes, with terms ranging from 7 to 15 years and with fixed interest rates. Citizens First generally will finance up to a maximum of 90% of either the purchase price of the mobile home unit or the retail value as stated in the NADA book, whichever is less.

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

     Citizens First believes that it will benefit from the higher yields typically earned on consumer loans, in contrast to the relatively lower yields earned on residential one- to four-family loans, and that the shorter duration of consumer loans will improve Citizens First’s interest rate risk position. Consumer loans, however, entail greater risk of nonpayment than do residential mortgage loans. This is particularly true in the case of loans that are unsecured or that are secured by rapidly depreciating assets such as automobiles. As a result of the greater likelihood of damage, loss or depreciation to the underlying collateral (such as the automobile), consumer loan collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency on the loan often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment because the costs of additional collection efforts may not be justified by the potential amount to be collected. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by such events as job loss, divorce, illness or personal bankruptcy. For information on how the Company determines its provision for loan losses, see the section captioned “Allowance for Loan Losses” below, the section captioned “Critical Accounting Policies” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the Company’s Consolidated Financial Statements.

     COMMERCIAL LOANS. Citizens First makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. Citizens First offers a variety of commercial lending products, including term loans for fixed assets, working capital loans and lines of credit and loans with a single principal payment at maturity. Additionally, Citizens First originates Small Business Administration-guaranteed loans. At December 31, 2003, commercial loans totaled $107.7 million or 11.4% of Citizen First’s total loans.

     Citizens First offers secured commercial term loans generally with terms of up to ten years and the payment of which is dependent on future earnings. Business lines of credit generally have adjustable rates of interest and terms of up to three years. Loans that require a one-time payment of principal at termination will generally be originated on terms of up to 3 years as long as the borrower is paying interest at least semi-annually. Loans generally will be originated on terms of up to one year if the borrower will pay all of the interest due upon maturity. Business loans with variable rates of interest are generally indexed to the prime rate as reported in The Wall Street Journal. Citizens First also makes unsecured commercial loans. Unadvanced amounts of commercial loans and commercial loan commitments are not shown as liabilities on the Company’s balance sheet. For more information about Citizens First’s commitments, including unadvanced amounts of commercial loans and commercial loan commitments, see Note 13 to the Company’s Consolidated Financial Statements.

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

     Commercial loans generally involve higher risk than residential mortgage loans. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment or other income and are secured by real property for which the value can be easily ascertained. Commercial loans, on the other hand, are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself, which may be difficult to predict and may depend on various unknown factors. Further, any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

     LOANS TO ONE BORROWER. The maximum amount that Citizens First may lend to one borrower is limited by regulation. At December 31, 2003, Citizens First’s regulatory limit on loans to one borrower was $12.9 million or $21.5 million for loans approved by two-thirds of the Board of Directors. At that date, Citizens First’s largest amount of outstanding loans to one borrower, including the borrower’s related interests, was approximately $20.7 million and consisted of ten commercial, industrial and retail properties. These loans were previously approved by the Bank’s Board of Directors. Additionally, at December 31, 2003, Citizens First’s largest outstanding commitment to one borrower was approximately $20.9 million, approximately $20.7 million of which was outstanding, and consisted of commercial and industrial and retail properties. All of these loans were performing in accordance with required repayment terms at December 31, 2003. For more information on the regulations limiting loans to one borrower, see the section captioned “Loans to One Borrower” under the heading “Regulation and Supervision” below.

     LOAN APPROVAL PROCEDURES AND AUTHORITY. Citizens First’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Citizens First’s Board of Directors and management. Although subject to change and deviation or exception from time to time as determined appropriate by management, the current guidelines are generally as follows:

•	Residential real estate loans in amounts of greater than $700,000 but less than $1.0 million require the approval of the Bank’s Mortgage Loan Committee, which consists of the President and Chief Executive Officer of the Bank, Senior Vice President — Retail Banking, a Vice President and an Assistant Vice President.

•	Residential real estate loans in amounts of between $1.0 million and $2.0 million require approval of the Officers’ Credit Committee, which consists of the President and Chief Executive Officer of the Bank, the Senior Vice President — Commercial Banking, certain commercial officers and other officers as designated.

•	Loans in amounts in excess of $2.0 million require approval of the Directors’ Loan Committee, which consists of three directors of the Bank, the President and Chief Executive Officer of the Bank and the Senior Vice President — Commercial Banking of the Bank.

•	The President and Chief Executive Officer of the Bank has been delegated the authority to approve any real estate loan up to $700,000.

•	Consumer loans in amounts in excess of $1.0 million, but less than $3.0 million require approval of two outside Directors, and loans of $3.0 million or more require approval of the entire Board of Directors of the Bank.

•	The President and Chief Executive Officer may individually approve any consumer loan in an amount of up to $700,000.

•	All commercial and commercial real estate loans in amounts in excess of $5.0 million require approval of the Board of Directors of the Bank.

•	Commercial and commercial real estate loans in amounts between $2.0 and $5.0 million require the approval of the Directors’ Loan Committee.

•	Commercial and commercial real estate loans in amounts between $500,000 and $2.0 million require the approval of the Officers’ Credit Committee.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Citizens First’s lending activities are generally conducted by its salaried and commissioned loan personnel and through its relationship with vehicle dealers, which is described in more detail under the heading “Consumer Loans” above.

     Except in connection with Citizens First’s indirect automobile lending, Citizens First relies on advertising, referrals from realtors and customers and personal contact by Citizens First’s staff to originate loans. Other than the automobile dealerships previously discussed, Citizens First does not use loan correspondents or other third parties to originate loans. Citizens First’s ability to originate adjustable-rate and fixed-rate loans depends upon the relative customer demand for these loans, which is in turn affected by the current and expected future levels of interest rates. Interest rates are in turn affected by a variety of other factors, some of which are mentioned in the section captioned “Forward-Looking Statements” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Generally, fixed-rate loans that conform to the underwriting standards specified by Freddie Mac are originated by Citizens First for sale in the secondary market to Freddie Mac and, to a lesser extent, private investors. Additionally, Citizens First may in the future sell loans in the secondary market to Fannie Mae although, to date, no loans have been sold to Fannie Mae. Citizens First generally retains the servicing rights on the loans sold in the secondary market, meaning that Citizens First receives payments and other collections on these loans and administers these loans in exchange for a servicing or administrative fee. Citizens First currently has a best efforts contract with a third party under which Citizens First must use its best efforts to provide the third party with loans for sale. Citizens First is not required under this contract to replace loans that fail to close for any reason. Additionally, Citizens First has entered into forward contracts with Freddie Mac in the past, under which Freddie Mac commits to purchase certain loans from the Bank. At December 31, 2003, Citizens First had outstanding forward contracts, all of which were with Freddie Mac, to sell loans of approximately $5.8 million. Under these forward contracts, Freddie Mac is generally required to purchase these loans in the future from Citizens First, notwithstanding any change in the market interest rate, as long as specific underwriting requirements are met in making the loans. Sales of most fixed-rate loans are made without recourse to Citizens First if the borrower defaults. Citizens First generally originates adjustable-rate loans for its portfolio, but will, from time to time, sell these loans in the secondary market based on prevailing market interest rate conditions, Citizens First’s liquidity needs and Citizens First’s interest rate risk position.

     The following table sets forth Citizens First’s loan originations, sales and principal repayments for the periods indicated:

		For the Nine
	For the Year Ended	Months Ended	For the Year Ended
	December 31,	December 31,	March 31,
	2003	2002	2002
	(In thousands)
Loans at beginning of period	$831,815	$748,202	$684,875
Originations:
Real estate:
One- to four-family	443,664	347,097	187,765
Commercial and multi-family real estate	114,103	59,174	41,078
Residential construction	31,194	37,044	50,045
Home equity loans and lines of credit	65,820	16,856	43,911

Total real estate loans	654,781	460,171	322,799
Consumer	41,568	30,985	35,834
Commercial	65,571	43,628	107,293

Total loans originated	761,920	534,784	465,926
Deduct:
Principal loan repayments and prepayments	325,698	263,129	212,816
Loan sales	324,960	188,042	189,783

Sub-total	650,658	451,171	402,599

Net loan activity	111,262	83,613	63,327

Loans at end of period(1)	$943,077	$831,815	$748,202

(1)	Loans at end of period include loans in process of $1.6 million, $13.7 million and $13.7 million for fiscal years 2003, 2002 and 2001, respectively.

     Loan Commitments. Citizens First frequently issues loan commitments to its prospective borrowers, which are made in writing on specified terms and conditions. Commitments are generally honored for up to 30 days from approval for residential real estate loans and for up to 180 days on commercial and multi-family real estate loans. At December 31, 2003, Citizens First had loan commitments and unadvanced loans and lines of credit totaling $217.4 million. These loan commitments and unadvanced loans and lines of credit do not appear as liabilities on the Company’s Consolidated Financial Statements. For more information regarding Citizens First’s loan commitments and unadvanced loans and lines of credit, see Note 13 of the Company’s Consolidated Financial Statements. Although the Company believes that it has sufficient liquidity to meet these commitments and obligations in the future, there can be no assurance regarding whether intervening factors, some of which are beyond the Company’s control, will interfere with the Company’s ability to do so. For more information, see the section captioned “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Loan Fees. In addition to interest earned on loans, Citizens First receives income from fees in connection with loan originations, loan modifications and late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. For more information, see the Company’s Consolidated Financial Statements.

Citizens First charges loan origination fees, which are calculated as a percentage of the amount borrowed, subject to a minimum amount. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized as charges against income over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2003, Citizens First had $2.2 million of net deferred loan fees.

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

Citizens First ceases accruing interest on loans when principal or interest payments are delinquent 90 days or more, unless the loan is adequately collateralized and is in the process of collection. If management determines that interest is uncollectible, all interest previously accrued is reversed against current period interest income. If collection of principal or interest is considered doubtful, loans are placed on nonaccrual status or charged against income at an earlier date. The following table provides information at the dates indicated regarding various non-accruing loans in Citizens First’s loan portfolio and regarding real estate owned by the Bank:

	December 31,			March 31,
	2003	2002	2002	2001	2000
		(Dollars in thousands)
Non-accruing loans:
Real estate	$3,268	$1,876	$1,437	$1,156	$954
Consumer	452	182	61	220	64
Commercial	195	356	295	434	228

Total (1)	3,915	2,414	1,793	1,810	1,246
Real estate owned (2)	443	353	953	282	80

Total nonperforming assets	$4,358	$2,767	$2,746	$2,092	$1,326

Total nonperforming loans as a percentage of total loans	0.47%	0.29%	0.24%	0.26%	0.21%
Total nonperforming loans as a percentage of total assets	0.40%	0.24%	0.19%	0.21%	0.17%

(1)	Total non-accruing loans equals total nonperforming loans.

(2)	Real estate owned balances are shown net of related loss allowances and include repossessed automobiles, which at December 31, 2003, totaled $63,000.

     Interest income that would have been recorded for the year ended December 31, 2003 had nonaccruing loans been current according to their original terms amounted to approximately $100,200. Interest related to these loans was not included in interest income for the year ended December 31, 2003.

     The following table sets forth the delinquencies in Citizens First’s loan portfolio as of the dates indicated.

		December 31, 2003				December 31, 2002
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance of	of	Balance of	of	Balance of	of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
Real estate loans:
One- to four-family	27	$2,632	25	$2,506	12	$1,114	14	$1,575
Commercial real estate	2	290	2	149	—	—	—	—
Residential construction	—	—	4	762	—	—	2	301
Consumer loans:
Home equity loans and lines of credit	2	97	8	84	29	385	7	116
Other Consumer loans	39	303	27	328	31	270	8	66
Commercial loans	1	91	2	86	3	101	3	356

Total	71	$3,413	68	$3,915	75	$1,870	34	$2,414
Delinquent loans to total loans		0.36%		0.47%		0.25%		0.32%

		At March 31, 2002
	60-89 Days		90 Days or More
	Number	Principal	Number	Principal
	of	Balance of	of	Balance of
	Loans	Loans	Loans	Loans
Real estate loans:
One- to four-family	18	$2,263	10	$1,161
Commercial real estate	—	—	—	—
Residential construction	3	401	2	276
Consumer loans:
Home equity loans and lines of credit	4	130	—	—
Other Consumer loans	13	109	8	61
Commercial loans	2	888	2	295

Total	40	$3,791	22	$1,793
Delinquent loans to total loans		0.51%		0.24%

     Real Estate Owned. Real estate acquired by Citizens First as a result of foreclosure and real estate acquired by deed-in-lieu of foreclosure is classified as real estate owned until sold. Under Michigan law, there is generally a six-month redemption period with respect to one- to four-family residential properties during which the borrower has the right to repurchase the property. When property is acquired, the property is recorded on the Bank’s balance sheet at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure less estimated costs to sell. This recordation establishes a new cost basis. Holding costs and declines in fair value after acquisition of the property may result in charges against Citizens First’s income. At December 31, 2003, Citizens First had approximately $443,000 in real estate owned, which consisted of 4 one-to four-family residences, 1 vacant parcel of land and $63,000 of repossessed automobiles.

Asset Classification. Bank regulators have adopted various regulations and practices regarding “problem” assets of savings institutions. Under these regulations, examiners have authority to identify problem assets during examinations and, if appropriate, to require them to be classified as described below.

There are three classifications for “problem” assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as substandard assets, except that weaknesses of doubtful assets make collection or liquidation in full questionable based on currently existing facts, conditions and values, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion of an asset is classified as “loss,” the insured institution establishes a specific allowance in its allowance for loan losses for the full amount of the portion of the asset that is classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances such as those for assets classified as “loss” generally do not qualify as regulatory capital. Citizens First’s Directors’ Loan Committee, which consists of the President and Chief Executive Officer of the Bank, two outside directors and the Senior Vice President — Commercial Banking, classifies assets on a monthly basis based upon delinquency reports, assets held by Citizens First as real estate owned, asset review summaries and assets brought to the attention of the Director’s Loan Committee by other senior officers. Assets that do not currently expose the insured institution to sufficient risk to warrant classification as substandard, doubtful or loss, but that possess weaknesses, are designated by Citizens as “special mention.” Citizens First monitors “special mention” assets.

     The following table sets forth the Bank’s classified assets at December 31, 2003.

	Loss		Doubtful		Substandard		Special Mention
	Number		Number		Number		Number
	of	Principal	of	Principal	of	Principal	of	Principal
	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance
	(Dollars in thousands)
Real estate loans:
One- to four-family	—	$—	—	$—	29	$3,268	—	$—
Commercial and multi-family	—	—	—	—	3	195	3	1,779
Residential construction	—	—	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—	—	—
Consumer loans:	—	—	—	—	—	—	—	—
Vehicles	—	—	—	—	18	120	—	—
Other	—	—	—	—	15	137	—	—
Commercial loans	—	—	—	—	3	195	8	2,802

Total	—	$—	—	$—	68	$3,915	11	$4,581

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

Potential Significant Impact on Financial Statements and Condition. The level of the allowance for loan losses is important to the portrayal of the Company’s financial condition and results of operations. Although management believes that it uses the best information available to establish the allowance for loan losses, the determination of what the loan allowance should be requires management to make difficult and subjective judgments about which estimates and assumptions to use. Actual results may differ materially from these estimates and assumptions, resulting in a direct impact on Citizens First’s allowance for loan losses and requiring changes in the allowance. Because the estimates and assumptions underlying Citizens First’s allowance for loan losses are inherently uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could have a material adverse effect on Citizens First’s net income, its financial condition and results of operations. The Company, therefore, views its allowance for loan losses as a “critical accounting policy.” For additional information about the allowance for loan losses, see Note 1 to the Company’s Consolidated Financial Statements and the section captioned “Critical Accounting Policies” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Methodology for Determination of Loan Loss Allowance. Management evaluates the adequacy of the level of its loss allowance at least quarterly as a function of its internal asset review process because of the importance of the Bank’s loan loss allowance. The Bank’s Director Loan Committee meets monthly to review asset classifications and to recommend any changes to the allowance for loan losses.

In order to determine if its loan loss allowance is adequate, Citizens First assesses the expected losses inherent in its loan portfolio. Management’s internal asset review system and loss allowance methodology are intended to identify problem assets and recognize losses in a timely manner. Management considers various factors in determining whether its allowance for loan losses is adequate, including risk characteristics inherent in different types of loans. Management first performs a detailed review of multi-family real estate loans, commercial real estate loans and other loans with significant balances. Multi-family and commercial real estate loans are generally considered to involve a higher degree of risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. In addition, multi-family and commercial real estate loans typically involve higher loan principal amounts, and the repayment of these loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Finally, multi-family and commercial real estate loan values tend to be more cyclical, and recessionary conditions of the type that prevail from time to time in the Bank’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multi-family and commercial real estate properties. As a result, multi-family and commercial real estate loans are assigned higher credit risk ratings upon their origination, as are other loans with significant balances. In addition to a review of multi-family and commercial real estate loans and other loans with significant balances, a detailed credit quality review is also performed for other loans that have deteriorated below certain levels of credit risk or that have been classified or identified as “watch list” loans. A specified loss allowance is attributed to these reviewed loans.

An appropriate level of loss allowance is then determined for the remaining balance of the loan portfolio. This allowance relates to assets with no well-defined deficiencies or weaknesses and takes into consideration losses that are inherent within the portfolio but that have not yet been realized. This allowance is determined by applying estimated projected loss factors to each specific type of loan category in the portfolio (e.g., one- to four-family residential mortgage loans, consumer loans). Varying loss factors are applied to specific sub-categories of loans within the broader loan categories (e.g., fixed-rate mortgage loans, automobile loans). Management determines the estimated loss factors based on historical and recent loan loss experience, industry averages and trends in loan delinquencies and nonaccruals for each type of loan. The determination of the estimated loss factors applied to each type of loan is based on information known and projections made by management based on that information. As a result, actual loss ratios experienced in the future could vary from those projected, which could have a material impact on the loan loss allowance.

After the review yields an aggregate amount of loss allowance attributable to specific loans and after management applies various loss factors to the remaining balance of loans by type, management then analyzes the adequacy of the combined amount of loan loss allowance by considering other factors that may have an impact on the performance of the loan portfolio. These factors include trends in real estate and collateral values, trends and forecasts for the national and local economies, the geographic dispersion of borrowers and other risk factors. Based on this analysis, management adjusts the overall loss allowance, which may result in an unallocated portion of the loan loss allowance. Management believes that an unallocated portion of the allowance is generally necessary because other factors affecting whether losses in the loan portfolio are probable may not be captured by applying estimated loss factors. The existence of an unallocated portion of the loan loss allowance reflects management’s view that the allowance should have a margin that recognizes that the process of estimating expected credit losses and determining the loan loss allowance is imprecise. Determination of the probable losses inherent in the portfolio, which losses are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment and uncertainty. The assessment of general local and national economic conditions and trends inherently involves a higher degree of uncertainty as it requires management to anticipate the impact that economic trends, legislative actions or other unique market and/or portfolio issues have on estimated credit losses. Recent factors which were considered in the evaluation of the adequacy of Citizens First’s unallocated loan loss reserve include increases in commercial real estate, commercial and construction loans and increases in the amount of loans that have been charged off. Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the Bank’s loan loss allowance.

     Recent Adjustments to Loan Loss Allowance. During the year ended December 31, 2003, management reevaluated its loan loss allowance methodology in recognition of Citizens First’s strategy of increasing multi-family real estate, commercial real estate, commercial and consumer (particularly indirect automobile) loans and the overall increase in the risk inherent in a loan portfolio with an increased amount of these loans. Management determined that the loss factors applied to commercial real estate, commercial and consumer loans should be increased. As a result, management maintained the loan loss allowance at a level of $11.7 million, or 1.24% of total loans, at December 31, 2003.

     Possible Future Adjustments to Loan Loss Allowance. No assurances can be given that Citizens First’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by Citizens First or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses or if historical trends change. Nevertheless, management believes that, based on information currently available, Citizens First’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. In addition, it is uncertain whether various regulatory agencies, as an integral part of their examination process and in reviewing Citizens First’s loan portfolio, will request that Citizens First increase its allowance for loan losses. Citizens First believes, however, that it has established its existing loan loss allowance in conformity with generally accepted accounting principles. These agencies could, nevertheless, require Citizens First to provide additions to the allowance for loan losses based upon judgments of the agencies that are different from the judgments of management. Additional information about Citizens First’s allowance for loan losses can be found in Note 1 to the Company’s Consolidated Financial Statements and in the section captioned “Critical Accounting Policies” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The following table presents an analysis of Citizens First’s allowance for loan losses (000s omitted).

		For the Nine
	Year Ended	Months Ended	Year Ended
	December 31,	December 31,		March 31,
	2003	2002	2002	2001	2000
Allowance for loan losses, beginning of year	$11,082	$11,020	$10,831	$10,461	$11,161
Charged-off loans:
Real estate	(15)	(56)	(12)	(5)	(5)
Consumer	(755)	(498)	(870)	(342)	(230)
Commercial	(325)	(548)	(291)	(142)	—

Total charged-off loans	(1,095)	(1,102)	(1,173)	(489)	(235)
Recoveries on loans previously charged off:
Real estate	—	1	—	—	6
Consumer	154	242	263	23	12
Commercial	83	29	103	56	—

Total recoveries	237	272	366	79	18

Net loans charged-off	(858)	(830)	(807)	(410)	(217)
Provision for loan losses	1,440	892	996	780	(483)

Allowance for loan losses, end of period	$11,664	$11,082	$11,020	$10,831	$10,461

Net loans charged-off to average interest-earning loans	0.10%	0.10%	0.11%	0.06%	0.04%
Allowance for loan losses to total loans	1.24%	1.33%	1.47%	1.58%	1.80%
Allowance for loan losses to nonperforming loans	309.72%	459.07%	614.61%	598.40%	839.57%
Net loans charged-off to allowance for loan losses	7.36%	7.49%	7.32%	3.79%	2.07%
Recoveries to charge-offs	21.64%	24.68%	31.20%	16.16%	7.66%

     The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category (000s omitted).

		December 31,			December 31,
		2003			2002
		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate	$5,493	47.09%	78.27%	$5,286	47.71%	82.82%
Consumer	3,527	30.24%	10.31%	4,205	37.94%	9.93%
Commercial	1,922	16.48%	11.42%	1,020	9.20%	7.25%
Unallocated	722	6.19%	—	571	5.15%	—

Total allowance for loan losses	$11,664	100.00%	100.00%	$11,082	100.00%	100.00%

		March 31,			March 31,
		2002			2001
		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate	$4,980	45.19%	84.12%	$5,425	50.09%	86.78%
Consumer	4,130	37.48%	10.25%	4,082	37.69%	9.90%
Commercial	1,096	9.95%	5.63%	845	7.80%	3.32%
Unallocated	814	7.38%	—	479	4.42%	—

Total allowance for loan losses	$11,020	100.00%	100.00%	$10,831	100.00%	100.00%

		March 31,
		2000
		% of	Percent
		Allowance	of Loans
		in each	in Each
		Category	Category
		to Total	to Total
	Amount	Allowance	Loans
Real estate	$5,717	54.65%	87.29%
Consumer	3,120	29.83%	9.47%
Commercial	784	7.49%	3.24%
Unallocated	840	8.03%	—

Total allowance for loan losses	$10,461	100.00%	100.00%

Investment Securities Activities

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

The primary objectives of Citizens First’s investment portfolio are to provide the liquidity necessary to meet Citizens First’s day-to-day, cyclical and long-term requirements for funds, to invest funds not currently needed to fulfill loan demands and to provide a flow of dependable earnings with minimum risk associated with potential changes in interest rates or from the concentration of investments in a particular issuer or sector. Investment decisions are based upon Citizens First’s cash and borrowed funds position; the quality, maturity, stability and earnings of loans; the nature and stability of deposits; and Citizens First’s excess capital.

Under Citizens First’s current investment policy, its investment portfolio should be composed of investments in marketable obligations in the form of bonds, notes or debentures, which are generally salable under ordinary circumstances with reasonable promptness at fair value. Debt securities authorized for investment by the investment policy include U.S. Treasury securities, government agency securities, corporate debt securities, municipal securities, certificates of deposit, bankers acceptances, demand obligations, repurchase agreements and commercial paper.

Citizens First’s investment policy generally provides that all bonds, when purchased, must be of investment grade, as determined by at least one nationally recognized securities rating organization, and must generally carry a rating of “A/Mig2” or better or the equivalent or “A1/P1” for commercial paper when purchased. Citizens First’s investment policy limits investments in non-U.S. Treasury securities to no more than five percent of the value of Citizens First’s investment portfolio in any one issue or class and ten percent of the value of the investment portfolio in any one issuer. Also, the total amount of investment securities of any one issuer may not exceed twenty percent of the total of Citizens First’s capital, surplus, and subordinated notes and debentures. Citizens First’s investment policy is subject to change as determined appropriate by its Board of Directors.

Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intention regarding ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if management has the intention and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on these securities would be included in current earnings. Citizens First does not currently use or maintain a trading securities account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity. Citizens First currently classifies all of its securities as available for sale.

At December 31, 2003, Citizens First did not own any securities that had an aggregate book value in excess of 10% of Citizens First’s stockholders’ equity at that date, other than U.S. Government and Agency securities.

     The following table sets forth certain information regarding the amortized cost and fair value of Citizens First’s securities at the dates indicated (000s omitted).

	December 31,		December 31,		March 31,
	2003		2002		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Debt securities available-for-sale:
Obligations of U.S. Treasury and U.S. government agencies	$7,998	$8,013	$10,389	$10,775	$19,586	$20,388
Obligations of state and political subdivisions	17,863	18,611	14,149	15,049	14,056	14,568
Corporate Securities	47,880	48,263	65,223	64,720	74,126	73,874
Mortgaged-backed Securities	—	—	5,131	5,163	4,878	4,932

Total	73,741	74,887	94,892	95,707	112,646	113,762

Equity securities available-for-sale:	5,002	4,785	5,002	4,675	5,002	4,785

Total debt and equity securities	$78,743	$79,672	$99,894	$100,382	$117,648	$118,547

     The following table sets forth Citizens First’s securities activities for the periods indicated (000s omitted).

		For The Nine
	For the Year Ended	Months Ended	For the Year Ended
	December 31,	December 31,	March 31,
	2003	2002	2002
Securities:
Securities, beginning of period	$100,382	$118,547	$96,053
Purchases	53,964	12,070	128,623
Sales	(25,990)	(6,853)	(35,040)
Maturities	(48,867)	(22,744)	(70,290)
(Amortization) accretion	(259)	(228)	407
Increase (decrease) in unrealized gain	442	(410)	(1,206)

Net increase (decrease) in investment securities	(20,710)	(18,165)	22,494

Securities, end of period	$79,672	$100,382	$118,547

			At December 31, 2003
			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years
		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield
Available-for-sale securities:
Municipal securities (1)	$1,833	4.78%	$5,364	4.75%	$8,952	4.47%
Obligations of the U.S. Treasury and government agencies and corporation	8,013	7.21%	—			—
Corporates	13,455	5.71%	25,149	4.30%	5,025	4.16
Equity securities	—	—	—	—	—	—

Total securities at fair value	$23,301	5.9. %	$30,513	4.42%	$13,977	3.64%

	At December 31, 2003
	More than Ten Years		Equity		Total
		Weighted			Weighted
	Carrying	Average	Carrying	Carrying	Average
	Value	Yield	Value	Value	Yield
Available-for-sale securities:
Municipal securities (1)	$2,462	4.17%	$—	$18,611	3.13%
Obligations of the U.S. Treasury and government agencies and corporation	—	—	—	8,013	5.30%
Corporates	4,634	6.72%	—	48,263	4.51%
Equity securities	—	—	4,785	4,785	—

Total securities at fair value	$7,096	5.83%	$4,785	$79,672	3.98%

(1)	Weighted average yield data for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 35%.

Deposit Activities and Other Sources of Funds.

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

DEPOSIT ACCOUNTS. Nearly all of Citizens First’s depositors reside in Michigan. Citizens First offers a wide variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of Citizens First’s certificate of deposit accounts range from seven days to six years. Deposit account terms vary primarily based on minimum deposit balance, early withdrawal penalties, limits on the number of transactions and the interest rate. Citizens First reviews its deposit mix monthly and its pricing terms weekly. In October 1999, Citizens First began offering a wide range of commercial deposit products and checking accounts to cities, towns and municipal school districts located within Citizens First’s primary market area. At December 31, 2003, Citizens First had depository arrangements with approximately 46 municipalities. At December 31, 2003, these entities accounted for approximately $9.1 million, or 4.6%, of Citizens First’s certificates of deposit and $85.9 million, or 30.7%, of Citizens First’s money market accounts. Municipal and governmental depository arrangements generally are more sensitive to interest rate changes than other consumer deposit accounts and are typically subject to competitive bidding processes. Additionally, the balance of these deposit accounts tends to fluctuate more than consumer deposit accounts because of the budgeting and tax collection timing of each particular municipal entity. Accordingly, municipal deposits tend to be more volatile than consumer deposits, and there is no assurance that Citizens First will be able to maintain its current levels of municipal accounts in future periods.

     Citizens First believes it is competitive in the interest rates it offers on its commercial deposit account products. Citizens First determines the rates paid based on a number of factors, including rates paid by competitors, Citizens First’s need for funds and cost of funds, borrowing costs and movements of market interest rates. Citizens First does not utilize brokers to obtain deposits and at December 31, 2003 had no brokered deposits.

     The following table presents the deposit activity of Citizens First for the periods indicated (000s omitted):

	For the Year	For the Nine	For the Year
	Ended	Months Ended	Ended
	December 31,	December 31,	March 31,
	2003	2002	2001
Beginning balance	$671,830	$634,014	$581,281
Increase before interest credited	62,705	24,644	30,175
Interest credited	13,996	13,172	22,558

Net increase	76,701	37,816	52,733

Ending balance	$748,531	$671,830	$634,014

     At December 31, 2003, Citizens First had $71.7 million in certificate of deposit accounts in amounts of $100,000 or more maturing as follows (000s omitted):

		Weighted
		Average
Maturity Period	Amount	Rate
Three months or less	$14,712	1.51%
Over 3 through 6 months	7,635	3.94%
Over 6 through 12 months	6,807	3.17%
Over 12 months	42,506	3.91%

Total	$71,660

     The following table presents by various rate categories, the amount of certificates of deposit outstanding at the dates indicated and the periods to maturity of the certificates of deposit outstanding at December 31, 2003 (000s omitted).

	Less	One	Two	Over		Total at
	than One	to Two	to Three	Three	December 31,	December 31,	March 31,
	Year	Years	Years	Years	2003	2002	2002
Certificates of deposit:
0 to 1.00%	$37,203	$105	$67	$—	$37,375	$—	$—
1.01 to 2.00%	40,925	6,901	884	4	48,714	74,050	71,058
2.01 to 4.00%	14,355	2,756	13,941	10,840	41,892	63,833	62,810
4.01 to 5.00%	9,860	5,741	9,584	19,296	44,481	51,841	43,524
5.01 to 6.00%	7,322	12,279	3,864	13,926	37,391	43,163	39,451
6.01 to 7.00%	14,351	7,380	5,780	10,405	37,916	36,291	64,491
7.01 to 8.00%	4,187	2,396	931	192	7,704	2,674	7,976
Over 8.00%	1,921	294	127	—	2,344	—	—

Total certificate of deposit	$130,124	$37,852	$35,178	$54,663	$257,817	$271,852	$289,310

     Borrowings. Citizens First can use advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank by providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Indianapolis, Citizens First is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Indianapolis and is authorized to apply for advances as long as certain creditworthiness standards have been met. For more information, see the section captioned “Federal Home Loan Bank System” under the heading “Regulation and Supervision” below. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to Citizens First under several different credit programs of the Federal Home Loan Bank of Indianapolis. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2003, Citizens First had the ability to borrow a total of approximately $238.0 million from the Federal Home Loan Bank of Indianapolis, of which $172.5 million was borrowed at such date.

     The following table presents certain information regarding Citizens First’s borrowed funds at or for the periods ended on the dates indicated (000s omitted):

		Nine
	Year Ended	Months Ended	Year Ended
	December 31,	December 31,	March 31,
	2003	2002	2002	2001
Federal Home Loan Bank advances and other borrowings:
Average balance outstanding	$173,896	$164,199	$130,645	$90,348
Maximum amount outstanding at any month-end during the period	181,534	148,568	155,093	115,004
Balance outstanding at end of period	172,534	173,003	151,415	114,931
Weighted average interest rate during the period	5.35%	5.65%	6.23%	6.34%
Weighted average interest rate end of period	5.24%	5.36%	5.79%	6.35%

Trust Services

     Citizens First maintains its Asset Management and Trust Department, established in 1999, which provides trust and investment services to individuals, partnerships, corporations and institutions. The Asset Management and Trust Department also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Trust Department allows the Bank to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Citizens First’s operating strategy, Citizens First will continue to emphasize the growth of its trust service operations in order to grow its assets and to increase fee-based income. Citizens First has implemented several policies governing the practices and procedures of the Trust Department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest and maintaining impartiality. At December 31, 2003, the Trust Department managed 367 accounts with aggregate assets of $201.6 million, of which the largest relationship totaled $79.9 million, or 39.6% of the Trust Department’s total assets.

Personnel

     As of December 31, 2003, Citizens First had 244 full-time employees and 31 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

ADDITIONAL FINANCIAL INFORMATION

     Although this description of the business of Citizens First and the Bancorp includes some specific financial information, more detailed financial information can be found elsewhere in this Report. For the Company’s Consolidated Financial Statements, see Item 8. For “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see Item 7. Among other things, Item 7 also includes a table showing “average” balance sheets for the Company for the periods ended December 31, 2003 and December 31, 2002. This table shows, for those periods, the average balances of interest-earning assets and interest-bearing liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and the total dollar amount of interest expense from average interest-earning liabilities and the resulting average yields and costs. In addition, Item 7 contains a table captioned “Rate/Volume Analysis.” This table shows the effect on the Company’s interest income and interest expense of changes in interest rates and changes in the volumes of interest-earning assets and the volumes of interest-bearing liabilities during the period ended December 31, 2003 compared to the period ended December 31, 2002, during the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001 and during the year ended March 31, 2002 compared to the year ended March 31, 2001. In addition, see Item 6 for “Selected Financial Data” of the Company.

REGULATION AND SUPERVISION

General

     As a savings and loan holding company, Citizens First Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Citizens First is a Michigan-chartered state savings bank and a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Commissioner of the Michigan Office of Financial and Insurance Services and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Citizens First’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, which include policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the Michigan Office of Financial and Insurance Services or the U.S. Congress, could have a material adverse impact on Citizens First Bancorp, Citizens First, Metrobank and their operations. Certain regulatory requirements applicable to Metrobank, Citizens First and to Citizens First Bancorp are referred to below or elsewhere in this Form 10-K. The description of statutory provisions and regulations applicable to savings institutions and their holding companies included in this Form 10-K does not purport to be a complete description of these statutes and regulations and their effects on Citizens First and Citizens First Bancorp.

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

     Business Activities. The activities of state savings banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage. To qualify as a Michigan savings bank, both Citizens First and Metrobank must meet an asset test, which requires that during 9 of the 12 preceding months, at least 50% of its total assets must have consisted of specified assets, primarily housing loans, mortgage-backed securities, loans for religious, health and nursing home facilities, consumer loans, liquid assets and government obligations. An institution that fails the asset test must notify the Commissioner and may requalify by meeting the test, but it if fails to requalify within the time prescribed by the Commissioner, it must convert to a different charter or liquidate within the time prescribed by the Commissioner. If it does not do so, the Commissioner may appoint a conservator or seek the appointment of a receiver. As of December 31, 2003, Citizens First met the asset test for a Michigan savings bank. Under federal law, Citizens First must also meet the qualified thrift lender test discussed below.

     Loans to One Borrower. Michigan law provides that a stock savings bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the bank’s board of directors is granted. If the Michigan Commissioner determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2003, Citizens First did not have any loans with one borrower that exceeded its regulatory limit. A number of loans are exempted from these limitations. They include, among others, certain loans on commercial paper, loans to financial institutions and loans secured by bonds, notes and certificates of indebtedness of the United States. For more information, see the section captioned “Loans to One Borrower” under the heading “Lending Activities” above.

     Dividends. Dividends may be paid out of a Michigan savings bank’s net income after deducting all bad debts. A Michigan savings bank may only pay dividends on its common stock if the savings bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus. With the approval of the Michigan Commissioner and by a vote of shareholders owning two-thirds of the stock entitled to vote, a savings bank may increase its capital stock by declaring a stock dividend on the capital stock. A savings bank may pay dividends on its preferred stock without limitation on the rates. Federal law may also affect the ability of a Michigan savings bank to pay dividends.

     Branching Activities. Michigan savings banks, have the authority under Michigan law to establish branches anywhere in the State of Michigan, as well as in any other U.S. state or foreign country, subject to receipt of all required regulatory approvals (including the approval of the Michigan Commissioner and the Federal Deposit Insurance Corporation).

     Commissioner Assessments. Michigan savings banks are required to pay supervisory fees to the Michigan Commissioner to fund the operations of the Michigan Commissioner. The amount of supervisory fees paid by a bank is based upon a formula involving the bank’s total assets, as reported to the Michigan Commissioner. The assessments paid by Citizens First for the twelve months ended December 31, 2003 totaled $67,206.

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

Federal Regulation

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally-insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Citizens First, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation not to be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

     Citizens First and Metrobank must also comply with the Federal Deposit Insurance Corporation risk-based capital guidelines. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans fully secured by one-to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weight of 100%.

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

     The Federal Deposit Insurance Corporation has adopted a regulation providing that it will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. For more information about interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal banking authorities take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a total risk-based capital ratio of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating that is not experiencing significant growth) is considered to be “undercapitalized.” An institution that has a total risk- based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Federal Deposit Insurance Corporation is required to appoint itself sole receiver or conservator for an institution that is “critically undercapitalized.” A capital restoration plan must be filed with the Federal Deposit Insurance Corporation within 45 days of the date an institution is on notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Federal Deposit Insurance Corporation could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     As of December 31, 2003 and December 31, 2002, the most recent notification from the Company’s and the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

Insurance of Deposit Accounts. Citizens First and Metrobank are both a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

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

     Transactions with Related Parties. Citizens First’s authority to engage in transactions with an “affiliate” (generally, any company that controls or is under common control with an institution, including Citizens First Bancorp and its non-savings institution subsidiaries) is limited by federal law. Federal law places quantitative restrictions on these transactions and imposes specified collateral requirements for certain transactions. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions. The guidelines address internal controls and information systems, the internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

     Federal Statutory and Regulatory Provisions. All financial institutions are subject to federal statutory and regulatory provisions intended to address money laundering, including international money laundering. Under the Community Reinvestment Act and regulations implementing the Act, every FDIC-insured institution is obligated to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with safe and sound operation of the institution, and is examined and rated on its performance. An unsatisfactory rating can be the basis for denial of an application for a merger or branch. Citizens First received a “satisfactory” rating in its most recent Community Reinvestment Act evaluation by the FDIC. Since the enactment of the Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation permit exceptions to these limitations. For example, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than direct equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Savings Association Insurance Fund.

     Interstate Branching. Beginning June 1, 1997, federal law permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The law also permitted a state to “opt in” to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to “opt out” of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Michigan did not “opt out” of the provisions of the Interstate Banking Act. Accordingly, beginning June 1, 1997, a Michigan savings bank, could acquire an institution by merger in a state other than Michigan unless the other state had opted out. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

     Federal Enforcement. The Federal Deposit Insurance Corporation has primary federal enforcement responsibility over state non-member banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

Citizens First and Metrobank are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Citizens First, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Citizens First was in compliance with this requirement as its investment in Federal Home Loan Bank stock at December 31, 2003 was $9.4 million.

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

     As of January 9, 2004, Citizens First Bancorp is a multiple savings and loan holding company within the meaning of federal law. A multiple savings and loan holding company is generally limited to activities permissible for financial holding companies and certain additional activities authorized by Office of Thrift Supervision regulations. A company such as Citizens First Bancorp is not permitted to invest in more than 5% of the voting shares of any company that is engaged in any activity other than specified activities permissible for savings and loan holding companies.

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

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary institutions as previously described. Citizens First and Metrobank must notify the Office of Thrift Supervision 30 days before declaring any dividend to Citizens First Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     QTL Test. In order for Citizens First Bancorp to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), Citizens First and Metrobank must each qualify as a qualified thrift lender. To be a qualified thrift lender, each must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, Citizens First met the qualified thrift lender test.

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

     Under certain circumstances, a similar filing may be necessary with the Federal Deposit Insurance Corporation prior to the acquisition of control of Citizens First or Metrobank. If the acquirer of an interest in Citizens First Bancorp or Citizens First is a bank holding company, the acquisition may be subject to the jurisdiction of the Federal Reserve Board under the Bank Holding Company Act.

     Regulatory and Legislative Change. Citizens First, Metrobank and Citizens First Bancorp are extensively regulated and supervised. Regulations, which affect Citizens First on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the State of Michigan, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material impact on Citizens First Bancorp, Citizens First, Metrobank or their operations.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Securities Act and the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for changes to the reporting, accounting, corporate governance and business practices of companies, as well as financial and other professionals who have involvement with the U.S. public markets. Although the Company anticipates that it will incur additional expenses in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

FEDERAL AND STATE TAXATION

Federal Income Taxation

     General. Citizens First Bancorp and Citizens First report their income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to Citizens First Bancorp and Citizens First in the same manner as to other corporations with some exceptions, including, in particular, Citizens First’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax laws, regulations and rules applicable to Citizens First or Citizens First Bancorp. Citizens First’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1996. For its 2003 tax year, Citizens First’s maximum federal income tax rate was 35%.

     Bad Debt Reserves. For fiscal years beginning before December 31, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, which were generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. Citizens First’s reserve for nonqualifying loans was computed using the experience method.

     Federal legislation enacted in 1996 prohibited the use of reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995. Under this legislation, savings institutions also were required to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $6.6 million of Citizens First’s accumulated bad debt reserves would not be recaptured as taxable income unless Citizens First makes a “non-dividend distribution” to Citizens First Bancorp as described below.

     Distributions. If Citizens First makes “non-dividend distributions” to Citizens First Bancorp, they will be considered to have been made from Citizens First’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1988, to the extent of the “non-dividend distributions,” and then from Citizens First’s supplemental reserve for losses on loans, to the extent of those reserves. An amount based on the amount distributed, but not more than the amount of those reserves, will be included in Citizens First’s taxable income. Non-dividend distributions include distributions in excess of Citizens First’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Citizens First’s current or accumulated earnings and profits will not be so included in Citizens First’s taxable income.

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

State Taxation

The State of Michigan imposes a Single Business Tax (the “SBT”), which is an annual value-added tax imposed on the privilege of doing business in the State. Banks with business activity in Michigan are subject to the tax. Most organizations exempt from federal income tax, however, are also exempt from the SBT. The major components of the SBT are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income. For tax years beginning before 2000, the SBT base is decreased by the cost of depreciable tangible assets acquired during the year. For tax years beginning after 1999, an investment tax credit may be claimed for the acquisition of depreciable tangible assets. Effective January 1, 1999, the SBT rate was 2.2% and will be phased out during a 22-year period by dropping .1% per year.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax, but it is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. PROPERTIES

     Citizens First currently conducts its business through its main office located in Port Huron, Michigan, and fifteen other full-service banking offices located in St. Clair, Sanilac, Huron and Lapeer Counties, Michigan, all of which it owns. All full-service offices, except for the Sandusky Branch, have ATM facilities. All full-service offices have drive-through facilities. Citizens First also owns a drive-up banking center and a separate office for its trust and financial services operations, which are both located at its main offices in Port Huron. Citizens First currently leases property in Lapeer, Michigan for use as its loan production office. The lease on the property expires in November 2004, at which point Citizens First has the option to renew for two additional one-year periods. Citizens First also owns and operates ATM machines at seven other locations located in St. Clair, Sanilac, Macomb, and Lapeer Counties, Michigan. The spaces for the ATM machines are leased from independent unaffiliated third parties on a year to year basis. The Company owns a parcel of vacant land located in northern St. Clair County, Michigan, which was purchased in November, 2002. Management believes that the facilities and properties it owns and leases are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. Certain information concerning the properties of the Bank is set forth below (000s omitted).

		Net Book Value
	Original	of Property
	Year Leased	or Leasehold
	or	Improvements at
Location	Acquired	December 31, 2003
Main/Executive Office:
525 Water Street
Port Huron, Michigan 48060	1978	$1,600
Branch Offices:
1527 Hancock
Port Huron, Michigan 48060	1971	1,052
48 S. Elk Street
Sandusky, Michigan 48471	1972	76
123 N. Port Crescent
Bad Axe, Michigan 48413	1973	118
270 Clint on Avenue
St. Clair, Michigan 48079	1974	100
301 Summer Street
Algonac, Michigan 48001	1975	115
380 N. Cedar Street
Imlay City, Michigan 48444	1975	186
2015 Gratiot Boulevard
Marysville, Michigan 48040	1976	1,261
3136 Lapeer Road
Port Huron, Michigan 48060	1976	293
37 N. Howard
Croswell, Michigan 48422	1980	142
204 S. Huron
Harbor Beach, Michigan 48441	1980	46
210 S. Parker
Marine City, Michigan 48039	1987	71
807 S. Main Street
Lapeer, Michigan 48446	1993	76
4778 24th Avenue
Fort Gratiot, Michigan 48059	1998	97
5536 Main Street
Lexington, Michigan 48450	2002	382
2855 Wadhams Road
Kimball, MI 48054	2003	1,651
Other Properties:
550 Water Street
Port Huron, Michigan 48060 (1)	1986	45
555 Water Street
Port Huron, Michigan 48060 (2)	1998	778
500 Water Street
Port Huron, Michigan 48060 (3)	2000	281
624 W. Nepessing Street
Lapeer, Michigan 48446 (4)	2001	20
New Baltimore Land
New Baltimore, MI (5)	2003	1,218
Commercial Loan Center
New Baltimore, MI (6)	2003	17
Operations Building Lease
Port Huron, MI 48060 (7)	2003	61
Imlay City land
Imlay City, Michigan 48444 (8)	2003	1,102

Total		$10,788

(1)	The property, which Citizens First owns, consists of a drive-up ATM facility.

(2)	The property, which Citizens First owns, houses Citizens First’s trust and financial services operations.

(3)	The property, which Citizens First owns, consists of a drive-up banking and customer call center.

(4)	The property, which Citizens First leases, serves as a loan production office. The lease on the property expires in 2004, at which point Citizens First has the option to renew for two additional one-year periods.

(5)	The property, which Citizens First owns, consists of vacant land for a future branch site.

(6)	The property, which Citizens First leases, serves a commercial and mortgage loan production office.

(7)	The property, which Citizens First leases, serves as an operations building for checking and savings operations, Human Resources, Marketing and Accounting.

(8)	The property, which Citizens First owns, consists of vacant land for a future branch site.

ITEM 3. LEGAL PROCEEDINGS

Neither Citizens First nor any of its subsidiaries is a party to, nor is any of their property subject to or the subject of, any material pending legal proceedings other than routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the market price of and dividends on the Registrant’s Common Equity and Related Stockholder Matters appears under “Market For Registrant’s Common Equity and Related Stockholder Matters” in the Registrant’s 2003 Report to Stockholders and is incorporated herein by reference.

On March 28, 2002, Marshall J. Campbell, our Chief Executive Officer, and the Company entered into our Executive Stock Ownership Plan Agreement, pursuant to which Mr. Campbell is entitled to receive deferred compensation units convertible into the Registrant’s common stock. Under this Agreement, as subsequently amended and restated, each vested deferred compensation unit is convertible into one share of common stock of the Company upon Mr. Campbell’s death, retirement, termination of employment with the Company or the Bank, or if the Agreement is terminated by our Board of Directors on or after the date on which Mr. Campbell’s deferred compensation units become vested, which is January 31, 2007 (or earlier upon Mr. Campbell’s death, disability or certain changes of control). Pursuant to that Agreement, we awarded 4,509 deferred compensation units to Mr. Campbell with regard to the twelve months ended December 31, 2001. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the Agreement are complex and the above is only a summary. The full text of the Agreement has been filed as an Exhibit to this Form 10-K and should be consulted for full information.

The Company entered into deferred fee agreements with certain directors of the Company and/or the Bank at various times in 2001, under which these directors elected to defer fees paid to them by the Company and/or the Bank. On November 15, 2001 with regard to the directors of the Bank and November 29, 2001 with regard to the directors of the Company, it was agreed that fees previously deferred by these directors under the agreements and earnings on fees previously deferred would be settled in common stock of the Company, as would future fees deferred under these agreements. (Although a director has the right to change or revoke his or her deferral election, the revocation would be effective only for fees deferred for the period beginning with the calendar year after any such revocation. No director has revoked his or her deferral to date.) Dr. Demashkieh entered into a similar agreement with the Company on April 22, 2002 when he joined the Board. Upon a director’s termination of service with the Board of Directors of the Company and/or the Bank, each restricted stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the agreements are complex and the above is only a summary. The full text of a representative director’s deferred fee agreement previously was filed as an Exhibit with the Securities and Exchange Commission and is listed as an Exhibit to this Form 10-K and should be consulted for full information.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears under “Selected Financial Data” in the Registrant’s 2003 Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2003 Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item appears under the heading “Quantitative and Qualitative Disclosures about Market Risk” in the Registrant’s 2003 Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Citizens First Bancorp, Inc. and Subsidiary, together with the reports thereon by BDO Seidman, LLP and Plante & Moran, PLLC, are incorporated by reference to Citizens First’s Annual Report filed herewith as Exhibit 13. The supplementary financial information specified by Item 302 of Regulation S-K, Selected Unaudited Quarterly Financial Data, is also incorporated by reference to Citizens First’s Annual Report filed as Exhibit 13 herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

On October 15, 2003, Plante & Moran, PLLC resigned as the independent public accountant for the Company. On October 15, 2003, the Audit Committee of the Company’s Board of Directors, upon authority delegated to it by the Board of Directors, engaged the firm of BDO Seidman, LLP as the Corporation’s new independent public accountant. Further discussion regarding this matter can be found in the Company’s current report on Form 8-K filed with the Commission on October 16, 2003.

ITEM 9a. CONTROLS AND PROCEDURES

The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Section captioned “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004. Reference is made to the cover page of this Form 10-K and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Exchange Act.

The Board of Directors has determined that Christopher A. Kellerman is an “audit committee financial expert” and is “independent,” as each such term is defined under applicable SEC and NASDAQ rules. Citizens First Bancorp has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics is posted on the Company’s website at http://www.cfsbank.com. In the event we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our internet website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to executive compensation is incorporated herein by reference to the sections captioned “Executive Compensation” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004. The information required by this item relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section captioned “Executive Compensation — Equity Compensation Plan Information” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004.

Equity Compensation Plan Information

Plan Category			Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	related in column
	and rights	and rights	(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	170,800	$18.95	1,258,195

Total	170,800	$18.95	1,258,195

     The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Related Parties” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item relating to accountant fees and services is incorporated by reference to the section captioned “Proposal II — Ratification of Independent Auditors” in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004.

PART IV

ITEM 15, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

•	Independent Auditors’ Reports

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Income for the Periods Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Equity for the Periods Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the Periods Ended December 31, 2003, 2002, and 2001

•	Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

     All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3) Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of Citizens First Bancorp, Inc. (1)

10.1	Form of Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell

10.5	Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between Citizens First Savings Bank and Stephen J. Armstrong (2)

10.8	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

13.0	2003 Annual Report to Stockholders

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.1	Consent of BDO Seidman LLP

23.2	Consent of Plante & Moran PLLC

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(b) Reports on Form 8-K

1. Citizens First Bancorp, Inc. filed a current report on Form 8-K on October 16, 2003 announcing both the resignation of Plante & Moran, PLLC as its independent public accountant, and the engagement of BDO Seidman, L.L.P. as the Corporation’s new independent public accountant for the 2003 fiscal year.

2. Citizens First Bancorp, Inc. filed a current report pursuant to Item 12 of Form 8-K on November 13, 2003, regarding its press release announcing earnings (unaudited) for the three and nine month periods ended September 30, 2003, and a cash dividend of $0.09 per share.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Bancorp, Inc.
Date: March 15, 2004	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Marshall J. Campbell Marshall J. Campbell	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 15, 2004
/s/ Timothy D. Regan Timothy D. Regan	Secretary, Treasurer and Director (principal accounting and financial officer)	March 15, 2004

/s/ Ronald W. Cooley Ronald W. Cooley	Director	March 15, 2004

/s/ Walid Demashkieh Walid Demashkieh	Director	March 15, 2004

/s/ Christopher A. Kellerman Christopher A. Kellerman	Director	March 15, 2004

Exhibit Index

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of Citizens First Bancorp, Inc. (1)

10.1	Form of Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell

10.5	Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between Citizens First Savings Bank and Stephen J. Armstrong (2)

10.8	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

13.0	2003 Annual Report to Stockholders

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.1	Consent of BDO Seidman LLP

23.2	Consent of Plante & Moran PLLC

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications