Form 10-Q
period 2004-03-31
CITIZENS FIRST BANCORP INC
filed 2004-05-10
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer Yes [X] No [  ]

     The Issuer had 8,519,652 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2004.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Cash and cash equivalents:
Cash and due from depository institutions	$18,904	$30,426
Federal funds sold	1,614	2,165
Interest-bearing deposits in other depository institutions	26,778	1,056

Total cash and cash equivalents	47,296	33,647
Securities available for sale, at fair value	113,342	79,672
Federal Home Loan Bank stock, at cost	10,142	9,416
Loans held for sale	—	1,984
Loans — less allowance for loan losses of $12,647 and $11,664	1,052,175	929,201
Premises and equipment — Net	29,520	23,268
Accrued interest receivable and other assets	34,214	17,072

Total assets	$1,286,689	$1,094,260

LIABILITIES
Deposits:
Noninterest-bearing	$100,348	$51,498
Interest-bearing	810,058	697,033

Total deposits	910,406	748,531

Federal Home Loan Bank advances	195,945	172,534
Bank Line of Credit	10,000
Accrued interest payable and other liabilities	11,309	15,008

Total liabilities	1,127,660	936,073
STOCKHOLDERS’ EQUITY
Preferred stock — $.01 par value; Authorized - 1,000,000 shares; No shares issued and outstanding	—	—
Common stock — $.01 par value; Authorized - 20,000,000 shares; Issued - 9,526,761	95	95
Additional paid-in capital	92,911	92,911
Retained earnings	93,856	92,684
Accumulated other comprehensive income	205	613
Treasury stock at cost 1,207,017 shares and 1,206,517	(21,800)	(21,787)
Deferred compensation obligation	2,145	2,054
Unearned compensation — ESOP	(8,383)	(8,383)

Total stockholders’ equity	159,029	158,187

Total liabilities and stockholders’ equity	$1,286,689	$1,094,260

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
INTEREST INCOME
Loans, including fees	$15,561	$14,317
Federal funds sold and interest bearing deposits	167	99
Securities:
Tax-exempt	196	121
Taxable	661	960

Total interest income	16,585	15,497
INTEREST EXPENSE
Deposits	3,620	3,892
Federal Home Loan Bank advances	2,528	2,309

Total interest expense	6,148	6,201

NET INTEREST INCOME	10,437	9,296
PROVISION FOR LOAN LOSSES	90	360

NET INTEREST INCOME, after provision for loan losses	10,347	8,936
NONINTEREST INCOME
Service charges and other fees	1,198	630
Loan servicing fees	352	188
Mortgage banking activities	(373)	1,753
Gain on sale of securities	438	—
Other	380	382

Total noninterest income	1,995	2,953
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	4,183	3,452
Office occupancy and equipment	1,445	875
Advertising and business promotion	397	283
Stationery, printing and supplies	411	334
Data processing	334	146
Professional fees	583	436
Appraisal fees	93	275
Outside services	501	333
Other	1,512	663

Total noninterest expense	9,459	6,797

INCOME — Before federal income tax expense	2,883	5,092
FEDERAL INCOME TAX EXPENSE	999	1,891

NET INCOME	$1,884	$3,201

EARNINGS PER SHARE, BASIC	$0.24	$0.40

EARNINGS PER SHARE, DILUTED	$0.24	$0.40

DIVIDENDS PER SHARE	$0.09	$0.08

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,884	$3,201
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	90	360
Depreciation	560	249
Amortization (accretion)	(304)	(93)
Proceeds from sale of mortgage loans held for sale	23,454	98,004
Origination of mortgage loans held for sale	(21,151)	(95,833)
Gain on sale of mortgage loans	(319)	(2,308)
Gain on sale of investment securities	(438)	—
ESOP expense	—	348
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(441)	936
Increase in accrued interest payable and other liabilities	(6,999)	2,470

Net cash provided by operating activities	3,664	7,334
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	15,181	133
Proceeds from sale of securities available for sale	9,687	—
Purchase of available for sale securities	(15,557)	(25,242)
Purchase of Federal Home Loan Bank Stock	(398)	—
Acquisition, net of cash	(22,183)	(—)
Net increase in loans	(28,208)	(8,660)
Purchases of premises and equipment	(1,265)	(1,549)

Net cash used in investing activities	(42,743)	(35,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,279	48,138
Exercise of stock options	(3)	48,138
Payment of dividends	(712)	(633)
Purchase of treasury stock	(16)	(376)
Awards from ESOP	91	—
Repayment of FHLB advances	(89)	(3,522)
Proceeds from one-term debt	10,000	—
Proceeds from FHLB advances	(23,500)	—

Net cash provided by financing activities	60,056	43,607

NET DECREASE IN CASH AND CASH EQUIVALENTS	13,649	15,623
CASH AND CASH EQUIVALENTS - Beginning of period	33,647	40,356

CASH AND CASH EQUIVALENTS - End of period	$47,296	$55,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
Interest	$6,287	$9,724
Federal income taxes	1,500	1,500

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operation and cash flows, have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for another quarterly period or for a full year.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

(2) STOCK BASED COMPENSATION

     Under the Company's stock based incentive plan, the Company may grant up to 476,338 stock awards and 1,429,014 stock options under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. No stock based employee compensation cost related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of FASB Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below (000’s omitted, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$1,884	$3,201
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(8)

Pro forma net income	$1,856	$3,193

Earnings per share
Basic — as reported	$0.24	$0.40
Basic — pro forma	$0.24	$0.40
Diluted — as reported	$0.24	$0.40
Diluted — pro forma	$0.24	$0.40

(3) EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury and unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share.

Earnings per common share have been computed based on the following (000s omitted):

	Three Months Ended	Three Months Ended
	At March 31,	At March 31,
	2004	2003
Net income	$1,884	$3,201

Average number of common shares used in the basic earnings per share calculation	7,847,715	7,904,191
Effect of dilutive stock options	44,782	93

Dilutive common shares outstanding	7,892,497	7,904,284

(4) ACQUISITION

On January 9, 2004, the Company completed the acquisition of Metro Bancorp, Inc., and its subsidiary Metrobank, a Michigan savings bank headquartered in Farmington Hills, Michigan. (“Metrobank”) Under the terms of this transaction, the Company acquired all of the outstanding stock of Metro Bancorp in exchange for cash of $30,000,000.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.4 million. Intangible assets recorded for the acquisition that are subject to amortization were as follows in thousands of dollars as of March 31, 2004: (000s omitted)

	Gross	Accumulated
	Amount	Amortization
Core Deposit Intangible	$4,400	$157

The amount of the core deposits intangible asset recorded was small relative to the total purchase price and reflects that the Metrobank deposit portfolio was weighted towards higher interest rate account types.

Core deposit intangibles are being amortized on an accelerated method over a period of ten years. Amortization expense through March 31, 2004 was $157,000. Estimated amortization expense for the next five years is as follows in thousands of dollars: (000s omitted)

2004	$660
2005	561
2006	477
2007	405
2008	345

(5) LINE OF CREDIT

The Company obtained a line of credit from an unrelated bank in the amount of $50 million on January 9, 2004 of which $10 million was drawn upon. The effective rate on the line of credit is based on the three month LIBOR rate plus 1.40 percent effectively 2.51 percent as of March 31, 2004. A commitment fee of 1/4% is payable quarterly on the unused portion of the line of credit. Under the terms of the Agreement, the Company is required to be categorized as “well capitalized” under regulatory guidelines. The line is collateralized by the common stock of the bank, expires on January 9, 2005.

The estimated fair values of significant assets purchased and liabilities assumed were as follows as of the acquisition date: (000s omitted)

Cash and cash equivalents	$8,227
Securities	43,185
Loans	94,856
Premises and equipment	5,389
Acquisition intangibles	13,818
Deposits	134,598

The consolidated statements of income reflect the operating results of the Company since the effective date of the acquisition. The following table presents pro forma information for the three months ended March 31, 2003 as if the acquisition of Metro Bancorp, Inc. had occurred at the beginning of 2003. The pro forma information includes adjustments for the amortization of core deposit intangible arising from the transaction, the elimination of acquisition related expenses and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been, had the transaction been effected on the assumed dates. (000s omitted)

Three Months
Ended
March 31, 2003
(proforma)
Interest income	$17,633
Interest expense	6,619

Net interest income	11,014
Provision for loan losses	415

Net interest income after provision for loan losses	10,599
Non interest income	3,392
Non interest expense	8,439

Income before federal income tax expense	5,552
Federal income tax expense	2,021

Net income	$3,531

Basic earnings per share	$0.45
Diluted earnings per share	$0.45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis discusses changes in the financial condition and results of operations of the Company as of and for the three months ended March 31, 2004 and 2003 and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS. The Company or the Bank may from time to time make written or oral “forward-looking statements.” These forward-looking statements may be contained in the Company’s Annual Report to Stockholders, in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”), in other filings with the SEC and in other communications by the Company, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs, loan loss allowances and provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, capital and other expenditures and synergies, efficiencies, cost savings and funding and other advantages expected to be realized from various activities. The words “may,” “could,” “should,” “would,” “will”, “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “predict,” “continue” and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. Those factors, many of which are subject to change based on various other factors, including factors beyond the Company’s control, and other factors, including others discussed in the Company’s Annual Report to Stockholders, in the Company’s Form 10-K, other factors identified in the Company’s other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company, and its operations or cause its financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company’s forward-looking statements.

OPERATING STRATEGY. The Company is a community-oriented financial institution, offering a wide range of deposit and loan products to its customers. In recent years, the Company’s strategy has been one of controlled balance sheet growth and broader diversification of its loan products and loan portfolio. Beginning in 1995, the Company determined that it would originate its fixed-rate one-to-four-family residential mortgage loans primarily for sale, while generally retaining the servicing rights as to those mortgages. Since that time, the Company has emphasized originating residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. It has also emphasized increasing sources of noninterest income.

CRITICAL ACCOUNTING POLICIES. The Company’s “critical accounting policies” are described in the financial section of its 2003 Annual Report. Management believes its “critical accounting policies” relate to the allowance for loan losses and the valuation of mortgage servicing rights.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

     Total assets increased $192.4 million, or 17.67%, to $1.286 billion at March 31, 2004 from $1.094 billion at December 31, 2003, primarily due to the completed acquisition of Metro Bancorp, Inc. (“Metrobank”) located in Farmington Hills, Michigan. Metrobank’s assets on January 9, 2004. Metrobank’s total assets as of the acquisition date were $152.3 million (including investment securities of $43.2 million and net loans of $94.9 million) and total liabilities were $135.6 million (including total deposits of $134.6 million) exceeding the impact of the acquisition, net loans increased $28.2 million of       %, securities available for sale increased $33.7 million or 42.3% and cash and cash equivalent increased $13.6 million or 40.6%. The increase in net loans was primarily due to the acquisition of Metrobank and was also accompanied by loan growth of $27.5 million at Citizens First. The increases in net loans was a result of increased originations including an increase of $14.1 million one- to four-family residential mortgages and a $19.7 million increase in consumer loans. Premises and Equipment increased $6.3 million, $5.3 million of which was due to the acquisition and accrued interest receivable and other assets increased $17.1 million, $16.6 of which was a result of the acquisition.

     Nonperforming assets totaled $6.6 million at March 31, 2004 compared to $4.4 million at December 31, 2003, an increase of $2.2 million, or 51.3%. This increase was primarily due to $2.9 million in nonaccruing loans at Metrobank and $739,000 in real estate owned at Metrobank. Nonaccruing loans at Citizens First decreased $1.3 million, or 35.1%

     The following table sets forth information regarding non-accrual loans and real estate owned.

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Real Estate	$3,758	$3,268
Consumer	326	452
Commercial	1,322	195

Total nonaccrual loans (1)	5,406	3,915
Real estate owned (2)	1,188	443

Total non-performing assets	$6,594	$4,358

Total non-performing loans as a percentage of total loans	0.50%	0.42%
Total non-performing loans as a percentage of total assets	0.42%	0.36%
Total non-performing assets as a percentage of total assets	0.51%	0.40%

(1)	Total nonaccruing loans equal total non-performing loans.

(2)	Real estate owned balances are shown net of related loss allowances at March 31, 2004 and December 31, 2003, respectively.

     The allowance for loan losses was $12.6 million at March 31, 2004, or 1.18% of total loans, as compared to $11.7 million, or 1.24% of total loans, at December 31, 2003. The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

	Three Months
	Ended March 31,
	2004	2003
	(Dollars in thousands)
Balance, beginning of period	$11,664	$11,082
Acquired in acquisition	1,134	—
Net charge-offs (recoveries)	242	858
Provision for loan losses	90	1,440

Balance, end of period	$12,646	$11,664

Allowance for loan losses to total loans	1.18%	1.24%
Allowance for loans losses to nonperforming loans	233.90%	309.72%

     Total liabilities increased $191.6 million, or 20.5%, from $936.1 million at December 31, 2003 to $1.128 billion at March 31, 2004. Total deposits increased $161.7 million primarily due to the acquisition of Metrobank. This acquisition increase was accompanied by a $24.3 million increase in deposits at Citizens First. Interest bearing deposits increased from $697.0 million at December 31, 2003 to $810.1 million at March 31, 2004. The $113.1 million increase in interest-bearing deposits consisted of increases in NOW checking accounts (which increased $34.5 million, or 60.7%, to $107.8 million), increases in money market deposit accounts (which increased $6.0 million, or 2.1%, to $285.7 million primarily due to new accounts from municipalities and other public entities as well as reallocation of maturing certificates of deposits), increases in passbook and savings accounts (which increased $14.8 million, or 17.2%, to $101.0 million) and increases in certificates of deposit (which increased $57.8 million, or 22.4%, to $315.6 million). Non-interest bearing deposits increased $48.9 million, or 94.9%, to $100.3 million at March 31, 2004 from $51.5 million at December 31, 2003. Federal Home Loan Bank advances also increased $23.5 million.

     Total equity was $159.0 million at March 31, 2004 compared to $158.2 million at December 31, 2003, an increase of $842,000, or 0.5%, primarily due to net income offset by the payment of dividends and a $408,000 decrease (net of tax) in unrealized gains on available for sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     Net Income. Net income decreased $1.3 million, or 41.1%, to $1.9 million for the three months ended March 31, 2004 from $3.2 million for the previous period. The decrease was primarily due to a decrease of $958,000 or 32.4% in noninterest income, a $2.7 million or 39.2% increase in noninterest expense, primarily offset by a $1.4 million or 15.8% increase in net interest income after provision for loan losses and an $892,000 or 47.2% decrease in federal income tax expense due to lower net income. Included in the net income for the three months ended March 31, 2004, is approximately $91,000 related to Metrobank.

     Net Interest Income. Net interest income, after provision for loan losses, increased $1.1 million, or 12.3%, to $10.4 million for the three months ended March 31, 2004 from $9.3 million at March 31, 2003 primarily due to a $1.0 million, or 7.0%, increase in total interest income and a $53,000, or 1.0%, decrease in interest expense. The increase in interest income was due to a $1.2 million, or 8.7%, increase in interest income on loans due primarily to growth and the acquisition of Metrobank.

     Provision for Loan Losses. The provision for loan losses decreased $270,000, from $360,000 for the three months ended March 31, 2003 to $90,000 for the three months ended March 31, 2004. The decreased provision for loan losses is the result of management’s estimates and loan loss methodology. The loan loss allowance as a percentage of total loans decreased from 1.24% at December 31, 2003 to 1.18% at March 31, 2004, and the allowance for loan losses as a percentage of non-performing loans decreased from 309.72% at December 31, 2003 to 233.9% at March 31, 2004. Management considers its allowance for loan losses to be one of its critical accounting policies, meaning that in order to determine the allowance and provision for loan losses, management must make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the Company’s net income and on the Company’s overall financial condition and results of operations. For more information, see the caption “Critical Accounting Policies” in this section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Noninterest Income. Non-interest income decreased $958,000, or 32.4%, primarily due to the decrease of $1.9 million, in income from mortgage banking activities. This decline is due primarily to a decrease in gains from the reduction of sale of fixed-rate residential mortgage loans to third parties as a result of increased interest rates from the same period in 2003. In addition, a provision was made for a potential shortage in the custodial account used for the servicing of Freddie Mac loans amounting to approximately $400,000. The bank has conservatively provided for a potential shortage was discovered in the first quarter of 2004 and management continues to investigate the reason for the shortage. The decrease is partially offset by a $568,000, increase in service charges and other fees due primarily to an increase in fees for the quarter and the addition of Metrobank. Loan servicing fees increases $164,000, due to the increase in serviced loans from March 31, 2003. Additionally, noninterest income increased $438,000 due to the sale of investment securities to facilitate liquidity for the Metrobank acquisition.

     Noninterest Expense. Noninterest expense increased $2.7 million, or 39.2%, to $9.5 million for the three months ended March 31, 2004, compared to $6.8 million in the three months ended March 31, 2003. The increase was primarily due to a $731,000, or 21.2%, increase in compensation and employee benefits due to increases to wages, additions of staff due to the Metrobank acquisition and increased direct costs of benefits. Also contributing to the increase was a $147,000 increase in professional fees due to acquisition and increased costs associated with being a public company including regulatory changes. In addition, stationery, printing and supplies increased $77,000 advertising and business promotion expenses increased $114,000 data processing expenses increased $188,000 and office occupancy and equipment increased $570,000, or 65.1% partially due to renovations at Citizens First branches and also as a result of the lease payment for branch offices of Metrobank and other noninterest expenses increased $858,000.

     Income Taxes. Income taxes for the three months ended March 31, 2004 were $999,000, a decrease of $892,000, or 47.2%, from $1.9 million for the three months ended March 31, 2003.

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

     The primary investing activities of Citizens First are the origination of loans and the purchase of securities. In the three months ended March 31, 2004, Citizens First originated $130.4 million of loans and purchases $14.2 million of securities. In fiscal 2003, Citizens First originated $761.9 million of loans and purchases $82.8 million of securities.

     Citizens First’s most liquid assets are cash and short-term investments (securities maturing in one year or less). The levels of these assets are dependent on Citizens First’s operating, financing, lending and investing activities during any given period. At March 31, 2004, cash and short-term investments totaled $56.0 million and securities classified as available-for-sale totaled $125.4 million. In addition, at March 31, 2004, Citizens First had the ability to borrow a total of approximately $282.2 million from the Federal Home Loan Bank of Indianapolis. On that date, Citizens First had advances outstanding of $195.9 million from the Federal Home Loan Bank.

     Citizens First originates fixed-rate loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. In the first three months of 2004, Citizens First sold $34.1 million of fixed rate mortgage loans. Citizens First sold $325.0 million of fixed-rate mortgage loans in 2003.

     Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. Citizens First experienced a net increase in total deposits of $161.9 million for the three months ended March 31, 2004 and a net increase of $76.7 million for fiscal 2003. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by Citizens First and its local competitors and other factors. Citizens First generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. Occasionally, Citizens First offers promotional rates on certain deposit products in order to attract deposits. In the three months ended March 31, 2004, Federal Home Loan Bank advances increased $23.5 million. During fiscal 2003, Federal Home Loan Bank advances decreased $469,000. The company also obtained a bank line of credit in the amount of $50,000,000, of which $10,000,000 has been drawn upon at March 31, 2004.

     At March 31, 2004, Citizens First had outstanding commitments to originate loans of $103.0 million, of which $36.1 million had fixed interest rates. These loans are to be secured by properties located in its market area. Citizens First anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2004 totaled $254.1 million. Management believes, based on past experience that a significant portion of those deposits will remain with Citizens First. Based on the foregoing, Citizens First considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Citizens First is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2004, Citizens First exceeded all of its regulatory capital requirements. Citizens First is considered “well capitalized” under regulatory guidelines.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2004, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Citizens First maintains disclosure controls and procedures designed to ensure that the information Citizens First must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Citizens First’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated Citizens’ disclosure controls and procedure as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Citizens disclosure controls and procedures are effective in bringing to their attention on a timely basis, material information relating to Citizens required to be included in Citizens periodic filings under the Exchange Act.

     No change in Citizens internal control over financial reports occurred during Citizens most recent fiscal quarter that has materially affected or is reasonably likely to materially affect Citizens internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the Commission on November 3, 2000, Registration No. 333-49234.

(b)	Reports on Form 8-K

1.	On January 9, 2004, Citizens First Bancorp, Inc. issued a press release which announced that it acquired all of the capital stock of Metro Bancorp, Inc. and its wholly-owned subsidiary, Metrobank, a Michigan savings bank. A report on Form 8-K was filed on January 15, 2004.

2.	On January 29, 2004, Citizens First Bancorp, Inc. issued a press release which announced that the Board of Directors had declared a quarterly cash dividend of $0.09 per share. A report on Form 8-K was filed on January 29, 2004.

3.	On February 13, 2004, Citizens First Bancorp, Inc. issued a press release which announced earnings for the three and twelve months ended December 31, 2003. A report on Form 8-K was filed on February 19, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.

Dated: May 10, 2003	By:	/s/ Marshall J. Campbell

Marshall J. Campbell
President and Chief Executive Officer
(principal executive officer)

Dated: May 10, 2003	By:	/s/ Timothy D. Regan

Timothy D. Regan
Secretary, Treasurer and Director
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of From S-1, and any amendments thereto initially filed with the Commission on November 3, 2000, Registration No. 333-49234.