Form 10-Q/A
period 2004-03-31
CITIZENS FIRST BANCORP INC
filed 2004-05-19
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Citizens First Bancorp, Inc. files this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q filed on May 10, 2004 for the quarter ended March 31, 2004. In this Amendment No. 1 Citizens First Bancorp, Inc. amends Part I, Items 1 and 2 of its Quarterly Report for the quarter ended March 31, 2004 (1) to correct inaccuracies in its unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, (2) to add Note 5 to its unaudited Consolidated Financial Statements to report Comprehensive Income and (3) to state more clearly the impact of its acquisition of Metro Bancorp, Inc. in the quarter ended March 31, 2004, in the section of its Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “Comparison of Financial Condition at March 31, 2004 and December 31, 2003.”

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

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,884	$3,201
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	90	360
Depreciation and amortization	560	249
Amortization (accretion) of Securities	(304)	(93)
Proceeds from sale of mortgage loans held for sale	23,454	98,004
Origination of mortgage loans held for sale	(21,151)	(95,833)
Gain on sale of mortgage loans	(319)	(2,308)
Gain on sale of investment securities	(438)	—
ESOP expense	311	348
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(441)	936
Increase (decrease) in accrued interest payable and other liabilities	(7,310)	2,470

Net cash (used in)/provided by operating activities	(3,664)	7,334
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	15,181	133
Proceeds from sale of securities available for sale	9,687	—
Purchase of available for sale securities	(15,557)	(25,242)
Purchase of Federal Home Loan Bank Stock	(398)	—
Acquisition, net of cash acquired	(22,183)	—
Net increase in loans	(28,208)	(8,660)
Purchases of premises and equipment	(1,265)	(1,549)

Net cash used in investing activities	(42,743)	(35,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,279	48,138
Proceeds from exercises of stock options	3
Payment of dividends	(712)	(633)
Purchase of treasury stock	(16)	(376)
Awards from ESOP	91	—
Repayment of FHLB advances	(89)	(3,522)
Proceeds from long-term debt	10,000	—
Proceeds from FHLB advances	23,500	—

Net cash provided by financing activities	60,056	43,607

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,649	15,623
CASH AND CASH EQUIVALENTS - Beginning of period	33,647	40,356

CASH AND CASH EQUIVALENTS - End of period	$47,296	$55,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
Interest	$6,287	$5,724
Federal income taxes	1,500	1,500

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

(5) COMPREHENSIVE INCOME

Comprehensive income and its components consist of the following (000s omitted):

	Three Months Ended
	March 31,
	2004	2003
Net income	$1,884	$3,201
Other comprehensive income, net of tax:	436	78
Unrealized holding gains arising during period on securities Less: Reclassification adjustment for gains included in net income	(226)	—

Other comprehensive income	210	78

Comprehensive income	$2,094	$3,279

(6) LINE OF CREDIT

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

     Total assets increased $192.4 million, or 17.67%, to $1.286 billion at March 31, 2004 from $1.094 billion at December 31, 2003, primarily due to the completed acquisition of Metro Bancorp, Inc. (“Metrobank”) located in Farmington Hills, Michigan. Metrobank’s total assets as of the acquisition date were $152.3 million (including investment securities of $43.2 million and net loans of $94.9 million) and total liabilities were $135.6 million (including total deposits of $134.6 million). Including the impact of the acquisition, net loans increased $123.0 million or 13.2%, securities available for sale increased $33.7 million or 42.3% and cash and cash equivalents increased $13.6 million or 40.6%. The increase in net loans was primarily due to the acquisition of Metrobank and was also accompanied by loan growth of $27.5 million at Citizens First. The increase in net loans was a result of increased originations including an increase of $14.1 million one- to four-family residential mortgages and a $19.7 million increase in consumer loans. Premises and Equipment increased $6.3 million, $5.4 million of which was due to the acquisition. Accrued interest receivable and other assets increased $17.1 million, $13.8 million of which was a result of intangible assets recorded due to the acquisition.

     Nonperforming assets totaled $6.6 million at March 31, 2004 compared to $4.4 million at December 31, 2003, an increase of $2.2 million, or 51.3%. This increase was primarily due to $2.9 million in nonaccruing loans at Metrobank and $739,000 in real estate owned at Metrobank. Nonaccruing loans at Citizens First decreased $1.3 million, or 35.1%.

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

     Noninterest Expense. Noninterest expense increased $2.7 million, or 39.2%, to $9.5 million for the three months ended March 31, 2004, compared to $6.8 million in the three months ended March 31, 2003. The increase was primarily due to a $731,000, or 21.2%, increase in compensation and employee benefits due to increases to wages, additions of staff due to the Metrobank acquisition and increased direct costs of benefits. Also contributing to the increase was a $147,000 increase in professional fees due to acquisition and increased costs associated with being a public company including regulatory changes. In addition, stationery, printing and supplies increased $77,000 advertising and business promotion expenses increased $114,000 data processing expenses increased $188,000 and office occupancy and equipment increased $570,000, or 65.1% partially due to renovations at Citizens First branches and also as a result of the lease payment for branch offices of Metrobank and other noninterest expenses increased $849,000.

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

CITIZENS FIRST BANCORP, INC.

Dated: May 19, 2004	By:	/s/ Marshall J. Campbell

Marshall J. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 19, 2004	By:	/s/ Timothy D. Regan

Timothy D. Regan
Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications