Form 10-Q
period 2004-06-30
CITIZENS FIRST BANCORP INC
filed 2004-08-06
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X] No [  ]

     The Issuer had 8,502,730 shares of common stock, par value $0.01 per share, outstanding as of August 5, 2004.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Cash and due from depository institutions	$24,371	$30,426
Federal funds sold	—	2,165
Interest-bearing deposits in other depository institutions	9,100	1,056

Total cash and cash equivalents	33,471	33,647
Securities available for sale, at fair value	101,970	79,672
Federal Home Loan Bank stock, at cost	11,185	9,416
Loans held for sale	212	1,984
Loans - less allowance for loan losses of $12,900 and $11,664	1,081,355	929,201
Premises and equipment	30,225	23,268
Goodwill and other intangible assets, net of amortization of $330, (Note 5)	13,488	—
Accrued interest receivable and other assets	22,043	17,072

Total assets	$1,293,949	$1,094,260

LIABILITIES
Deposits:
Noninterest-bearing	$106,763	$51,498
Interest-bearing	779,254	697,033

Total deposits	886,017	748,531

Federal Home Loan Bank advances	196,822	172,534
Bank line of credit (Note 7)	10,000	—
Federal funds purchased	31,500	9,000
Accrued interest payable and other liabilities	10,880	6,008

Total liabilities	1,135,219	936,073
STOCKHOLDERS’ EQUITY
Preferred stock - $.01 par value; Authorized - 1,000,000 shares; No shares issued and outstanding	—	—
Common stock - $.01 par value; Authorized - 20,000,000 shares; Issued - 9,526,761	95	95
Additional paid-in capital	93,268	92,911
Retained earnings	95,025	92,684
Accumulated other comprehensive income/(loss)	(1,501)	613
Treasury stock at cost, 1,236,951 and 1,206,517 shares	(22,226)	(21,787)
Deferred compensation obligation	2,208	2,054
Unearned compensation – ESOP	(8,139)	(8,383)

Total stockholders’ equity	158,730	158,187

Total liabilities and stockholders’ equity	$1,293,949	$1,094,260

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$16,188	$13,794	$31,749	$28,111
Federal funds sold and interest bearing deposits	126	127	293	226
Securities:
Tax-exempt	122	130	318	251
Taxable	657	867	1,318	1,827

Total interest income	17,093	14,918	33,678	30,415
INTEREST EXPENSE
Deposits	3,582	3,427	7,202	7,319
Federal Home Loan Bank advances and other borrowings	2,673	2,368	5,201	4,677

Total interest expense	6,255	5,795	12,403	11,996

NET INTEREST INCOME	10,838	9,123	21,275	18,419
PROVISION FOR LOAN LOSSES	198	360	288	720

NET INTEREST INCOME, after provision for loan losses	10,640	8,763	20,987	17,699
NONINTEREST INCOME
Service charges and other fees	1,546	844	2,744	1,474
Loan servicing fees	357	275	709	463
Mortgage banking activities	224	1,505	(149)	3,258
Gain on sale of securities	250	—	688	—
Other	113	313	493	695

Total noninterest income	2,490	2,937	4,485	5,890
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	4,146	3,569	8,329	7,021
Office occupancy and equipment	1,436	690	2,881	1,565
Advertising and business promotion	497	339	894	622
Stationery, printing and supplies	472	399	883	733
Data processing	327	25	661	171
Professional fees	489	487	1,072	923
Core deposit intangible amortization	173	—	330	—
Outside services	646	377	1,147	710
Other	2,026	1,021	3,474	1,959

Total noninterest expense	10,212	6,907	19,671	13,704

INCOME - Before federal income tax expense	2,918	4,793	5,801	9,885
Federal income tax expense	972	1,517	1,971	3,408

NET INCOME	$1,946	$3,276	$3,830	$6,477

EARNINGS PER SHARE, BASIC	$0.25	$0.42	$0.49	$0.82

EARNINGS PER SHARE, DILUTED	$0.25	$0.42	$0.49	$0.82

DIVIDENDS PER SHARE	$0.09	$0.08	$0.18	$0.16

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended
	June 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,830	$6,477
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	288	720
Deferred compensation and ESOP	747	—
Depreciation and amortization	1,244	527
Amortization (accretion) of securities	1,199	72
Proceeds from sale of mortgage loans held for sale	77,914	203,095
Origination of mortgage loans held for sale	(76,012)	(198,942)
Gain on sale of mortgage loans	(130)	(3,419)
Gain on sale of securities	(688)	—
Loss on sale of fixed assets	90	—
Changes in assets and liabilities:
(Increase) in accrued interest receivable and other assets	(1,052)	(1,152)
Increase in accrued interest payable and other liabilities	1,572	4,916

Net cash provided by operating activities	9,002	12,294
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	17,578	11,125
Proceeds from sale of securities available for sale	51,275	—
Purchase of securities available for sale	(52,008)	(44,690)
Purchase of Federal Home Loan Bank stock	(1,441)	—
Acquisition, net of cash acquired	(22,183)	—
Net increase in loans	(57,586)	(23,096)
Proceeds from sale of premises and equipment	4	—
Purchase of premises and equipment	(2,575)	(3,722)

Net cash used in investing activities	(66,936)	(60,383)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,890	56,808
Net increase in short term borrowings	22,500	—
Proceeds from exercises of stock options	82	—
Payment of dividends	(1,489)	(1,253)
Purchase of treasury stock	(513)	(397)
Proceeds from long-term debt	10,000	—
Repayment of FHLB advances	(27,212)	(3,522)
Proceeds from FHLB advances	51,500	3,323

Net cash provided by financing activities	57,758	54,959

NET CHANGE IN CASH AND CASH EQUIVALENTS	(176)	6,870
CASH AND CASH EQUIVALENTS - Beginning of period	33,647	40,356

CASH AND CASH EQUIVALENTS - End of period	$33,471	$47,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
Interest	$15,120	$11,945
Federal income taxes	1,500	2,550

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of Citizens First Bancorp, Inc. (the “Company”) and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

(2) PRINCIPLES OF CONSOLIDATION

     The Company is a Delaware Corporation and the holding company for Citizens First Savings Bank (“Citizens”) and Metrobank (“Metrobank”, see note 5), state-chartered savings banks headquartered in Port Huron and Farmington Hills, Michigan, respectively. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Citizens and Metrobank. Citizens also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc. and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. All significant intercompany transactions and balances have been eliminated in consolidation.

(3) STOCK BASED COMPENSATION

     Under the Company’s stock based incentive plan, the Company may grant up to 476,338 stock awards and 1,429,014 stock options to its directors, officers and employees. The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. No stock based employee compensation cost related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of FASB Statement No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below (000s omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income
As reported	$1,946	$3,276	$3,830	$6,477
Deduct: Stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(33)	(8)	(61)	(34)

Pro forma net income	$1,913	$3,268	$3,769	$6,443

Earnings per share
Basic - as reported	$0.25	$0.42	$0.49	$0.82
Basic - pro forma	$0.24	$0.42	$0.48	$0.82
Diluted - as reported	$0.25	$0.42	$0.49	$0.82
Diluted - pro forma	$0.24	$0.42	$0.47	$0.82

(4) EARNINGS PER SHARE

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

     Earnings per common share have been computed based on the following (000s omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,946	$3,276	$3,830	$6,477

Average number of common shares outstanding used to calculate basic earnings per common share	7,846,073	7,795,017	7,846,037	7,864,384
Effect of dilutive options and restricted stock awards	37,449	11,620	38,344	11,620

Average of common shares outstanding used to calculate diluted earnings per common share	7,883,522	7,806,637	7,884,381	7,876,004

Number of antidilutive stock options excluded from diluted earnings per share computation	39,489	—	39,489	—

(5) ACQUISITION

     On January 9, 2004, the Company completed the acquisition of Metro Bancorp, Inc., and its subsidiary Metrobank, a Michigan savings bank headquartered in Farmington Hills, Michigan (“Metrobank”). Under the terms of this transaction, the Company acquired all of the outstanding stock of Metro Bancorp in exchange for cash of $30,000,000.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.4 million and is not amortized. Intangible assets recorded for the acquisition that are subject to amortization consisted of only core deposit intangibles of $4.4 million.

     Core deposit intangibles are being amortized on an accelerated method over a period of ten years. Estimated amortization expense for the next five fiscal years is as follows (000s omitted):

2004	$660
2005	561
2006	477
2007	405
2008	345

     The estimated fair values of significant assets purchased and liabilities assumed were as follows as of the acquisition date (000s omitted):

Cash and cash equivalents	$8,227
Securities	43,185
Loans	94,856
Premises and equipment	5,389
Acquisition intangibles	13,818
Deposits	134,598

     The consolidated statements of income reflect the operating results of the Company since the effective date of the acquisition. The following table presents pro forma information for the six months ended June 30, 2003 as if the acquisition of Metrobank had occurred at the beginning of 2003. The pro forma information includes adjustments for the amortization of core deposit intangibles arising from the transaction, the elimination of acquisition related expenses and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been, had the transaction been effected on the assumed dates (000s omitted, except per share data).

Six Months
Ended
June 30, 2003
(pro forma)
Interest income	$35,015
Interest expense	12,834

Net interest income	22,181
Provision for loan losses	1,055

Net interest income after provision for loan losses	21,126
Noninterest income	6,519
Noninterest expense	16,793

Income before federal income tax expense	10,852
Federal income tax expense	3,772

Net income	$7,080

Earnings per share, basic	$0.90
Earnings per share, diluted	$0.90

(6) COMPREHENSIVE INCOME

     Comprehensive income, which consists solely of unrealized gains/losses on securities available for sale, is as follows (000s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,946	$3,276	$3,830	$6,477
Other comprehensive income, net of tax:
Unrealized holding gains/(losses) arising during the period	(3,567)	378	(5,710)	299
Less: Reclassification adjustment for gains included in net income	(85)	—	(234)	—

Other comprehensive income/(loss)	(3,652)	378	(5,944)	299

Comprehensive income	$(1,706)	$3,654	$(2,114)	$6,776

(7) LINE OF CREDIT

     The Company obtained a line of credit from an unrelated bank in the amount of $50 million on January 9, 2004, of which $10 million was drawn upon. The effective rate on the line of credit is based on the three month LIBOR rate plus 1.40 percent, effectively 2.54 percent as of June 30, 2004. A commitment fee of 1/4 percent is payable quarterly on the unused portion of the line of credit. Under the terms of the Agreement, the Company is required to be categorized as “well capitalized” under regulatory guidelines. The line is collateralized by the common stock of Citizens and expires on January 9, 2005.

(8) STANDBY AND COMMERCIAL LETTERS OF CREDIT AND FINANCIAL GUARANTEES

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

     The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

     The total contractual amounts of standby letters of credit and financial guarantees, which represents the Company’s credit risk associated with these instruments, were $4.8 million and $5.7 million at June 30, 2004 and December 31, 2003, respectively.

     The total contractual amounts of commercial letters of credit, which represents the Company’s credit risk associated with these instruments, were $13.0 million at June 30, 2004 and December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis discusses changes in the financial condition and results of operations of the Company for the periods presented and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1. of this document.

     FORWARD-LOOKING STATEMENTS. The Company may from time to time make written or oral “forward-looking statements.” These forward-looking statements may be contained in the Company’s Annual Report to Stockholders, in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”), in other filings with the SEC and in other communications by the Company, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs, loan loss allowances and provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, capital and other expenditures and synergies, efficiencies, cost savings and funding and other advantages expected to be realized from various activities. The words “may,” “could,” “should,” “would,” “will”, “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “predict,” “continue” and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. Those factors, many of which are subject to change based on various other factors, including factors beyond the Company’s control, and other factors, including others discussed in the Company’s Annual Report to Stockholders, in the Company’s Form 10-K, other factors identified in the Company’s other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company and its operations or cause its financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company’s forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES. The majority of the Company’s “critical accounting policies” are described in the financial section of its 2003 Annual Report. Management believes its “critical accounting policies” relate to the allowance for loan losses, the valuation of mortgage servicing rights and goodwill.

Goodwill

     Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The fair value of goodwill is dependent upon many factors, including the Company’s ability to provide quality, cost effective services in the face of competition from other financial institutions. A decline in earnings as a result of business or market conditions, a lack of growth or the Companys’ inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could adversely impact earnings in future periods.

     The Company’s goodwill relates to the acquisition premium recorded when purchasing banking businesses. Goodwill is reviewed periodically for impairment by comparing the fair value of the reporting unit containing the goodwill to the book value of the reporting unit, including goodwill. If the book value is in excess of the fair value, impairment is indicated and the goodwill must be written down to its fair value.

     The fair value of Metrobank is derived through use of internal valuation models. The annual test of goodwill will be performed during the fourth quarter 2004, in accordance with SFAS No. 142. For a further discussion of the Company’s goodwill, refer to Note 5 in the accompanying consolidated financial statements.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003

     Total assets increased $199.7 million, or 18.3%, to $1.294 billion at June 30, 2004 from $1.094 billion at December 31, 2003, primarily due to the acquisition of Metro Bancorp, Inc., located in Farmington Hills, Michigan, on January 9, 2004. Metrobank’s total assets as of the acquisition date were $152.3 million (including investment securities of $43.2 million and net loans of $94.9 million) and total liabilities were $135.6 million (including total deposits of $134.6 million). Including the impact of the acquisition, net loans increased $152.2 million or 16.4%, securities available for sale increased $22.3 million or 28.0% and cash and cash equivalents decreased $176,000 or 0.5%. The increase in net loans was primarily due to the acquisition of Metrobank and increased originations, including an net increase of $65.4 million in commercial loans and residential mortgages and an $88.1 million increase in consumer loans. Premises and Equipment increased $7.0 million, $5.4 million of which was due to the acquisition. Accrued interest receivable and other assets increased $18.5 million, $13.8 of which was a result of intangible assets recorded due to the acquisition.

     Nonperforming assets totaled $8.2 million at June 30, 2004 compared to $4.4 million at December 31, 2003, an increase of $3.8 million, or 87.2%. This increase was primarily due to $3.1 million in non performing loans and $753,000 in real estate owned at Metrobank. Non-performing assets at Citizens decreased by $22,000 at June 30, 2004.

     The following table sets forth information regarding nonperforming assets (000s omitted):

	June 30,	December 31,
	2004	2003
Non-performing loans:
Real estate	$4,975	$3,268
Consumer	220	452
Commercial	1,839	195

Total non-performing loans	7,034	3,915
Real estate owned	1,122	443

Total non-performing assets	$8,156	$4,358

Total non-performing loans as a percentage of total loans	0.64%	0.42%
Total non-performing loans as a percentage of total assets	0.54%	0.36%
Total non-performing assets as a percentage of total assets	0.63%	0.40%

     The allowance for loan losses was $12.9 million at June 30, 2004, or 1.18% of total loans, as compared to $11.7 million, or 1.24% of total loans at December 31, 2003. The following table sets forth activity in the allowance for loan losses (000s omitted):

	Three Months		Six Months
	ended		ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Balance at beginning of period	$12,646	$11,220	$11,664	$11,082
Acquired in acquisition	—	—	1,135	—
Charge-offs	(328)	(151)	(688)	(416)
Recoveries	384	54	501	97
Provision for loan losses	198	360	288	720

Balance at end of period	$12,900	$11,483	$12,900	$11,483

Allowance for loan losses to total loans	1.18%	1.34%	1.18%	1.34%
Allowance for loans losses to non-performing loans	183.39%	340.44%	183.39%	340.44%

     Total liabilities increased $199.1 million, or 21.3%, from $936.1 million at December 31, 2003 to $1.135 billion at June 30, 2004. Total deposits increased $137.5 million, primarily due to the acquisition of Metrobank and a $12.0 million increase in deposits at Citizens. Interest bearing deposits increased from $697.0 million at December 31, 2003 to $779.3 million at June 30, 2004. This $82.2 million increase consisted of increases in NOW checking accounts (which increased $39.7 million, or 54.2%, to $113.1 million), passbook and savings accounts (which increased $14.6 million, or 16.9%, to $100.8 million) and certificates of deposit (which increased $55.4 million, or 21.5%, to $313.2 million), partially offset by a decrease in money market deposit accounts of $27.5 million, or 9.8%, to $252.2 million primarily due to a reduction of accounts from municipalities and other public entities as well as reallocation of maturing certificates of deposits. Noninterest bearing deposits increased $55.3 million, or 107.3%, to $106.8 million at June 30, 2004 from $51.5 million at December 31, 2003. Federal Home Loan Bank of Indianapolis (FHLBI) advances also increased by $24.3 million to $196.8 million at June 30, 2004 from $172.5 million at December 31, 2003.

     Total equity was $158.7 million at June 30, 2004 compared to $158.2 million at December 31, 2003, an increase of $543,000, primarily due to net income and an increase in unearned and deferred compensation obligations offset by the payment of dividends and a $2.1 million decrease (net of tax) in unrealized gains on available for sale securities.

     COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     Net Income. Net income for the three months ended June 30, 2004 decreased $1.3 million, or 40.6%, to $1.9 million from $3.3 million for the previous period. Net income for the six months ended June 30, 2004 decreased $2.6 million, or 40.9%, to $3.8 million from $6.5 million for the previous period. The decrease was primarily due to a decrease of $1.4 million or 23.9% in noninterest income, a $6.0 million or 43.5% increase in noninterest expense, partially offset by a $3.3 million or 18.6% increase in net interest income after provision for loan losses and a $1.4 million or 42.2% decrease in federal income tax expense due to lower net income. Included in net income for the three and six months ended June 30, 2004 is Metrobank net income of approximately $164,000 and $256,000, respectively.

     Net Interest Income. Net interest income, after provision for loan losses, for the three months ended June 30, 2004 increased $1.9 million, or 21.4%, to $10.6 million from $8.8 million at June 30, 2003 primarily due to a $2.2 million, or 14.6%, increase in total interest income offset by a $460,000, or 7.9%, increase in interest expense. The increase in interest income was due to a $2.4 million, or 17.4%, increase in interest income on loans due primarily to growth in the loan portfolio. Net interest income, after provision for loan losses, for the six months ended June 30, 2004 increased $3.3 million, or 18.6%, to $21.0 million from $17.7 million at June 30, 2003. The increase was primarily due to a $3.6 million, or 12.9%, increase in interest income on loans due to growth and the acquisition of Metrobank.

     Provision for Loan Losses. The provisions for loan losses for the three and six months ended June 30, 2004 were $198,000 and $288,000, respectively, as compared to $360,000 and $720,000 for the same periods in the prior year. This decrease in the provision for loan losses is the result of management’s analysis of the loan loss allowance, current economic conditions, historical charge off rates and strong loan quality in the overall loan portfolio. The loan loss allowance as a percentage of total loans decreased from 1.24% at December 31, 2003 to 1.18% at June 30, 2004, and the allowance for loan losses as a percentage of nonperforming loans decreased from 297.93% at December 31, 2003 to 183.39% at June 30, 2004. Management considers its allowance for loan losses to be one of its critical accounting policies, meaning that in order to determine the allowance and provision for loan losses, management must make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the Company’s net income and on the Company’s overall financial condition and results of operations. For more information, see the caption “Critical Accounting Policies” in this section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Noninterest Income. Noninterest income for the three months ended June 30, 2004 decreased $447,000, or 15.2%, primarily due to the decrease of $1.3 million in income from mortgage banking activities. The decrease is partially offset by a $702,000 increase in service charges and other fees due primarily to an increase in fees for the period and the addition of Metrobank. Loan servicing fees increased $82,000 due to the increase in serviced loans from December 31, 2003. Noninterest income for the six months ended June 30, 2004 decreased $1.4 million or 23.9%, primarily due to the decrease of $3.4 million in income from mortgage banking activities. This decline is due primarily to a decrease in gains from the reduction of sale of fixed-rate residential mortgage loans to third parties as a result of increased interest rates from the same period in 2003. Additionally during the first quarter of 2004, approximately $400,000 was charged against noninterest income due to funds not transferred to the Freddie Mac custodial account on a timely basis. The decrease is partially offset by a $1.3 million increase in service charges and other fees due primarily to an increase in fees for the period and the acquisition of Metrobank. Additionally, noninterest income increased $688,000 due to a customary review and a rebalancing of our investment securities portfolio.

     Noninterest Expense. Noninterest expense for the three months ended June 30, 2004 increased $3.3 million or 47.9% to $10.2 million, compared to $6.9 million in the three months ended June 30, 2003. The increase was primarily due to an increase in office occupancy and equipment of $746,000 related to an increase in depreciation expense due to renovations at various branches and the main office and as a result of lease payments for branch offices of Metrobank. Compensation and employee benefits increased $577,000 due to increases to wages, additions of staff due to the Metrobank acquisition and increased direct costs of employee benefits. Also contributing to the increase in noninterest expense was a $269,000 increase in outside service fees, a $302,000 increase in data processing expenses, a $158,000 increase in advertising and business promotion expenses, a $73,000 increase in stationery, printing and supplies, and other noninterest expenses increase of $1.0 million.

     Noninterest expense for the six months ended June 30, 2004 increased $6.0 million or 43.5%, to $19.7 million compared to $13.7 million in the six months ended June 30, 2003. The increase was primarily due to an increase in office occupancy and equipment of $1.3 million related to an increase in depreciation expense due to renovations at various branches and the main office and as a result of lease payments for branch offices of Metrobank. Compensation and employee benefits increased $1.3 million due to increases to wages, additions of staff due to the Metrobank acquisition and increased direct costs of employee benefits. Also contributing to the increase in noninterest expense was a $437,000 increase in outside service fees, a $490,000 increase in data processing expenses, a $272,000 increase in advertising and business promotion expenses, a $149,000 increase in professional fees, a $150,000 increase in stationery, printing and supplies, and other noninterest expenses increase of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the ability to meet current and future financial obligations, including the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the FHLBI. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations.

     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the six months ended June 30, 2004, the Company originated $186.6 million of loans and purchased $52.0 million of securities and in fiscal 2003, originated $761.9 million of loans and purchased $54.0 million of securities.

     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2004, cash and short-term investments totaled $33.5 million and securities classified as available for sale totaled $102.0 million.

     The Company originates fixed-rate mortgage loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $77.9 million and $325.0 million for the six months ended June 30, 2004 and year ended December 31, 2003, respectively.

     Financing activities consist primarily of activity in deposit accounts and FHLBI advances. The Company experienced a net increase in total deposits of $137.5 million, of which $134.6 million was due to the acquisition of Metrobank, for the six months ended June 30, 2004 and a net increase of $76.7 million for fiscal 2003. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits.

     The Company had the ability to borrow a total of approximately $441.9 million from its correspondent banks and the FHLBI, of which $238.3 million was outstanding at June 30, 2004. Advances outstanding with the FHLBI on that date were $196.8 million. During the six months ended June 30, 2004, the net increase in FHLBI advances was $24.3 million, primarily to provide liquidity and manage interest rate risk. Included in the total amount of available borrowings was a bank line-of-credit in the amount of $50 million, of which $10.0 million was outstanding at June 30, 2004.

     At June 30, 2004, the Company had outstanding commitments to originate loans of $37.8 million, of which $24.6 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLBI borrowings. Certificates of deposit that are scheduled to mature in one year or less as of June 30, 2004 totaled $155.9 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2004, the Company exceeded all of its regulatory capital requirements and it is considered “well capitalized” under regulatory guidelines.

     The primary sources of funding for the holding company are maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by the Company. These funds have been used to pay dividends, repurchase the Company’s common stock and pay general corporate expenses. The Company may utilize future dividend payments from its subsidiary banks as an additional funding source. The banks’ ability to pay dividends and other capital distributions to the Company is generally limited by the Michigan Banking Commissioner and Federal Deposit Insurance Corporation. Additionally, the Michigan Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the banks to the Company, which are otherwise permissible by regulation for safety and soundness reasons.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2004, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the disclosure controls and procedure as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis, material information required to be included in the Company’s periodic filings under the Exchange Act.

     During the period to which this report relates, there have not been significant deficiencies and/or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to materially affect the Company’s ability to record, process, summarize and report financial information. There have not been an significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. Neither the Company or its subsidiaries are a party to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations the Company.

Item 2. Changes in Securities and Use of Proceeds.

     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of up to 428,701 shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Company’s share repurchase activity for the six months ended June 30, 2004.

			Total Number of
			Shares Purchased as	Remaining Share
	Total Number of	Average Price Paid	Part of Publicly	Repurchase
Period	Shares Purchased	per Share	Announced Programs	Authorization
4/1/2004 to 4/30/2004	—	—	—	303,801
5/1/2004 to 5/31/2004	5,500	$21.97	5,500	298,301
6/1/2004 to 6/30/2004	15,882	23.30	15,882	282,419
Total	21,382	$22.95	21,382	282,419

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of the shareholders of the Company was held on May 27, 2004. The results of the vote were as follows:

     1. The following individuals were elected as directors for a three (3) year term:

	VOTES FOR	VOTES WITHHELD
Timothy D. Regan	7,131,874	213,870
Walid Demashkieh, M.D.	7,245,323	100,421

     Directors Ronald W. Cooley, Marshall J. Campbell, Christopher A. Kellerman continue their term until the 2005 Annual Meeting.

     2. The ratification of the appointment of BDO Seidman, LLP as independent auditors of Citizens First Bancorp, Inc. for the fiscal year ended December 31, 2004:

FOR	AGAINST	ABSTAIN
7,245,834	73,515	2,057

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.

(b) Reports on Form 8-K

     None.

CONFORMED

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.

Dated: August 5, 2004	By: /s/ Marshall J. Campbell

Marshall J. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2004	By: /s/ Timothy D. Regan

Timothy D. Regan
Secretary, Treasurer and Director
(Principal Financial and Accounting
Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, initially filed with the Commission on November 3, 2000, Registration No. 333-49234.