Form 10-Q
period 2004-09-30
CITIZENS FIRST BANCORP INC
filed 2004-11-09
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

     The Issuer had 8,694,291 shares of common stock, par value $0.01 per share, outstanding as of November 5, 2004.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Cash and due from depository institutions	$43,087	$30,426
Federal funds sold	—	2,165
Interest-bearing deposits in other depository institutions	386	1,056

Total cash and cash equivalents	43,473	33,647
Securities available for sale, at fair value	97,608	79,672
Federal Home Loan Bank stock, at cost	11,972	9,416
Loans held for sale	252	1,984
Loans — less allowance for loan losses of $13,105 and $11,664, (Note 6)	1,127,890	929,201
Premises and equipment	31,855	23,268
Goodwill (Note 5)	9,814	—
Other intangible assets, net of amortization of $495 (Note 5)	3,905	—
Accrued interest receivable and other assets	22,276	17,072

Total assets	$1,349,045	$1,094,260

LIABILITIES
Deposits:
Noninterest-bearing	$93,531	$51,498
Interest-bearing	839,444	697,033

Total deposits	932,975	748,531

Federal Home Loan Bank advances	208,118	172,534
Bank line of credit (Note 7)	10,000	—
Federal funds purchased	26,343	9,000
Accrued interest payable and other liabilities	9,859	6,008

Total liabilities	1,187,295	936,073
STOCKHOLDERS’ EQUITY
Preferred stock — $.01 par value; Authorized - 1,000,000 shares; No shares issued and outstanding	—	—
Common stock — $.01 par value; Authorized - 20,000,000 shares; Issued - 9,526,761	95	95
Additional paid-in capital	93,272	92,911
Retained earnings	96,463	92,684
Accumulated other comprehensive income	92	613
Treasury stock at cost, 1,255,426 and 1,206,517 shares	(22,749)	(21,787)
Deferred compensation obligation	2,437	2,054
Unearned compensation – ESOP	(7,860)	(8,383)

Total stockholders’ equity	161,750	158,187

Total liabilities and stockholders’ equity	$1,349,045	$1,094,260

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$16,575	$14,010	$48,324	$42,121
Federal funds sold and interest bearing deposits	140	71	433	297
Securities:
Tax-exempt	234	129	552	380
Taxable	695	822	2,013	2,649

Total interest income	17,644	15,032	51,322	45,447
INTEREST EXPENSE
Deposits	3,602	3,410	10,804	10,729
Interest expense on short-term borrowings	200	—	251	—
Interest expense on long-term debt	2,567	2,352	7,717	7,029

Total interest expense	6,369	5,762	18,772	17,758

NET INTEREST INCOME	11,275	9,270	32,550	27,689
PROVISION FOR LOAN LOSSES	470	360	758	1,080

NET INTEREST INCOME, after provision for loan losses	10,805	8,910	31,792	26,609
NONINTEREST INCOME
Service charges and other fees	1,510	1,059	4,254	2,533
Loan servicing fees	362	299	1,071	762
Mortgage banking activities	20	1,231	(129)	4,489
Trust fee income	205	202	582	478
Gain (Loss) on sale of securities	(240)	(78)	448	(78)
Other	(18)	162	98	581

Total noninterest income	1,839	2,875	6,324	8,765
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	3,561	3,428	12,015	10,481
Office occupancy and equipment	1,420	1,030	4,332	2,625
Advertising and business promotion	382	355	1,350	978
Stationery, printing and supplies	427	372	1,310	1,106
Data processing	293	252	980	640
Professional fees	957	604	2,413	1,586
Core deposit intangible amortization	165	—	495	—
Other	2,092	1,040	6,073	3,369

Total noninterest expense	9,297	7,081	28,968	20,785

INCOME — Before federal income tax expense	3,347	4,704	9,148	14,589
Federal income tax expense	1,142	1,718	3,113	5,126

NET INCOME	$2,205	$2,986	$6,035	$9,463

EARNINGS PER SHARE, BASIC	$0.28	$0.38	$0.77	$1.20

EARNINGS PER SHARE, DILUTED	$0.28	$0.38	$0.76	$1.20

DIVIDENDS PER SHARE	$0.09	$0.09	$0.27	$0.25

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2004	2003	2004	2003
Net income	$2,205	$2,986	$6,035	$9,463
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period	1,603	(464)	(225)	117
Less: Reclassification adjustment for gains (losses) included in net income	(90)	51	(296)	51

Other comprehensive income (loss)	1,513	(413)	(521)	168

Comprehensive income	$3,718	$2,573	$5,514	$9,631

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Month Periods Ended September 30, 2004
(unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
(dollars in thousands except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Balance, January 1, 2004	$95	$92,911	$92,684	$613	$(21,787)	$2,054	$(8,383)	$158,187
Exercise of stock options		8			84			92
Purchase of treasury stock					(1,046)			(1,046)
Deferred compensation						383		383
Allocation of ESOP shares		353					523	876
Dividends paid ($0.27 per share)			(2,256)					(2,256)
Net income			6,035					6,035
Change in net unrealized gain on securities available for sale, net of tax effect of ($268)				(521)				(521)

Balance, September 30, 2004	$95	$93,272	$96,463	$92	$(22,749)	$2,437	$(7,860)	$161,750

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,035	$9,463
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	758	1,080
Deferred compensation and ESOP	1,259	—
Depreciation and amortization	1,995	765
Amortization of securities	2,157	158
Proceeds from sale of mortgage loans held for sale	100,572	305,548
Origination of mortgage loans held for sale	(98,849)	(300,820)
Gain on sale of mortgage loans	9	(4,080)
(Gain) Loss on sale of securities available for sale	(448)	78
Loss on sale of premises and equipment	144	—
Changes in assets and liabilities, net of acquisition:
(Increase) in accrued interest receivable and other assets	(2,188)	(3,535)
Increase in accrued interest payable and other liabilities	3,551	2,290

Net cash provided by operating activities	14,995	10,947
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	18,927	21,710
Proceeds from sale of securities available for sale	63,261	27,206
Purchase of securities available for sale	(59,933)	(45,299)
Purchase of Federal Home Loan Bank stock	(1,441)	—
Acquisition, net of cash acquired (Note 5)	(23,199)	—
Net increase in loans	(104,591)	(59,016)
Proceeds from sale of premises and equipment	4	—
Purchase of premises and equipment	(4,762)	(7,095)

Net cash used in investing activities	(111,734)	(62,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	49,848	55,724
Net increase in short term borrowings	14,343	—
Proceeds from exercises of stock options	92	—
Payment of dividends	(2,256)	(1,957)
Purchase of treasury stock	(1,046)	(1,119)
Proceeds from debt	10,000	—
Repayment of FHLB advances	(36,916)	(3,522)
Proceeds from FHLB advances	72,500	3,810

Net cash provided by financing activities	106,565	52,936

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,826	1,389
CASH AND CASH EQUIVALENTS - Beginning of period	33,647	40,356

CASH AND CASH EQUIVALENTS - End of period	$43,473	$41,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — Cash paid for:
Interest	$18,992	$17,242
Federal income taxes	2,550	4,850

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Citizens First Bancorp, Inc. (the “Company”) and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

(2) PRINCIPLES OF CONSOLIDATION

     The Company is a Delaware Corporation and the holding company for Citizens First Savings Bank (“Citizens”) and Metrobank (“Metrobank”, see note 5), state-chartered savings banks headquartered in Port Huron and Farmington Hills, Michigan, respectively. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Citizens and Metrobank. Citizens also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mortgage, LLC. and CFS Insurance Agency. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income
As reported	$2,205	$2,986	$6,035	$9,463
Deduct: Stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(34)	(25)	(96)	(59)

Pro forma net income	$2,171	$2,961	$5,939	$9,404

Earnings per share
Basic – as reported	$0.28	$0.38	$0.77	$1.20
Basic – pro forma	$0.28	$0.38	$0.75	$1.19
Diluted – as reported	$0.28	$0.38	$0.76	$1.20
Diluted – pro forma	$0.28	$0.37	$0.75	$1.19

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

     Earnings per common share have been computed based on the following (000s omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$2,205	$2,986	$6,035	$9,463

Average number of common shares outstanding used to calculate basic earnings per common share	7,855,771	7,884,521	7,881,175	7,884,639
Effect of dilutive stock options and restricted stock awards	30,835	12,705	35,509	12,705

Average number of common shares outstanding used to calculate diluted earnings per common share	7,886,606	7,897,226	7,916,684	7,897,344

Number of antidilutive stock options excluded from diluted earnings per share computation	38,410	—	38,410	—

(5) ACQUISITION

     On January 9, 2004, the Company completed the acquisition of Metro Bancorp, Inc., and its subsidiary Metrobank, a Michigan savings bank headquartered in Farmington Hills, Michigan (“Metrobank”) primarily for the purposes of market expansion into the metropolitan Detroit area and an opportunity to leverage its capital base. Under the terms of this transaction, the Company acquired all of the outstanding stock of Metro Bancorp in exchange for cash of $30,000,000.

     The Company accounted for its acquisition under SFAS No. 141, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting and, accordingly, the purchase price to be allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. In determining the purchase price allocation associated with the Metrobank acquisition, the Company engaged an independent professional service firm (“valuation firm”) to perform an appraisal of the acquired assets and liabilities. The tangible assets acquired included cash and securities, loans, land, buildings and improvements and equipment. The tangible liabilities assumed were deposits. The total purchase price allocated to these tangible assets, net of cash acquired and liabilities assumed was $23.2 million.

     The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.8 million and is not amortized. Intangible assets recorded for the acquisition that are subject to amortization consisted of only core deposit intangibles of $4.4 million.

     Metrobank’s total assets as of the acquisition date were $152.3 million (including investment securities of $42.7 million and net loans of $94.9 million) and total liabilities were $135.6 million (including total deposits of $134.6 million).

     Core deposit intangibles are being amortized on an accelerated method over a period of ten years. Estimated amortization expense for the next five fiscal years is as follows (000s omitted):

2004	$660
2005	561
2006	477
2007	405
2008	345

     The estimated fair values of significant assets purchased and liabilities assumed were as follows as of the acquisition date (000s omitted):

Cash and cash equivalents	$8,277
Securities	42,690
Loans	94,856
Premises and equipment	5,389
Acquisition intangibles	14,214
Deposits	134,598

     The consolidated statements of income reflect the operating results of the Company since the effective date of the acquisition. The following table presents pro forma information for the nine months ended September 30, 2003 as if the acquisition of Metrobank had occurred at the beginning of 2003. The pro forma information includes adjustments for the amortization of core deposit intangibles arising from the transaction, the elimination of acquisition related expenses and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been, had the transaction been effected on the assumed dates (000s omitted, except per share data).

Nine Months
Ended
September 30, 2003
(pro forma)
Interest income	$52,306
Interest expense	18,992

Net interest income	33,314
Provision for loan losses	1,665

Net interest income after provision for loan losses	31,649
Noninterest income	9,720
Noninterest expense	25,379

Income before federal income tax expense	15,990
Federal income tax expense	5,636

Net income	$10,354

Earnings per share, basic	$1.31
Earnings per share, diluted	$1.31

     The unrealized gain on investments purchased from Metrobank was adjusted during the third quarter ended September 30, 2004 as we believe that there is no readily determinable market to sell the small business (SBA) and Fannie Mae (FNMA) loans to third parties. These loans were classified as investments based on recommendations from our regulators. The loans that are no longer in Metrobank’s investment portfolio at September 30, 2004 either were sold or matured at par instead of at the estimated fair market value. Management decreased the unrealized gain for this adjustment and increased goodwill by $396,000. The unrealized gains on securities recorded at the time of purchase of Metrobank have an adjusted value of $445,000. This unrealized gain is being amortized over four years, the weighted average estimated life of the securities. Estimated annual amortization expense related to the securities purchased is approximately $111,000, which is accelerated by any sales of securities.

(6) LOANS

Loans were as follows (000s omitted):

	September 30,	December 31,
	2004	2003
Commercial	$264,107	$107,742
Consumer	198,055	97,340
Real estate mortgage loans	680,945	737,995
Less: Deferred loan origination fees	(2,112)	(2,212)

	1,140,995	940,865
Less: Allowance for loan losses	(13,105)	(11,664)

	$1,127,890	$929,201

(7) LINE OF CREDIT

     The Company obtained a line of credit from an unrelated bank in the amount of $50 million on January 9, 2004, of which $10 million was outstanding as of September 30, 2004. The effective interest rate on the line of credit is based on the three month LIBOR rate plus 1.40 percent, effectively 3.13 percent as of September 30, 2004. At inception, a commitment fee of 1/4 percent was payable quarterly on the unused portion of the line of credit. The Agreement was modified effective September 10, 2004 to reduce the line of credit availability from $50 million to $10 million due to the Company’s review of available borrowings with other institutions, current and future expected liquidity needs and to reduce interest expense on longer-term borrowings. Under the terms of the Agreement, the Company is required to be categorized as “well capitalized” under regulatory guidelines. If the Company falls below this category, the line of credit would be terminated and become immediately due to the unrelated bank. The line is collateralized by the common stock of Citizens and expires on January 9, 2005.

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

     The total contractual amounts of standby letters of credit and financial guarantees were $5.9 million and $5.7 million at September 30, 2004 and December 31, 2003, respectively. There were no contractual amounts of commercial letters of credit at September 30, 2004 or December 31, 2003.

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

OPERATING STRATEGY. The Company is a community-oriented financial institution, offering a wide range of deposit and loan products to its customers. The Company’s commitment to community oriented banking is reflected in its Certificate of Incorporation, which is posted on the Company’s website (www.cfsbank.com), as well as in its corporate governance. In recent years, the Company’s strategy has been one of controlled balance sheet growth and broader diversification of its loan products and loan portfolio. Beginning in 1995, the Company determined that it would originate its fixed-rate one-to-four-family residential mortgage loans primarily for sale, while generally retaining the servicing rights as to those mortgages. Since that time, the Company has emphasized originating residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. It has also emphasized increasing sources of noninterest income.

     The metropolitan Detroit area is the largest market in Michigan and continues to be a key focus of our expansion and growth opportunities. The acquisition of Metrobank (Note 5) provided the Company with a presence of four branches in central Oakland county. Although this market is highly competitive, the Company believes that the ability to provide excellent customer service and innovative banking products in addition to increased focus on commercial loans to our customers will yield increased growth in our balance sheet and earnings.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

     Summary. Total assets increased $254.8 million, or 23.3%, to $1.349 billion at September 30, 2004 from $1.094 billion at December 31, 2003, primarily due to the increase in net loans and the acquisition of Metrobank. Including the impact of the acquisition (Note 5), net loans increased $197.0 million or 21.2%, securities available for sale increased $17.9 million or 22.5% and cash and cash equivalents increased $9.8 million or 29.2%. The increase in net loans was primarily due to the acquisition of Metrobank ($94.9 million at date of acquisition) and increased originations, including an net increase of $99.3 million in commercial loans and residential mortgages and an $100.7 million increase in consumer loans. Premises and equipment increased $8.6 million due to renovations to various branches and purchase of land for a future branch location, $5.4 million of which was due to the acquisition. Accrued interest receivable and other assets increased $5.2 million, $3.0 million of which relates to the acquisition of Metrobank.

     Total liabilities increased $251.2 million, or 26.8%, from $936.1 million at December 31, 2003 to $1.187 billion at September 30, 2004. Total deposits increased $184.4 million, primarily due to the acquisition of Metrobank and a $60.0 million increase in deposits at Citizens. Federal Home Loan Bank of Indianapolis (FHLBI) advances also increased by $35.6 million to $208.1 million at September 30, 2004 from $172.5 million at December 31, 2003 primarily to fund growth.

     Portfolio Loans and Asset Quality. Nonperforming assets totaled $9.6 million at September 30, 2004 compared to $4.4 million at December 31, 2003, an increase of $5.3 million, or 120.9%. This increase was primarily due to $3.5 million in nonperforming loans and $846,000 in real estate owned at Metrobank.

     The following table sets forth information regarding nonperforming assets (000s omitted):

	September 30,	December 31,
	2004	2003
Nonperforming loans:
Real estate	$6,029	$3,268
Consumer	395	452
Commercial	1,914	195

Total nonperforming loans	8,338	3,915
Real estate and other assets owned	1,291	443

Total nonperforming assets	$9,629	$4,358

Total nonperforming loans as a percentage of total loans	0.74%	0.42%
Total nonperforming loans as a percentage of total assets	0.62%	0.36%
Total nonperforming assets as a percentage of total assets	0.71%	0.40%

     The allowance for loan losses was $13.1 million at September 30, 2004, or 1.15% of total loans, as compared to $11.7 million, or 1.24% of total loans at December 31, 2003. The following table sets forth activity in the allowance for loan losses (000s omitted):

	Three Months		Nine Months
	ended		ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Balance at beginning of period	$12,900	$11,483	$11,664	$11,082
Acquired in acquisition	—	—	1,135	—
Charge-offs	(169)	(286)	(857)	(702)
Recoveries	(96)	173	405	270
Provision for loan losses	470	360	758	1,080

Balance at end of period	$13,105	$11,730	$13,105	$11,730

Allowance for loan losses to total loans			1.15%	1.32%
Allowance for loans losses to non-performing loans			157.17%	273.11%

     Deposits and Other Borrowings. Interest bearing deposits increased from $697.0 million at December 31, 2003 to $839.4 million at September 30, 2004. This $142.4 million increase consisted of increases in NOW checking accounts (which increased $52.7 million, or 71.8%, to $126.0 million), passbook and savings accounts (which increased $12.6 million, or 14.6%, to $98.8 million) and certificates of deposit (which increased $84.5 million, or 32.8%, to $342.3 million), partially offset by a decrease in money market deposit accounts of $7.4 million, or 2.6%, to $272.3 million primarily due to a reduction of accounts from municipalities and other public entities as well as reallocation of maturing certificates of deposits. Noninterest bearing deposits increased $42.0 million, or 81.6%, to $93.5 million at September 30, 2004 from $51.5 million at December 31, 2003.

     Shareholders’ Equity. Total equity was $161.8 million at September 30, 2004 compared to $158.2 million at December 31, 2003, an increase of $3.6 million primarily due to net income and an increase in unearned and deferred compensation obligations offset by the payment of dividends and a $500,000 decrease (net of tax) in unrealized gains on available for sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003

     Net Income. Net income for the three months ended September 30, 2004 decreased $781,000, or 26.2%, to $2.2 million from $3.0 million for the previous period. Net income for the nine months ended September 30, 2004 decreased $3.4 million, or 36.2%, to $6.0 million from $9.5 million for the previous period. This decrease was primarily due to a decrease of $2.4 million or 27.9% in noninterest income, a $8.2 million or 39.4% increase in noninterest expense, partially offset by a $5.2 million or 19.5% increase in net interest income after provision for loan losses and a $2.0 million or 39.3% decrease in federal income tax expense due to lower pre-tax income. Included in net income for the three and nine months ended September 30, 2004 is Metrobank net losses of approximately $276,000 and $21,000, respectively, primarily due to core deposit intangible amortization and losses recognized in the sale of securities.

     Net Interest Income. Net interest income, after provision for loan losses, for the three months ended September 30, 2004 increased $1.9 million, or 21.3%, to $10.8 million from $8.9 million at September 30, 2003 primarily due to a $2.6 million, or 17.4%, increase in total interest income due to prime rate increases of 75 basis points and growth in the loan portfolio offset by a $607,000, or 10.5%, increase in interest expense due to the current interest rate environment and the cost of funds to meet loan demand. Net interest income, after provision for loan losses, for the nine months ended September 30, 2004 increased $5.2 million, or 19.5%, to $31.8 million from $26.6 million at September 30, 2003. The increase was primarily due to a $6.2 million, or 14.7%, increase in interest income on loans due to growth and increased attention to growth of the commercial loan portfolio.

     Provision for Loan Losses. The provisions for loan losses for the three and nine months ended September 30, 2004 were $470,000 and $758,000, respectively, as compared to $360,000 and $1.1 million for the same periods in the prior year. This decrease in the provision for loan losses is the result of management’s analysis of the loan loss allowance, current economic conditions, historical charge off rates and strong loan quality in the overall loan portfolio. The loan loss allowance as a percentage of total loans decreased from 1.24% at December 31, 2003 to 1.15% at September 30, 2004, and the allowance for loan losses as a percentage of nonperforming loans decreased from 297.93% at December 31, 2003 to 157.17% at September 30, 2004. Management considers its allowance for loan losses to be one of its critical accounting policies, meaning that in order to determine the allowance and provision for loan losses, management must make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the Company’s net income and on the Company’s overall financial condition and results of operations. For more information, see the caption “Critical Accounting Policies” in this section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Noninterest Income. Noninterest income for the three months ended September 30, 2004 decreased $1.0 million, or 36.0%, primarily due to the decrease of $1.2 million in income from mortgage banking activities offset by an increase of $451,000 in service charges and other fee income. Noninterest income for the nine months ended September 30, 2004 decreased $2.4 million or 27.9%, primarily due to the decrease of $4.6 million in income from mortgage banking activities. This decline is due primarily to a decrease in gains from the reduction of the sale of fixed-rate residential mortgage loans to third parties as a result of increased interest rates from the same period in 2003. The current interest rate environment and refinancing levels are significantly different when compared to the same period last year. The decrease in the mortgage banking activities approximates the expectation of management and is experienced throughout the financial institution industry. Management continues to implement various competitive strategies to lessen the impact from this decrease in refinanced loans. Additionally during the first quarter of 2004, approximately $400,000 was charged against noninterest income due to funds not transferred to the Freddie Mac custodial account on a timely basis. Additionally, noninterest income increased $526,000 due to a customary review and a rebalancing of our investment securities portfolio.

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2004 increased $2.2 million or 31.3% to $9.3 million, compared to $7.1 million in the three months ended September 30, 2003. The increase was primarily due to an increase of $353,000 in professional fees due to increased regulatory and compliance costs. The Company is currently documenting and testing its internal controls as required of publicly traded entities by the Sarbanes-Oxley Act. Office occupancy and equipment increased $390,000 related to an increase in depreciation expense due to renovations at various branches and the main office and as a result of lease payments for branch offices of Metrobank. Compensation and employee benefits increased $133,000 due to increases to wages and additions of staff due to the Metrobank acquisition offset by reduced health insurance premiums due to changing health insurance companies in early September. According to SFAS No. 112, Employers’ Accounting for Postemployment Benefits, the accrual related to the Companys’ future estimated obligation was reduced due to this reduction in premiums paid on behalf of former employees and directors by approximately $300,000. Also contributing to the increase in noninterest expense was a $27,000 increase in advertising and business promotion expenses associated with general advertising and costs to enter the Oakland county market through Metrobank.

     Noninterest expense for the nine months ended September 30, 2004 increased $8.2 million or 39.4%, to $29.0 million compared to $20.8 million in the nine months ended September 30, 2003. The increase was primarily due to an increase in office occupancy and equipment of $1.7 million as discussed above and compensation and employee benefits increased $1.5 million due to increases to wages, additions of staff due to the Metrobank acquisition and increased direct costs of employee benefits. Also contributing to the increase in noninterest expense was a $827,000 increase in professional fees due to reasons discussed above, a $495,000 increase related to the amortization of the core deposit intangible (Note 5), and an increase in and other noninterest expenses of $2.7 million due to general operating expenses and increased expenses as a result of the acquisition of Metrobank.

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

     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the nine months ended September 30, 2004, the Company originated $390.9 million of loans and purchased $59.9 million of securities and in fiscal 2003, originated $761.9 million of loans and purchased $54.0 million of securities.

     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2004, cash and short-term investments totaled $43.0 million and securities classified as available for sale totaled $97.6 million.

     The Company originates fixed-rate mortgage loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $100.6 million and $325.0 million for the nine months ended September 30, 2004 and year ended December 31, 2003, respectively.

     Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLBI advances. The Company experienced a net increase in total deposits of $184.4 million, of which $134.6 million was due to the acquisition of Metrobank, for the nine months ended September 30, 2004 and a net increase of $76.7 million for fiscal 2003. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits.

     The Company had the ability to borrow a total of approximately $394.1 million from its correspondent banks and the FHLBI, of which $244.5 million was outstanding at September 30, 2004. Advances outstanding with the FHLBI on that date were $208.1 million. During the nine months ended September 30, 2004, the net increase in FHLBI advances was $35.6 million, primarily to provide liquidity for loan growth and manage interest rate risk. Included in the total amount of available borrowings was a bank line-of-credit in the amount of $10.0 million, of which $10.0 million was outstanding at September 30, 2004.

     At September 30, 2004, the Company had outstanding commitments to originate loans of $86.9 million, of which $40.0 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLBI borrowings. Certificates of deposit that are scheduled to mature in one year or less as of September 30, 2004 totaled $179.8 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2004, the Company exceeded all of its regulatory capital requirements and it is considered “well capitalized” under regulatory guidelines.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of September 30, 2004, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis, material information required to be included in the Company’s periodic filings under the Exchange Act.

     No significant change in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of up to 428,701 shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Company’s share repurchase activity for the three months ended September 30, 2004.

			Total Number of
			Shares Purchased as	Remaining Share
	Total Number of	Average Price Paid	Part of Publicly	Repurchase
Period	Shares Purchased	per Share	Announced Programs	Authorization
7/1/2004 to 7/31/2004	—	—	—	282,419
8/1/2004 to 8/31/2004	6,774	$21.61	6,774	275,645
9/1/2004 to 9/30/2004	12,768	21.98	12,768	262,877

Total	19,542	$21.84	19,542	262,877

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

CITIZENS FIRST BANCORP, INC.
Dated: November 9, 2004	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2004	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, initially filed with the Commission on November 3, 2000, Registration No. 333-49234.