Form 10-K
period 2004-12-31
CITIZENS FIRST BANCORP INC
filed 2005-03-16
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________
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

Common Stock, par value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ X ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes ☑ X ☐

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $192,431,125 based upon the closing price of $23.52 as quoted on the Nasdaq National Market on June 30, 2004. Solely for purposes of this calculation, the shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

     As of March 9, 2005, the registrant had 8,486,845 shares of common stock outstanding.

Documents Incorporated by Reference

FORWARD-LOOKING STATEMENTS. The Company may from time to time make written or oral “forward-looking statements.” These forward-looking statements may be contained in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”), in other filings with the SEC and in other communications by the Company and the Banks, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs, loan loss allowances and provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, capital and other expenditures and synergies, efficiencies, cost savings and funding and other advantages expected to be realized from various activities. The words, “may, “could,” “should,” “would,” “will”, “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “predict,” “continue,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. The following factors, many of which are subject to change based on various other factors, including factors beyond the Company’s control, and other factors, including others discussed in the Company’s Form 10-K, other factors identified in the Company’s other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company and its subsidiaries and their operations or cause their financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company’s forward-looking statements:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The economic impact of past and any future terrorist attacks, acts of war or threats of war and the response of the United States to any of these threats or attacks.

•	The effects of, and changes in, federal, state and local laws, regulations, rules and policies including laws, regulations, rules and policies affecting taxes, banking, securities, insurance and monetary and financial matters.

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate and other policies of the Federal Reserve Board and policies of the United States Treasury.

•	Inflation, interest rates, market and monetary fluctuations, including the effects of changes in the rate of prepayments of the Company’s assets.

•	The quality or composition of the Company’s loan portfolio.

•	Demand for loan products and services.

•	Deposit flows.

•	The ability of the Company to compete with other financial institutions due to increases in competitive pressures in the financial services sector.

•	The ability of the Company to obtain new customers and to retain existing customers.

•	The timely development of, and acceptance of, products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services.

•	The willingness of users to substitute competitors’ products and services for the Company’s products and services.

•	The Company’s success in gaining regulatory approval of their products and services, when required.

•	The impact of technological changes implemented by the Company and the Banks and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers. In this regard, the Company has entered into an agreement with Fiserv Solutions, Inc. (“Fiserv”) to convert the Companys’ newly acquired subsidiary, Metrobank (see Note 2 to the Company’s Consolidated Financial Statements under Item 8 of this Report) from the Jack Henry to the Fiserv software package. There can be no assurance, however, that the planned computer conversion will not be more difficult or expensive than anticipated or have unforeseen consequences.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that adversely affects the Company’s business.

•	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

•	Unanticipated litigation or disputes and the costs, effects and outcomes of existing or future litigation or disputes.

•	The effects of, and changes in, accounting principles, guidelines, policies and practices, as may be adopted by state and federal regulatory agencies and various accounting rulemakers.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated risks.

This list of important factors is not exclusive. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on these statements. Neither the Company nor the Banks undertake - and each specifically disclaims any obligation - to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Banks or to release publicly the result of any revisions that may be made to any forward-looking statements, including revisions to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I

Item 1. Business

General

     Citizens First Bancorp, Inc. (the “Bancorp”) was organized in October 2000 as a Delaware business corporation at the direction of Citizens First Savings Bank (“Citizens”) and is the holding company for Citizens and Metrobank (“Metrobank”, see Note 2 to the Company’s Consolidated Financial Statements under Item 8 of this Report), state-chartered savings banks headquartered in Port Huron and Farmington Hills, Michigan, respectively. The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiaries (the “Company”) Citizens and Metrobank (the “Banks”). Citizens also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, and CFS Insurance Agency. As used in this Report, unless otherwise stated or the context otherwise requires, all references to “we,” “our,” or “us” and similar references are to the Company and/or the Banks and the consolidated subsidiaries of the Company and the Banks. The Bancorp has no significant assets, other than all of the outstanding shares of the Banks and the portion of the net proceeds it retained from the subscription offering at inception, and no significant liabilities. The Company’s commitment to community oriented banking is reflected in its Certificate of Incorporation, which is posted on the Company’s website (www.cfsbank.com), as well as in its corporate governance. The Company’s Corporate Governance Guidelines are also posted on that website.

     Management of the Company and Citizens are substantially similar. Metrobank has a separate Board of Directors and shares Directors with the Company. As of December 31, 2004, senior management of Metrobank included a different CEO, Commercial Lending Officer and CFO. Subsequently thereafter, the CEO has been employed by the Company and the Commercial Lending Officer and CFO have retired. Employees are generally employed by the Banks rather than by the Company. Accordingly, the information set forth in this Report, including the Consolidated Financial Statements and related financial data under Item 8 of this Report, relates primarily to the Banks and other consolidated subsidiaries.

     The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 20 full-service banking offices. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one- to four-family residential property. The Company originates one- to four-family mortgage loans primarily for sale in the secondary market, although the Company generally retains the servicing rights for these mortgage loans. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans. The Company’s revenues are derived principally from the generation of interest and fees on loans originated and held and, to a lesser extent, from gains and fees related to loans originated for sale and interest and dividends earned on the Company’s investments. The Company’s primary sources of funds consist of deposits, loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities, borrowings from correspondent banks and the Federal Home Loan Bank, cash on hand and cash on deposit.

Market Area

     The Company’s main office is in Port Huron, Michigan, which is in St. Clair County. The Company’s deposit gathering and lending activities, as well as its other primary business operations, are principally concentrated in and around the communities surrounding its 20 full-service offices located in St. Clair, Sanilac, Huron, Lapeer and northern Macomb counties, Michigan. Additionally due to overall growth and the acquisition of Metrobank with branches in Oakland County, the Company’s provides financial services beyond St. Clair County.

     Port Huron, the population center for St. Clair County, is located approximately sixty miles northeast of Detroit and sixty miles east of Flint. St. Clair County is bounded by the counties of Macomb to the south and west, Lapeer to the west and Sanilac to the north. The eastern boundary of the County is the St. Clair River and Canada. Almost half of the total land area of St. Clair is rural, and approximately one-third of the resident labor force commutes to jobs outside of the County. As of 2003, St. Clair County had a population of approximately 169,000. The largest employment sectors in St. Clair County are manufacturing, services, retail and government. The Company’s market area has a higher per capita median household income when compared to Michigan and the United States.

     The market area for Oakland County consists of 873 square miles and, as of 2003, is home to more than 1.2 million people and 63,000 businesses and agencies that employ more than 720,000 people. The strength of the county’s business sector has helped it grow into an international marketplace. During the last decade, the number of households in the county grew 14 percent while the state of Michigan grew 6.1 percent. Oakland County ranks second in per capita income, ranking the county in the top one percent of all counties in the United States. The education of the population is also strong, as 89 percent of residents with ages over 25 have a high school degree and 38 percent have a Bachelor’s degree or higher. Management believes that the characteristics of Oakland county provide a great opportunity for the Company.

OPERATING STRATEGY

     The Company’s strategy, in recent years, has been one of controlled balance sheet growth and broader diversification of its loan products and loan portfolio. Beginning in 1995, the Company determined that it would originate its fixed-rate one-to-four-family residential mortgage loans primarily for sale, while generally retaining the servicing rights as to those mortgages. Since that time, the Company has emphasized originating residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. It has also emphasized increasing sources of noninterest income. To accomplish these objectives, the Company has sought to:

•	Operate as a community bank, expanding the services and products it offers, particularly its commercial business products and deposit products offered to local municipalities and government organizations.

•	Provide excellent customer service and products by expanding delivery systems by using new technology and expanding the capability of its customer call center through which customers can receive various services via telephone.

•	Invest in our employees through a variety of training programs to ensure our customers’ needs are exceeded.

•	Expand its trust services by cross-selling benefits of the Trust Department.

•	Continuously review technology requirements and enhancements to provide an excellent level of customer service.

•	Reinvest in its communities.

•	Continue to increase its emphasis on origination of quality commercial, commercial real estate and consumer loans to increase the yields earned on its overall loan portfolio, without incurring unacceptable credit risk.

•	Increase originating automobile loans on a direct and indirect basis, at least in part by increasing the number of vehicle dealers through which the Company finances automobile purchases by consumers.

•	Control credit risk by continuing to employ conservative underwriting standards to minimize the level of problem assets.

•	Manage interest rate risk by continuing to emphasize an appropriate mix of investments and loans and deposit products. For more information about the interest rate risk to which the Company is exposed and about how the Company attempts to manage that risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

COMPETITION

     The Company faces intense competition for the attraction of deposits and origination of loans in its market areas. The Company’s most direct competition for deposits and loans have historically come from the several financial institutions operating in the Company’s market areas and, to a lesser extent, from other financial service companies, such as brokerage firms, mortgage brokers, credit unions and insurance companies. The Company also expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of institutional consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, and have allowed banks, mortgage companies, mortgage brokers and other competitors to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act passed in 1999, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Company conducts business. Some of the institutions with which the Company competes are significantly larger than the Company and, therefore, have significantly greater resources. Competition for deposits and the origination of loans could limit the Company’s growth in the future. Additionally, we expect that entry into the Oakland county market to increase competitive pressures on our sales team. Given the level of competition in the financial institution industry, we continue to adhere to our strategic goals and duty to stockholders, customers and employees of consistent, smart and well managed growth.

Lending Activities

General. The Company’s loans are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the following:

•	the Company’s current asset/liability strategy, which is to monitor and control the financial position of the Company, including monitoring and controlling market risk such as interest rate risk. (For more information, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”);

•	the demand for various types of loans;

•	the supply of money available for lending purposes; and

•	the rates offered by competitors.

     These factors are, in turn, affected by general and economic conditions, consumer spending and saving habits, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters and other factors. For a list of some additional factors that may affect these items, see the section captioned “Forward-Looking Statements” located after the table of contents at the beginning of this Report.

Loan Portfolio Analysis. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts (in thousands) and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2004		2003		2002
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Real estate loans:
One- to four-family	$404,655	33.70%	$386,531	40.99%	$414,939	49.88%
Commercial and multi-family (1)	280,248	23.34%	241,097	25.56%	179,387	21.57%
Residential construction	30,917	2.57%	24,996	2.65%	21,822	2.62%
Home equity and lines of credit	113,202	9.43%	85,371	9.05%	72,724	8.74%

Total real estate loans	829,022	69.05%	737,995	78.25%	688,872	82.82%
Commercial loans	252,865	21.06%	107,742	11.42%	60,336	7.25%

Consumer loans:
Vehicles (2)	66,463	5.54%	59,392	6.30%	61,386	7.38%
Other	52,321	4.36%	37,948	4.02%	21,221	2.55%

Total consumer loans	118,784	9.89%	97,340	10.32%	82,607	9.93%

Total loans	1,200,671	100.00%	943,077	100.00%	831,815	100.00%

Less:
Allowance for loan losses	13,472		11,664		11,082
Net deferred loan fees	2,231		2,212		1,597

Net loans	$1,184,968		$929,201		$819,136

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At March 31,
	2002		2001
		Percent		Percent
	Amount	of Total	Amount	of Total
Real estate loans:
One- to four-family	$385,765	51.56%	$395,484	57.75%
Commercial and multi-family (1)	144,817	19.36%	113,715	16.60%
Residential construction	27,541	3.68%	18,479	2.70%
Home equity and lines of credit	71,266	9.52%	66,687	9.74%

Total real estate loans	629,389	84.12%	594,365	86.78%
Commercial loans	42,137	5.63%	22,676	3.31%

Consumer loans:
Vehicles (2)	61,661	8.24%	55,490	8.10%
Other	15,015	2.01%	12,344	1.80%

Total consumer loans	76,676	10.25%	67,834	9.90%

Total loans	748,202	100.00%	684,875	100.00%

Less:
Allowance for loan losses	11,020		10,831
Net deferred loan fees	1,618		1,595

Net loans	$735,564		$672,449

(1)	Includes commercial construction loans which at December 31, 2004, December 31, 2003, December 31, 2002, March 31, 2002, and March 31, 2001 totaled $33.1 million, $14.8 million, $12.6 million, $9.9 million and $6.5 million, respectively.

(2)	Includes loans secured by automobiles, motorcycles, campers and other recreational vehicles.

     As shown in the above table, the trend has been to increase the percentage of the Company’s loan portfolio comprised of commercial and multi-family real estate loans and commercial loans and to decrease the percentage of the Company’s loan portfolio comprised of one- to four-family residential mortgage loans although, at December 31, 2004, one-to four family residential mortgage loans still constituted 34% of the Company’s loan portfolio.

     Maturity of Loan Portfolio. The following table presents the dollar amount of loans (in thousands) maturing in the Company’s portfolio based on contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans lacking a stated schedule of repayments or stated maturity and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs or the allowance for loan losses.

	At December 31, 2004
		Commercial
	One- to	and		Home Equity
	Four-Family	Multi-Family	Residential	and Lines			Total
	Real estate	Real estate	Construction	of Credit	Commercial	Consumer	Loans
Amounts due in:
One year or less	$27,335	$62,242	$8,189	$7,698	$144,759	$25,028	$275,251
One year to five years	21,160	151,754	3,802	75,552	95,445	72,884	420,597
More than five years	356,160	66,252	18,926	29,952	12,661	20,872	504,823

Total amount due	$404,655	$280,248	$30,917	$113,202	$252,865	$118,784	$1,200,671

     Scheduled contractual principal repayments of loans do not reflect the actual lives of most loans. The average life of a loan generally is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans usually give the Company the right to declare loans immediately due and payable under certain circumstances, including, for example, if the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market interest rates are substantially higher than interest rates on existing mortgage loans and, conversely, tends to decrease when interest rates on existing mortgage loans are substantially higher than current mortgage loan market interest rates. Current mortgage loan market interest rates are generally higher than rates on existing mortgage loans in the Company’s portfolio, which suggests that the average lives of our portfolio and serviced mortgage loans may be higher than might otherwise have been expected in previous years.

     The following table sets forth the dollar amount of loans contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates (in thousands):

	Due After December 31, 2004
	Fixed	Adjustable	Total
Real estate loans:
One- to four-family	$70,238	$334,417	$404,655
Commercial and multi-family	252,773	27,475	280,248
Residential construction	29,302	1,615	30,917
Home equity and lines of credit	44,168	69,034	113,202

Total real estate loans	396,481	432,541	829,022
Commercial loans	34,670	218,195	252,865
Consumer loans	104,217	14,567	118,784

Total loans	$535,368	$665,303	$1,200,671

TYPES OF LOANS. Currently, the Company originates one- to four-family residential mortgage loans, commercial and multi-family real estate loans, residential construction loans, home equity and lines of credit, commercial loans and a variety of consumer loans. Set forth below is a general description of some of the Company’s current policies and practices with regard to some of these types of loans. Although the Company believes that the information set forth below is generally consistent with its current practices, management may make exceptions or deviations from its policies from time to time as it deems appropriate. In addition, lending policies and practices are subject to change from time to time as deemed appropriate by management.

ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LOANS. The Company’s primary lending activity is the origination of loans secured by one- to four-family residences generally located in its market area. The Company currently offers various types of adjustable-rate mortgage loans and fixed-rate mortgage loans.

     The Company originates fixed-rate, fully-amortizing residential mortgage loans with maturities of 10, 15, 20 and 30 years. The Company’s management establishes the loan interest rates based on market conditions, with consideration given to the type of the loan and the quality and liquidity of the collateral securing the loan. The Company offers mortgage and jumbo loans that generally conform to the various standards of our secondary market vendors to whom we sell conforming loans. Fixed-rate conforming loans are typically originated for sale in the secondary market, although the Company generally retains the servicing rights. The Company will underwrite one- to four-family owner-occupied residential mortgage loans in amounts up to 97% of the appraised value of the underlying real estate, although private mortgage insurance will generally be required on most loans that exceed 80% of the lower of the appraised value or the purchase price of the real estate. In limited instances, the Company will originate loans that constitute 103% of the appraised value of the underlying real estate for sale in the secondary market.

     The Company offers a variety of loans to meet our customers needs, including, but not limited to, fixed and variable rate loans, balloon mortgages, construction loans and interest only mortgages.

     Adjustable-rate mortgage loans help reduce the Company’s exposure to changes in interest rates because the interest rate paid by the Company’s borrowers changes with changes in market interest rates. Because rate changes could increase payments that borrowers are required to make, regardless of their ability to make the increased payments, adjustable rate mortgage loans involve some unquantifiable credit risks. Accordingly, if interest rates rise, and mortgage payments are repriced at increased amounts, the risk of default on adjustable-rate mortgage loans increases as well. In addition, although adjustable-rate mortgage loans increase the responsiveness of the Company’s asset base to interest rate changes, the extent of this interest rate sensitivity is limited by the contractual documentation, which often restricts how much the interest rates can increase annually and over the lifetime of the mortgage. As a result, yields on adjustable-rate mortgage loans may not be sufficient to offset increases in the Company’s cost of funds during periods of rising interest rates.

     The Company requires properties securing its mortgage loans to be appraised by an approved independent state-licensed appraiser. The Company also requires fire, casualty, title, hazard and, if appropriate, flood insurance to be maintained on most properties securing real estate loans originated by the Company. In an effort to provide financing for low- and moderate-income families, the Company offers Federal Housing Authority and Veterans Administration residential mortgage loans to qualified individuals with adjustable- and fixed-rates of interest and terms of up to 30 years. These loans are secured by one- to four-family residential property and are underwritten using modified underwriting guidelines.

COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS. The Company also originates commercial real estate loans. These loans are generally secured by properties located in the Company’s market area and used for business purposes, such as small office buildings, industrial facilities or retail facilities. The Company also, to a lesser extent, originates multi-family real estate loans that are typically secured by 5-unit or larger apartment buildings in the Company’s market area.

     Most of the commercial and multi-family real estate loans originated by the Company are fully amortizing loans with terms of up to 20 years. Generally, the maximum loan amount the Company permits for such a loan is 80% of the value of the underlying real estate. In reaching its decision on whether to originate a commercial or multi-family real estate loan, the Company considers the net operating income of the property that will secure the loan, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Company will also consider the terms of the applicable leases and the quality of the tenants. The Company has stringent underwriting standards that are used to ensure origination of high quality credits. These standards include the review of debt service coverage ratios, borrower credit history, and current financial status, acquiring written appraisals prepared by a certified independent appraiser of all properties securing commercial or multi-family real estate loans greater than $250,000 and environmental surveys for commercial real estate loans in excess of $1.0 million or where a risk of contamination exists.

     The Company also makes construction loans for commercial development projects, including multi-family commercial properties, single-family subdivisions and condominiums. These loans generally have an interest-only phase during construction and then convert to permanent financing. The permanent mortgage loan must be approved at the time the Company initially approves the construction loan. The maximum loan-to-value ratio for these loans permitted by the Company depends upon the type of commercial development project being undertaken, but generally the amount of this type of loan will not exceed 80% of the value of the underlying real estate.

     Multi-family and commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. A loan secured by this type of property, however, usually is greater in amount and more difficult to evaluate and monitor than a one- to four-family residential mortgage loan. As a result, multi-family and commercial real estate loans typically involve a greater degree of risk than one- to four-family residential mortgage loans. Repayment of multi-family and commercial real estate loans may be affected by adverse conditions in the real estate market or the economy because these loan payments often depend on the successful operation and management of the underlying properties. The Company seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% for commercial and multi-family real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan.

RESIDENTIAL CONSTRUCTION LOANS. The Company originates construction loans to individuals for the construction of one- to four-family residences. The Company’s residential construction loans generally provide for the payment of interest only during the construction phase, which is typically between 6 and 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made in amounts of up to 95% of the appraised value of the underlying real estate, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the lesser of either the appraised value or the sales price of the secured property. Construction loans to individuals are generally made on the same terms as the Company’s one- to four-family mortgage loans.

     Before making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent licensed appraiser. The Company also reviews and inspects each property before disbursing funds. Loan proceeds are disbursed in pre-

determined portions (described in the loan documentation) upon completion of each stage of work. The final 10% of the loan proceeds is generally not disbursed until the construction of the residence is completed.

     Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. For example, if a builder fails to pay subcontractors, a lien could be attached against the property by the subcontractors, which could reduce the value of the property as collateral for the Company’s loan. Additional risk also often exists because of the inherent difficulty in estimating in advance both a property’s value post-construction and the estimated cost of construction. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to protect the value of the collateral for its loan. If the estimate of value upon completion proves to be inaccurate, the property’s value may be insufficient to assure full loan repayment.

HOME EQUITY AND LINES OF CREDIT. The Company offers home equity loans and lines of credit secured by owner-occupied one- to four-family residences. Unadvanced amounts of home equity loans are not shown as liabilities on the Company’s balance sheet. For more information about the Company’s commitments, including commitments to make advances on home equity lines of credit, see Note 13 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

     The underwriting standards employed by the Company for home equity loans and lines of credit generally include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral that would secure the loan. Loan-to-value ratios and maximum loan amounts vary depending on the amount of insurance coverage on the underlying property. Generally, home equity loans are made with fixed interest rates and terms of up to 15 years.

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

COMMERCIAL LOANS. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Company offers a variety of commercial lending products, including term loans for fixed assets, working capital loans and lines of credit and loans with a single principal payment at maturity. Additionally, the Company originates Small Business Administration-guaranteed loans.

     The Company offers secured commercial term loans generally with terms of up to ten years and the payment of which is dependent on future earnings. Business lines of credit generally have adjustable rates of interest and terms of up to three years. Loans that require a one-time payment of principal at termination will generally be originated on terms of up to 3 years as long as the borrower is paying interest at least semi-annually. Loans generally will be originated on terms of up to one year if the borrower will pay all of the interest due upon maturity. Business loans with variable rates of interest are generally indexed to the prime rate as reported in The Wall Street Journal. The Company also makes unsecured commercial loans. Unadvanced amounts of commercial loans and commercial loan commitments are not shown as liabilities on the Company’s balance sheet. For more information about the Company’s commitments, including unadvanced amounts of commercial loans and commercial loan commitments, see Note 13 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

     When making commercial business loans, the Company considers the financial statements of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, which primarily includes accounts receivable, inventory and equipment. Commercial business loans are also typically supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 100% of the value of the collateral securing the loan.

     Commercial loans generally involve higher risk than residential mortgage loans and are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself, which may be difficult to predict and may depend on various unknown factors. Further, any collateral securing commercial business loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

CONSUMER LOANS. The Company offers a variety of consumer loans, including automobile loans, mobile home loans, other secured loans, collateral loans, personal loans and unsecured loans. The Company offers fixed-rate automobile loans with terms of up to 72 months. These loans are offered on a direct basis, meaning the Company makes the loan directly to the consumer purchasing the automobile, and on an indirect basis, which is described in more detail below. The Company will generally make such loans up to 100% of the retail price for new cars and up to 90% of the retail value as stated in the NADA Used Car Guide for used cars. The interest rates the Company offers on these loans depend on the age of the automobile, market conditions and current market interest rates.

     The Company originates automobile loans through various automobile dealers in its market area from its indirect consumer lending program. These dealers provide the Company applications made by consumers to finance new (and, to a lesser extent, used) vehicles sold by their dealerships. The Company has the opportunity to accept or reject each application. Generally, the Company pays a monthly fee, or “dealer reserve,” to the automobile dealer based on the interest rate on the loan. If a loan is paid off or charged off within a specified time period, the dealer forfeits the dealer reserve, and the Company is credited with 100% of the dealer reserve, which it may withhold from the dealer’s account or credit against future payments to the dealer.

     The Company also originates loans on new or used mobile homes, with terms ranging from 7 to 15 years and with fixed interest rates. The Company generally will finance up to a maximum of 90% of either the purchase price of the mobile home unit or the retail value, whichever is less.

     The Company also originates consumer loans secured by boats, motorcycles, campers and other recreational vehicles. These loans generally have fixed interest rates and terms ranging from a maximum of 5 years to 15 years depending on the type of collateral securing the loan.

     The Company offers collateral loans, personal loans and unsecured loans. Collateral loans are usually secured by a savings account or a certificate of deposit. Personal loans generally have a borrowing limit of $5,000 and a maximum term of four years. The Company also makes unsecured personal loans to individuals who have been homeowners for at least four years. These loans typically will be made in amounts of up to $10,000 and with terms of up to 7 years.

     The Company believes that it will benefit from the higher yields typically earned on consumer loans, in contrast to the relatively lower yields earned on residential one- to four-family loans, and that the shorter duration of consumer loans will improve the Company’s interest rate risk position. Consumer loans, however, entail greater risk of nonpayment than do residential mortgage loans. This is particularly true in the case of loans that are unsecured or that are secured by rapidly depreciating assets such as automobiles. As a result of the greater likelihood of damage, loss or depreciation to the underlying collateral (such as the automobile), consumer loan collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency on the loan often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment because the costs of additional collection efforts may not be justified by the potential amount to be collected. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by such events as job loss, divorce, illness or personal bankruptcy. For information on how the Company determines its provision for loan losses, see the section captioned “Allowance for Loan Losses” below, the section captioned “Critical Accounting Policies” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

LOANS TO ONE BORROWER. The maximum amount that the Company may lend to one borrower is limited by regulation. At December 31, 2004, the Company’s regulatory limit on loans to one borrower was $17.4 million or $29.0 million for loans approved by two-thirds of the Board of Directors. At that date, the Company’s largest amount of outstanding loans to one borrower, including the borrower’s related interests, was approximately $20.7 million and consisted of commercial, industrial and retail properties. These loans were previously approved by the Company’s Board of Directors. Additionally, at December 31, 2004, the Company’s largest outstanding commitment to one borrower was approximately $20.0 million, approximately $9.8 million of which was outstanding, and consisted of commercial and industrial and retail properties. All of these loans were performing in accordance with required repayment terms at December 31, 2004. For more information on the regulations limiting loans to one borrower, see the section captioned “Loans to One Borrower” under the heading “Regulation and Supervision” below.

LOAN APPROVAL PROCEDURES AND AUTHORITY. The Company’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Company’s Board of Directors and senior management. The Company’s Board of Directors reviews the lending approval procedures and authorities of the President and Chief Executive Officer, Senior Vice Presidents of Retail and Commercial Banking and various loan committees on a regular basis to ensure that the appropriate level of approvals exist.

LOAN ORIGINATIONS, PURCHASES AND SALES. The Company’s lending activities are generally conducted by its salaried and commissioned loan personnel and through its relationship with vehicle dealers, which is described in more detail under the heading “Consumer Loans” above.

     Except in connection with the Company’s indirect automobile lending, the Company relies on advertising, referrals from realtors and customers and personal contact by the Company’s staff to originate loans. Other than the automobile dealerships previously discussed, the Company does not use loan correspondents or other third parties to originate loans. The Company’s ability to originate adjustable-rate and fixed-rate loans depends upon the relative customer demand for these loans, which is in turn affected by the current and expected future levels of interest rates. Interest rates are in turn affected by a variety of other factors, some of which are mentioned in the section captioned “Forward-Looking Statements” located after the table of contents at the beginning of this Report.

     Generally, fixed-rate loans that conform to the underwriting standards specified by various investors are originated by the Company for sale in the secondary market primarily to Fannie Mae and Freddie Mac (“Investors”) and, to a lesser extent, private investors. The Company generally retains the servicing rights on the loans sold in the secondary market, meaning that the Company receives payments and other collections on these loans and administers these loans in exchange for a servicing or administrative fee. The Company currently has a best efforts contract with a third party under which the Company must use its best efforts to provide the third party with loans for sale. The Company is not required under this contract to replace loans that fail to close for any reason. Additionally, the Company enters into forward contracts with investors under which Investors commit to purchase certain loans from the Company. At December 31, 2004, the Company had outstanding forward contracts to sell loans of approximately $6.5 million. Under these forward contracts, Investors are generally required to purchase these loans in the future from the Company, notwithstanding any change in the market interest rate, as long as specific underwriting requirements are met in making the loans. Sales of most fixed-rate loans are made without recourse to the Company if the borrower defaults. The Company generally originates adjustable-rate loans for its portfolio, but will, from time to time, sell these loans in the secondary market based on prevailing market interest rate conditions, the Company’s liquidity needs and the Company’s interest rate risk position.

Loan Commitments. The Company frequently issues loan commitments to its prospective borrowers, which are made in writing on specified terms and conditions. Commitments are generally honored for up to 30 days from approval for residential real estate loans and for up to 180 days on commercial and multi-family real estate loans. These loan commitments and unadvanced loans and lines of credit do not appear as liabilities on the Company’s Consolidated Financial Statements. For more information regarding the Company’s loan commitments and unadvanced loans and lines of credit, see Note 13 to the Company’s Consolidated Financial Statements. Although the Company believes that it has sufficient liquidity to meet these commitments and obligations in the future, there can be no assurance regarding whether intervening factors, some of which are beyond the Company’s control, will interfere with the Company’s ability to do so. For more information, see the section captioned “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Loan Fees. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications and late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. For more information, see Note 4 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

     The Company charges loan origination fees, which are calculated as a percentage of the amount borrowed, subject to a minimum amount. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and amortized over the contractual remaining lives of the related loans on a level yield basis.

Nonperforming Assets and Delinquencies. When a borrower fails to make a required loan payment on a loan secured by real estate, the Company attempts to cure the delinquency by contacting the borrower via telephone. After the 90th day of delinquency, the Company commences foreclosure proceedings under the terms of the loan documents and applicable law.

     When a borrower on a consumer or commercial loan fails to make a required loan payment, a late notice is mailed after 10 days of delinquency. Additional contact and correspondence continues until the 90th day of the delinquency, at which point the Company may take action to repossess the property securing the loan or implement other collection efforts. Management informs the Boards of Directors of the Company monthly of the amounts of loans delinquent more than 60 days, of loans in foreclosure and of all foreclosed and repossessed property that the Company owns.

     The Company ceases accruing interest on residential and commercial mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. If management determines that interest is uncollectible, all interest previously accrued is reversed against current period interest income. If collection of principal or interest is considered doubtful, loans are placed on nonperforming status.

     Commercial loans are monitored closely after the loan is 90 days delinquent. Upon analysis of the circumstances of the borrower, a decision is made by the Senior Vice President of Commercial Banking whether or not the loan should be placed on nonperforming status. Therefore, at December 31, 2004 approximately $2.9 million of commercial loans that are 90 days past due are not classified as nonperforming due to various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect and analyze customer financial data.

     During the last half of 2004, management decided that nonperforming loans were required to show consistent payments of principal and interest for a period of 90 consecutive days to change the classification of the loan to a performing loan. This change in policy was deemed to provide a more thorough analysis and monitoring method of nonperforming loans and ensured that the borrower provided strong evidence of consistent payment over this period. Consequently, an increase in nonperforming loans occurred at December 31, 2004. Additionally, nonperforming assets of Metrobank in the amount of $3.5 million were added to the total amount of nonperforming assets.

     The following table provides information at the dates indicated regarding various non-performing loans in the Company’s loan portfolio and regarding real estate owned (in thousands):

	At December 31,			At March 31,
	2004	2003	2002	2002	2001
Nonperforming loans:
Real estate	$5,745	$3,268	$1,876	$1,437	$1,156
Commercial	3,343	195	356	295	434
Consumer	1,543	452	182	61	220

Total (1)	10,631	3,915	2,414	1,793	1,810
Real estate and other assets owned	1,032	443	353	953	282

Total nonperforming assets	$11,663	$4,358	$2,767	$2,746	$2,092

Total nonperforming loans as a percentage of total loans	0.89%	0.42%	0.29%	0.24%	0.26%
Total nonperforming loans as a percentage of total assets	0.76%	0.36%	0.24%	0.19%	0.21%

(1)	The increase at December 31, 2004 from 2003 reflects the change in policy for nonperforming loans to be classified as performing as discussed above.

     Interest income that would have been recorded for the year ended December 31, 2004 had nonperforming loans been current according to their original terms amounted to $1,247,936. Interest income related to these loans included in interest income for the year ended December 31, 2004, was $534,390.

     The following table sets forth loans 90 days past due accruing interest (in thousands):

	At December 31,			At March 31,
	2004	2003	2002	2002	2001
Real estate loans:
One- to four-family	$265	$2,506	$1,575	$1,161	$1,156
Commercial and multi-family	728	149	—	—	—
Residential construction	—	762	301	276	—
Home equity and lines of credit	—	84	116	—	109
Commercial loans	2,948	86	356	295	434
Consumer loans	—	328	66	61

Total	3,941	$3,915	$2,414	$1,793	$1,699

Accruing loans 90 days past due to total loans	0.33%	0.42%	0.29%	0.24%	0.25%

The fluctuations between December 31, 2004 and 2003 reflect the change in policy for nonperforming loans to be classified as performing as discussed above.

Real Estate Owned. Real estate acquired by the Company as a result of foreclosure and real estate acquired by deed-in-lieu of foreclosure is classified as real estate owned until sold. Under Michigan law, there is generally a six-month redemption period with respect to one- to four-family residential properties during which the borrower has the right to repurchase the property. When property is acquired, the property is recorded on the Company’s balance sheet at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure less estimated costs to sell. The variances, if any, are charged against the allowance for loan losses. This recordation establishes a new cost basis. Holding costs and declines in fair value after acquisition of the property may result in charges against the Company’s income. At December 31, 2004, the Company had approximately $991,000 in real estate owned and $41,000 of repossessed automobiles.

Asset Classification. Bank regulators have adopted various regulations and practices regarding “problem” assets of financial institutions. Under these regulations, examiners have authority to identify problem assets during examinations and, if appropriate, to require them to be classified as described below.

     There are three classifications for “problem” assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as substandard assets, except that weaknesses of doubtful assets make collection or liquidation in full questionable based on currently existing facts, conditions and values, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion of an asset is classified as “loss,” the insured institution establishes a specific allowance in its allowance for loan losses for the full amount of the portion of the asset that is classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances such as those for assets classified as “loss” generally do not qualify as regulatory capital. The Company’s Directors’ Loan Committee, which consists of the President and Chief Executive Officer of the Company, two outside directors and the Senior Vice President - Commercial Banking, classifies assets on a monthly basis based upon delinquency reports, assets held by the Company as real estate owned, asset review summaries and assets brought to the attention of the Director’s Loan Committee by other senior officers. Assets that do not currently expose the insured institution to sufficient risk to warrant classification as substandard, doubtful or loss, but that possess weaknesses, are designated by the Company as “special mention.” The Company monitors “special mention” assets.

Allowance for Loan Losses. The Company recognizes that losses will be experienced from originating loans and that the risk of loss will vary with, among other factors, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To reflect the perceived risk associated with the Company’s loan portfolio, the Company maintains an allowance for loan losses to absorb potential losses from loans in its loan portfolio. As losses are estimated to have occurred, management establishes a provision for loan losses, which is then charged directly against earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses represents management’s estimate of probable losses based on information available as of the date of the financial statements.

     Potential Significant Impact on Financial Statements and Condition. The level of the allowance for loan losses is important to the portrayal of the Company’s financial condition and results of operations. Although management believes that it uses the best information available to establish the allowance for loan losses, the determination of what the loan allowance should be requires management to make difficult and subjective judgments about which estimates and assumptions to use. Actual results may differ materially from these estimates and assumptions, resulting in a direct impact on the Company’s allowance for loan losses and requiring changes in the allowance. Because the estimates and assumptions underlying the Company’s allowance for loan losses are inherently uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could have a material adverse effect on the Company’s net income, its financial condition and results of operations. The Company, therefore, views its allowance for loan losses as a “critical accounting policy.” For additional information about the allowance for loan losses, see Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report and the section captioned “Critical Accounting Policies” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Methodology for Determination of Loan Loss Allowance. Management evaluates the adequacy of the level of its loss allowance at least quarterly as a function of its internal asset review process because of the importance of the Company’s loan loss allowance. The Company’s Director Loan Committee meets monthly to review asset classifications and to recommend any changes to the allowance for loan losses. In order to determine if its loan loss allowance is adequate, the Company assesses the expected losses inherent in its loan portfolio. Management’s internal asset review system and loss allowance methodology are intended to identify problem assets and recognize losses in a timely manner. Management considers various factors in determining whether its allowance for loan losses is adequate, including risk characteristics inherent in different types of loans. Management first performs a detailed review of multi-family real estate loans, commercial real estate loans and other loans with significant balances. Multi-family and commercial real estate loans are generally considered to involve a higher degree of risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to-four family residential mortgage loans. In addition, multi-family and commercial real estate loans typically involve higher loan principal amounts, and the repayment of these loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Finally, multi-family and commercial real estate loan values tend to be more cyclical, and recessionary conditions of the type that prevail from time to time in the Company’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multi-family and commercial real estate properties. As a result, multi-family and commercial real estate loans are assigned higher credit risk ratings upon their origination, as are other loans with significant balances. In addition to a review of multi-family and commercial real estate loans and other loans with significant balances, a detailed credit quality review is also performed for other loans that have deteriorated below certain levels of credit risk or that have been classified or identified as “watch list” loans. A specified loss allowance is attributed to these reviewed loans.

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

     After the review yields an aggregate amount of loss allowance attributable to specific loans and after management applies various loss factors to the remaining balance of loans by type, management then analyzes the adequacy of the combined amount of loan loss allowance by considering other factors that may have an impact on the performance of the loan portfolio. These factors include trends in real estate and collateral values, trends and forecasts for the national and local economies, the geographic dispersion of borrowers and other risk factors. Based on this analysis, management adjusts the overall loss allowance, which may result in an unallocated portion of the loan loss allowance. Management believes that an unallocated portion of the allowance is generally necessary because other factors affecting whether losses in the loan portfolio are probable may not be captured by applying estimated loss factors. The existence of an unallocated portion of the loan loss allowance reflects management’s view that the allowance should have a margin that recognizes that the process of estimating expected credit losses and determining the loan loss allowance is imprecise. Determination of the probable losses inherent in the portfolio, which losses are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment and uncertainty. The assessment of general local and national economic conditions and trends inherently involves a higher degree of uncertainty as it requires management to anticipate the impact that economic trends, legislative actions or other unique market and/or portfolio issues have on estimated credit losses. Recent factors which were considered in the evaluation of the adequacy of the Company’s unallocated loan loss reserve include increases in commercial real estate, commercial and construction loans and increases in the amount of loans that have been charged off. Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the Company’s loan loss allowance.

     Potential Problem Loans. In addition to those loans reflected in the table above, we have identified some loans through our problem loan identification process which exhibit a higher than normal credit risk. Loans in this category include loans with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of loans in this category as of December 31, 2004 was $2.7 million. At December 31, 2004, there were no significant loans which were classified by any bank regulatory agency that are not included above as nonperforming, past due or restructured.

     Possible Future Adjustments to Loan Loss Allowance. No assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses or if historical trends change. Nevertheless, management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. In addition, it is uncertain whether various regulatory agencies, as an integral part of their examination process and in reviewing the Company’s loan portfolio, will request that the Company increase its allowance for loan losses. The Company believes, however, that it has established its existing loan loss allowance in conformity with generally accepted accounting principles. These agencies could, nevertheless, require the Company to provide additions to the allowance for loan losses based upon judgments of the agencies that are different from the judgments of management. Additional information about the Company’s allowance for loan losses can be found in Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report and in the section captioned “Critical Accounting Policies” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The following table presents an analysis of the Company’s allowance for loan losses (in thousands):

	Year Ended		Nine Months	Year Ended
	December 31,		Ended December 31,	March 31,
	2004	2003	2002	2002	2001
Allowance for loan losses, beginning of period	$11,664	$11,082	$11,020	$10,831	$10,461
Acquired in acquisition	1,135	—	—	—	—
Charged-off loans:
Real estate	(132)	(15)	(56)	(12)	(5)
Commercial	(270)	(325)	(548)	(291)	(142)
Consumer	(1,057)	(755)	(498)	(870)	(342)

Total charged-off loans	(1,459)	(1,095)	(1,102)	(1,173)	(489)
Recoveries on loans previously charged-off:
Real estate	138	—	1	—	—
Commercial	167	83	29	103	56
Consumer	272	154	242	263	23

Total recoveries	577	237	272	366	79
Net loans charged-off	(882)	(858)	(830)	(807)	(410)
Provision for loan losses	1,555	1,440	892	996	780

Allowance for loan losses, end of period	$13,472	$11,664	$11,082	$11,020	$10,831

Net loans charged-off to average interest-earning loans	0.08%	0.10%	0.10%	0.11%	0.06%
Allowance for loan losses to total loans	1.12%	1.24%	1.33%	1.47%	1.58%
Allowance for loan losses to nonperforming loans (1)	126%	298%	459%	615%	598%
Net loans charged-off to allowance for loan losses	6.55%	7.36%	7.49%	7.32%	3.79%
Recoveries to charge-offs	39.55%	21.64%	24.68%	31.20%	16.16%

(1)	See explanation of this variance in the section labeled “Nonperforming Assets and Delinquencies” above.

     The following table presents the approximate allocation of the allowance for loan losses (in thousands) by loan category at the dates indicated. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	At December 31,
	2004		2003		2002
		% of		% of		% of
		Allowance		Allowance		Allowance
		in each		in each		in each
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Allowance	Amount	Allowance	Amount	Allowance
Real estate	$6,270	46.54%	$5,493	47.09%	$5,286	47.71%
Commercial	2,983	22.14%	1,922	16.48%	1,020	9.20%
Consumer	3,689	27.38%	3,527	30.24%	4,205	37.94%
Unallocated	530	3.93%	722	6.19%	571	5.15%

Total allowance for loan losses	$13,472	100.00%	$11,664	100.00%	$11,082	100.00%

Continued from above table, first column(s) repeated]

	At March 31,
	2002		2001
		% of		% of
		Allowance		Allowance
		in each		in each
		Category		Category
		to Total		to Total
	Amount	Allowance	Amount	Allowance
Real estate	$4,980	45.19%	$5,425	50.09%
Commercial	1,096	9.95%	845	7.80%
Consumer	4,130	37.48%	4,082	37.69%
Unallocated	814	7.38%	479	4.42%

Total allowance for loan losses	$11,020	100.00%	$10,831	100.00%

Investment Securities Activities

     Under Michigan law and regulation, the Company has authority to purchase a wide range of investment securities. Under federal banking law, however, financial institutions such as the Company generally may not invest in investment securities that are not permissible for investment by a national bank.

     The Company’s Board of Directors has the overall responsibility for the Company’s investment portfolio. The Board of Directors has authorized the Investment Committee of the Board of Directors to execute the investment policy, which is described below, as prescribed by the Board of Directors. The Board of Directors also receives a monthly portfolio report. The Investment Committee is authorized to delegate investment and compliance duties to an investment consultant and/or Investment Manager. The Investment Manager is authorized to make investment decisions consistent with the Company’s investment policy and the recommendations of the Company’s Investment Committee and is primarily responsible for daily investment activities.

     The primary objectives of the Company’s investment portfolio are to provide the liquidity necessary to meet the Company’s day-to-day, cyclical and long-term requirements for funds, to invest funds not currently needed to fulfill loan demands and to provide a flow of dependable earnings with minimum risk associated with potential changes in interest rates or from the concentration of investments in a particular issuer or sector. Investment decisions are based upon the Company’s cash and borrowed funds position; the quality, maturity, stability and earnings of loans; the nature and stability of deposits; and the Company’s excess capital.

     Under the Company’s current investment policy, its investment portfolio should be composed of investments in marketable obligations in the form of bonds, equity securities, notes or debentures, which are generally salable under ordinary circumstances with reasonable promptness at fair value. Debt securities authorized for investment by the investment policy include U.S. Treasury securities, government agency securities, corporate debt securities, municipal securities, certificates of deposit, bankers acceptances, demand obligations, repurchase agreements and commercial paper.

     The Company’s investment policy generally provides that all bonds, when purchased, must be of investment grade, as determined by at least one nationally recognized securities rating organization, and must generally carry a rating of “A/Mig2” or better or the equivalent or “A1/P1” for commercial paper when purchased. The Company’s investment policy limits investments in non-U.S. Treasury securities to no more than five percent of the value of the Company’s investment portfolio in any one issue or class and ten percent of the value of the investment portfolio in any one issuer. Also, the total amount of investment securities of any one issuer may not exceed twenty percent of the total of the Company’s capital, surplus, and subordinated notes and debentures. The Company’s investment policy is subject to change as determined appropriate by its Board of Directors.

     Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intention regarding ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if management has the intention and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on these securities would be included in current earnings. The Company does not currently use or maintain a trading securities account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity. The Company currently classifies all of its securities as available for sale.

     At December 31, 2004, the Company did not own any securities that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other than U.S. Government and Agency securities.

     The following table sets forth certain information regarding the amortized cost and fair value of the Company’s securities at the dates indicated (in thousands):

	At December 31,
	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Debt securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,099	$24,079	$7,998	$8,013	$10,389	$10,775
Obligations of state and political subdivisions	37,504	37,889	17,863	18,611	14,149	15,049
Corporate debt securities	4,768	4,696	47,880	48,263	65,223	64,720
Other	11,498	11,498	—	—	5,131	5,163
Mortgage-backed securities	15,897	15,781	—	—	—	—

Total	93,766	93,943	73,741	74,887	94,892	95,707

Equity securities available for sale	5,002	3,885	5,002	4,785	5,002	4,675

Total debt and equity securities	$98,768	$97,828	$78,743	$79,672	$99,894	$100,382

     The following table sets forth the maturities and weighted average yields of the Company’s securities at December 31, 2004 (in thousands):

	At December 31, 2004
	Due within		Due in One Year		Due in Five Years
	One Year		to Five Years		to Ten Years
		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$495	1.88%	$23,583	4.48%	$—	—
Obligations of state and political subdivisions	1,987	3.94%	18,034	4.26%	15,406	4.04%
Corporate debt securities	502	7.75%	4,194	6.98%	—
Other	11,498	4.75%	—	—	—	—

Total debt securities	14,482	4.64%	45,811	4.62	15,406	4.04%

Mortgage-backed securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total securities available for sale at fair value	$14,482	4.64%	$45,811	4.62%	$15,406	4.04%

[Continued from above table, first column(s) repeated]

	At December 31, 2004
	Due in		Mortgage-backed
	More than Ten Years		and Equity	Total
		Weighted			Weighted
	Fair	Average	Fair	Fair	Average
	Value	Yield	Value	Value	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	—	—		$24,079	4.42%
Obligations of state and political subdivisions	$2,463	4.34%	—	37,889	4.16%
Corporate debt securities	—	—	—	4,696	7.06%
Other	—	—	—	11,498	4.75%

Total debt securities	2,463	4.34%		78,162	0

Mortgage-backed securities	—	—	$15,781	15,781	5.24%
Equity securities	—	—	3,885	3,885	—

Total securities available for sale at fair value	$2,463	4.34%	$19,666	$97,828	4.44%

(1)	Weighted average yield data for municipal securities is not presented on a tax equivalent basis.

Deposit Activities and Other Sources of Funds

General. Deposits are the major external source of funds for the Company’s lending and other investment activities. In addition, the Company generates funds internally from loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities, cash on hand and cash on deposit. Scheduled loan repayments are a relatively stable source of funds. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, and mortgage loan originations and sales are greatly influenced by general interest rates, economic conditions and competition. The Company may use overnight federal funds purchased from member correspondent banks and borrowings from the Federal Home Loan Bank of Indianapolis (FHLB) to compensate for any reductions in the availability of funds from other sources.

Deposit accounts. Nearly all of the Company’s depositors reside in Michigan. The Company offers a wide variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of the Company’s certificate of deposit accounts range from seven days to six years. Deposit account terms vary primarily based on minimum deposit balance, early withdrawal penalties, limits on the number of transactions and the interest rate. The Company reviews its deposit mix monthly and its pricing terms weekly. The Company offers a wide range of commercial deposit products and checking accounts to cities, townships and municipal school districts located within the Company’s market areas. At December 31, 2004, the Company had depository arrangements with approximately 42 municipalities. At December 31, 2004, these entities accounted for approximately $60.0 million, or 16.6%, of the Company’s certificates of deposit and $42.5 million, or 16.6%, of the Company’s money market accounts. Municipal and governmental depository arrangements generally are more sensitive to interest rate changes than other consumer deposit accounts and are typically subject to competitive bidding processes. Additionally, the balance of these deposit accounts tends to fluctuate more than consumer deposit accounts because of the budgeting and tax collection timing of each particular municipal entity. Accordingly, municipal deposits tend to be more volatile than consumer deposits, and there is no assurance that the Company will be able to maintain its current levels of municipal accounts in future periods.

     The Company believes it is competitive in the interest rates it offers on its commercial deposit account products. The Company determines the rates paid based on a number of factors, including rates paid by competitors, the Company’s need for funds and cost of funds, borrowing costs and movements of market interest rates. The Company has not utilized brokers to obtain deposits and at December 31, 2004 had no brokered deposits, however, based on forecasts of future growth, it is expected that the Company will entertain the possibility of entering the brokered deposit market.

     The following table summarizes the average balances of deposits (in thousands) and the average rates of interest:

	At December 31,
	2004		2003		2002
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$96,340	0.00%	$65,325	0.00%	$20,648	0.00%
Passbook and savings deposits	99,884	0.57	73,351	0.77	80,219	0.96
Interest bearing demand deposits	388,184	1.02	326,053	1.32	274,849	1.74
Time deposits under $100,000	215,769	3.05	196,552	3.50	199,480	4.38
Time deposits $100,000 and over	107,624	2.96	68,282	2.39	85,491	3.59

Total	$907,801	1.90%	$729,563	1.60%	$660,687	2.13%

     The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2004 (in thousands):

Three months or less	$57,900
Over 3 through 6 months	9,865
Over 6 through 12 months	9,805
Over 12 months	55,500

Total	$133,070

Borrowings. Federal funds purchased through member correspondent banks, a line of credit obtained from an unrelated bank and FHLB advances are used by the Company to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

Pleaser refer to Note 8 to the Company’s Consolidated Financial Statements. For more information about the FHLB, see the section captioned “Federal Home Loan Bank System” under the heading “Regulation and Supervision” below.

     The Company had the ability to borrow a total of approximately $452.8 million from its correspondent banks and the FHLB, of which $287.7 million was outstanding at December 31, 2004.

     The following table presents certain information regarding the Company’s FHLB advances at or for the periods ended on the dates indicated (in thousands):

	Year ended
	December 31,
	2004	2003	2002
FHLB advances
Average balance outstanding	$204,223	$172,596	$162,209
Maximum amount outstanding at any month-end during the period	232,209	181,534	178,568
Balance outstanding at end of period	232,209	172,534	173,003
Weighted average interest rate during the period	4.91%	5.39%	5.63%
Weighted average interest rate at end of period	4.53%	5.24%	5.36%

Trust Services

     The Company maintains its Asset Management and Trust Department, established in 1999, which provides trust and investment services to individuals, partnerships, corporations and institutions. The Asset Management and Trust Department also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Trust Department allows the Company to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with the Company’s operating strategy, and the possible opportunities that may arise due to our presence in the Oakland County market, the Company will continue to emphasize the growth of its trust service operations in order to grow its assets and to increase fee-based income. The Company has implemented several policies governing the practices and procedures of the Trust Department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest and maintaining impartiality. At December 31, 2004, the Trust Department managed 395 accounts with aggregate assets of $235.7 million, of which the largest relationship totaled $82.3 million, or 34.9% of the Trust Department’s total assets.

Personnel

     As of December 31, 2004, the Company had 312 full-time employees and 37 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Subsidiaries

Citizens and the Bancorp each own 99%, and 1%, respectively, of the membership interests of the Citizens First Mortgage, LLC, which was established in 2002. The Company currently conducts its residential mortgage lending activity through Citizens First Mortgage, LLC. Citizens Financial Services, Inc., formerly 525 Riverside Corporation, was established in 1974 as a Michigan-chartered service corporation, and is wholly-owned by Citizens. Citizens Financial Services owns 50% of the membership interests of CFS Title Insurance Agency, LLC. CFS Title Insurance Agency, a Michigan limited liability company, was established in 1998 as a joint venture between the Company and Lawyers Title Insurance Agency, a Virginia corporation, to provide title insurance for customers of the Company. Citizens Financial Services may also in the future offer other personal insurance products through an affiliation arrangement with a third party insurance agency. In addition, Citizens Financial Services owns 100% of CFS Insurance Agency, Inc., d/b/a CFS Financial Services, Inc., which offers mutual funds and insurance products such as annuities. The Company also owns 100% of the stock of Metro Bancorp, Inc. (See Note 2) and its subsidiaries Metrobank, Metrobank Mortgage Company, LLC and Financial Services.

Additional Financial Information

     Although this description of the business of the Company includes some specific financial information, more detailed financial information can be found elsewhere in this Report. For the Company’s Consolidated Financial Statements, see Item 8. For “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see Item 7. Among other things, Item 7 also includes a table showing average balance sheets for the Company for the periods ended December 31, 2004 and December 31, 2003. This table shows, for those periods, the average balances of interest-earning assets and interest-bearing liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and the total dollar amount of interest expense from average interest-earning liabilities and the resulting average yields and costs. In addition, Item 7 contains a table captioned “Rate/Volume Analysis” which shows the effect on the Company’s interest income and interest expense of changes in interest rates and changes in the volumes of interest-earning assets and the volumes of interest-bearing liabilities during the period ended December 31, 2004 compared to the period ended December 31, 2003. In addition, see Item 6 for “Selected Financial Data” of the Company.

The Company’s internet address is www.cfsbank.com. We have made available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to the SEC. Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request.

REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Banks are Michigan-chartered state savings banks and members of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the FDIC. The Commissioner of the Michigan Office of Financial and Insurance Services and/or the FDIC conduct periodic examinations to test the Company’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, which include policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these regulatory requirements and policies, whether by the Office of Thrift Supervision, the FDIC, the Michigan Office of Financial and Insurance Services or the U.S. Congress, could have a material adverse impact on the Company and its operations. Certain regulatory requirements applicable to the Company are referred to below or elsewhere in this Form 10-K. The description of statutory provisions and regulations applicable to savings institutions and their holding companies included in this Form 10-K does not purport to be a complete description of these statutes and regulations and their effects on the Company.

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

     Business Activities. The activities of state savings banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage. To qualify as a Michigan savings bank, both the Banks must meet an asset test, which requires that during 9 of the 12 preceding months, at least 50% of its total assets must have consisted of specified assets, primarily housing loans, mortgage-backed securities, loans for religious, health and nursing home facilities, consumer loans, liquid assets and government obligations. An institution that fails the asset test must notify the Commissioner and may requalify by meeting the test, but it if fails to requalify within the time prescribed by the Commissioner, it must convert to a different charter or liquidate within the time prescribed by the Commissioner. If it does not do so, the Commissioner may appoint a conservator or seek the appointment of a receiver. As of December 31, 2004, the Company met the asset test for a Michigan savings bank. Under federal law, the Company must also meet the qualified thrift lender test discussed below.

     Loans to One Borrower. Michigan law provides that a stock savings bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the bank’s board of directors is granted. If the Michigan Commissioner determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2004, the Company did not have any loans with one borrower that exceeded its regulatory limit. A number of loans are exempted from these limitations. They include, among others, certain loans on commercial paper, loans to financial institutions and loans secured by bonds, notes and certificates of indebtedness of the United States. For more information, see the section captioned “Loans to One Borrower” under the heading “Lending Activities” above.

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

     Branching Activities. Michigan savings banks, have the authority under Michigan law to establish branches anywhere in the State of Michigan, as well as in any other U.S. state or foreign country, subject to receipt of all required regulatory approvals (including the approval of the Michigan Commissioner and the FDIC).

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

Federal Regulation

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Company, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC not to be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

     The Company must also comply with the FDIC risk-based capital guidelines. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans fully secured by one-to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weight of 100%.

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

     The FDIC has adopted a regulation providing that it will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. For more information about interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal banking authorities take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a total risk-based capital ratio of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating that is not experiencing significant growth) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the FDIC is required to appoint itself sole receiver or conservator for an institution that is “critically undercapitalized.” A capital restoration plan must be filed with the FDIC within 45 days of the date an institution is on notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     As of December 31, 2004, the most recent notification from the Banks’ regulators categorized the Banks as “well capitalized” under the regulatory framework for prompt corrective action.

     Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank if such payment is determined, by reason of the financial condition of the bank, to be an unsafe and unsound banking practice.

Insurance of Deposit Accounts. The Banks are both members of the Savings Association Insurance Fund. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. Beginning January 1, 2000, these assessments were shared by the Savings Association Insurance Fund and the Bank Insurance Fund members.

     The FDIC has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

     Transactions with Related Parties. The Company’s authority to engage in transactions with an “affiliate” (generally, any company that controls or is under common control with an institution, including the Bancorp and its non-savings institution subsidiaries) is limited by federal law. Federal law places quantitative restrictions on these transactions and imposes specified collateral requirements for certain transactions. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

     The Company’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is also governed by federal law. Among other restrictions, these loans are generally required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of failure to make required repayment. The Sarbanes-Oxley Act of 2002, however, prohibits the Company from extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof), except for extensions of credit made, maintained, arranged or renewed by the Company that are subject to the federal law restrictions discussed above.

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

     Investment Activities. Since the enactment of the FDIC Improvement Act, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than direct equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Savings Association Insurance Fund.

     Mergers. The Company may engage in mergers or consolidations with other depository institutions, subject to filing certain notices with officials of the State of Michigan and receiving approval from the appropriate federal banking agency. When reviewing a proposed merger, the federal banking regulators consider numerous factors, including the effect on competition, the financial and managerial resources and future prospects of existing and proposed institutions, the effectiveness of FDIC-insured institutions involved in the merger in addressing money laundering activities and the convenience and needs of the community to be served, including performance under the Community Reinvestment Act.

     Federal Statutory and Regulatory Provisions. All financial institutions are subject to federal statutory and regulatory provisions intended to address money laundering, including international money laundering. Under the Community Reinvestment Act and regulations implementing the Act, every FDIC-insured institution is obligated to help meet the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with safe and sound operation of the institution, and is examined and rated on its performance. An unsatisfactory rating can be the basis for denial of an application for a merger or branch. The Company received a “satisfactory” rating in its most recent Community Reinvestment Act evaluation by the FDIC. Since the enactment of the FDIC Improvement Act, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than direct equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Savings Association Insurance Fund.

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

     Federal Enforcement. The FDIC has primary federal enforcement responsibility over state non-member banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

     The Banks are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Company, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Banks were in compliance with this requirement as their investment in FHLB stock at December 31, 2004 was $13.5 million. The FHLB functions as a central reserve bank by providing credit for financial institutions throughout the United States. As a member of the FHLB, the Company is required to acquire and hold shares of capital stock in the FHLB and is authorized to apply for advances as long as certain creditworthiness standards have been met. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Company under several different credit programs of the FHLB. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against net transaction accounts as follows: accounts aggregating less than $7.0 million are exempted from the reserve requirements, for accounts aggregating greater than $7.0 million and less than $47.6 million the reserve requirement is 3%, and for accounts aggregating greater than $47.6 million, the reserve requirement is 10% against that portion of total transaction accounts in excess of $47.6 million. All reserve requirements are subject to adjustments by the Federal Reserve Board. The Company complies with the foregoing requirements.

Holding Company Regulation

     Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act. Such election allows its holding company to be regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. The Company has made such an election, and is regulated as a savings and loan holding company within the meaning of the Home Owners’ Loan Act. As a result, the Company is registered with the Office of Thrift Supervision and has adhered to the Office of Thrift Supervision’s regulations, reporting requirements and examination and enforcement authority. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

     As of January 9, 2004 due to the acquisition of Metrobank, the Company is a multiple savings and loan holding company within the meaning of federal law. A multiple savings and loan holding company is generally limited to activities permissible for financial holding companies and certain additional activities authorized by Office of Thrift Supervision regulations. The Company is not permitted to invest in more than 5% of the voting shares of any company that is engaged in any activity other than specified activities permissible for savings and loan holding companies.

     A savings and loan holding company is also prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the holding company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, competitive factors and the convenience and needs of the community, including performance under the Community Reinvestment Act. An unsatisfactory rating of a savings institution can be the basis for denial of a holding company application.

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

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary institutions as previously described. The Company must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     QTL Test. In order for the Bancorp to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Company must qualify as a qualified thrift lender. To be a qualified thrift lender, each must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2004, the Company met the qualified thrift lender test.

     Change in Bank Control Act. The acquisition of 10% or more of the outstanding common stock of the Company may trigger the provisions of the Change in Bank Control Act. The Change in Bank Control Act generally requires persons (including companies) who at any time intend to acquire control of a savings and loan holding company to provide 60 days prior written notice and certain financial and other information to the Office of Thrift Supervision. The statute and underlying regulations authorize the Office of Thrift Supervision to disapprove a proposed acquisition on certain specified grounds.

     Under certain circumstances, a similar filing may be necessary with the FDIC prior to the acquisition of control of the Company. If the acquirer of an interest in the Company is a bank holding company, the acquisition may be subject to the jurisdiction of the Federal Reserve Board under the Bank Holding Company Act.

     Regulatory and Legislative Change. Regulations, which affect the Company on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the State of Michigan, the Office of Thrift Supervision, the FDIC or the U.S. Congress, could have a material impact on the Company or its operations.

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

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s chief executive officer and chief financial officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. The Company has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Ethics policies and procedures that have previously been in place. See Item 9A “ Controls and Procedures” for the Company’s evaluation of its disclosure controls and procedures.

FEDERAL AND STATE TAXATION

Federal Income Taxation

     General. The Company reports income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including, in particular, the Company’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax laws, regulations and rules applicable to the Company. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1996. For its 2004 tax year, the Company’s maximum federal income tax rate was 35%.

     Bad Debt Reserves. For fiscal years beginning before December 31, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, which were generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The Company’s reserve for nonqualifying loans was computed using the experience method.

     Federal legislation enacted in 1996 prohibited the use of reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995. Under this legislation, savings institutions also were required to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $6.6 million of the Company’s accumulated bad debt reserves would not be recaptured as taxable income unless the Company makes a “non-dividend distribution” to the Bancorp as described below.

     Distributions. If the Company makes “non-dividend distributions” to the Bancorp, they will be considered to have been made from the Company’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1988, to the extent of the “non-dividend distributions,” and then from the Company’s supplemental reserve for losses on loans, to the extent of those reserves. An amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Company’s taxable income. Non-dividend distributions include distributions in excess of the Company’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Company’s current or accumulated earnings and profits will not be so included in the Company’s taxable income.

     The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Company makes a non-dividend distribution to the Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Company does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

     The State of Michigan imposes a Single Business Tax (the “SBT”), which is an annual value-added tax imposed on the privilege of doing business in the State. Banks with business activity in Michigan are subject to the tax. Most organizations exempt from federal income tax, however, are also exempt from the SBT. The major components of the SBT are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income. For tax years beginning before 2000, the SBT base is decreased by the cost of depreciable tangible assets acquired during the year. For tax years beginning after 1999, an investment tax credit may be claimed for the acquisition of depreciable tangible assets. Effective December 31, 2002, the SBT rate was 1.9% and will be phased out during a 22-year period by dropping .1% per year.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax, but it is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. PROPERTIES

     The Company currently conducts its business through its main office located in Port Huron, Michigan, and 19 other full-service banking offices located in St. Clair, Sanilac, Huron, Macomb, Oakland and Lapeer Counties, Michigan. All branch bank offices of Citizens and one branch bank office for Metrobank are owned by the Company and three offices of Metrobank are leased. All full-service offices, except for the Sandusky Branch, have ATM facilities. All full-service offices have drive-through facilities. The Company also owns a drive-up banking center and a separate office for its trust and financial services operations, which are both located near its main offices in Port Huron. The Company currently leases property in Lapeer and Northern Macomb Counties for use as loan production offices and other operational office space in downtown Port Huron, both of which expire in June 2005 and August 2005, respectively. The leases on the Metrobank properties expire as early as May of 2007 and as late as 2013. The Company also owns and operates ATM machines at seven other locations located in St. Clair, Sanilac, Macomb, and Lapeer Counties, Michigan. The spaces for the ATM machines are leased from independent unaffiliated third parties on a year to year basis. The Company owns a parcel of vacant land located in northern St. Clair County, Michigan, which was purchased in November 2002. Management believes that the Company will be required to purchase and/or lease additional properties to support the future growth in the near term.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is a party to, nor is any of their property subject to or the subject of, any material pending legal proceedings other than routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock is traded on the Nasdaq National Market under the symbol “CTZN”. As of March 3, 2005, the Company had approximately 1,046 holders of record. The following table sets forth, for the quarters indicated, the high and low bid information for the common stock and the dividends paid. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

	Year Ended December 31, 2004
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$26.40	$25.83	$24.47	$24.40
Low	$23.01	$20.53	$20.80	$21.80
Dividends Paid	$0.09	$0.09	$0.09	$0.09

	Year Ended December 31, 2003
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$24.47	$22.14	$22.80	$22.00
Low	$20.73	$19.69	$19.40	$18.34
Dividends Paid	$0.09	$0.09	$0.08	$0.08

     On March 28, 2002, Marshall J. Campbell, our Chief Executive Officer, and the Company entered into our Executive Stock Ownership Plan Agreement, pursuant to which Mr. Campbell is entitled to receive deferred compensation units convertible into the Registrant’s common stock. Under this Agreement, as subsequently amended and restated, each vested deferred compensation unit is convertible into one share of common stock of the Company upon Mr. Campbell’s death, retirement, termination of employment with the Company or the Company, or if the Agreement is terminated by our Board of Directors on or after the date on which Mr.

Campbell’s deferred compensation units become vested, which is January 31, 2007 (or earlier upon Mr. Campbell’s death, disability or certain changes of control). Pursuant to that Agreement, we awarded 2,642, 4,502 and 3,655 deferred compensation units to Mr. Campbell with regard to the twelve months ended December 31, 2001, 2002 and 2003, respectively. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the Agreement are complex and the above is only a summary. The full text of the Agreement has been filed as an Exhibit to this Form 10-K and should be consulted for full information.

     The Company entered into deferred fee agreements with certain directors of the Company at various times in 2001, under which these directors elected to defer fees paid to them by the Company. On November 15, 2001 with regard to the directors of the Company and November 29, 2001 with regard to the directors of the Company, it was agreed that fees previously deferred by these directors under the agreements and earnings on fees previously deferred would be settled in common stock of the Company, as would future fees deferred under these agreements. (Although a director has the right to change or revoke his or her deferral election, the revocation would be effective only for fees deferred for the period beginning with the calendar year after any such revocation. No director has revoked his or her deferral to date.) Dr. Demashkieh entered into a similar agreement with the Company on April 22, 2002 when he joined the Board. Upon a director’s termination of service with the Board of Directors of the Company, each restricted stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to that Agreement, we awarded 3,323 and 4,246 deferred compensation units totaling $99,100 to various members of the board with regard to the twelve months ended December 31, 2003 and 2004. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the agreements are complex and the above is only a summary. The full text of a representative director’s deferred fee agreement previously was filed as an Exhibit with the Securities and Exchange Commission and is listed as an Exhibit to this Form 10-K and should be consulted for full information.

     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of up to 428,701 shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. There were no repurchases of the Company’s share for the three months ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

	DECEMBER 31,			MARCH 31,
	2004 (1)	2003	2002 (2)	2002	2001 (3)
	(Dollars in thousands)
SELECTED CONSOLIDATED FINANCIAL DATA:
Total assets	$1,393,364	$1,094,260	$1,000,184	$946,356	$855,866
Cash and cash equivalents	27,937	33,647	40,356	57,926	53,618
Securities available-for-sale	97,828	79,672	100,382	118,547	96,053
Loans, net	1,184,968	929,201	819,136	735,564	672,449
Deposits	933,104	748,531	671,830	634,014	581,281
FHLB borrowings	232,209	172,534	173,003	151,415	114,931
Stockholders’ equity	162,894	158,187	148,155	151,440	149,721
Real estate owned, net	1,032	443	353	953	282
Total nonperforming assets	11,480	4,358	2,767	2,746	2,029

	YEAR		NINE MONTHS
	ENDED		ENDED	YEAR ENDED
	DECEMBER 31,		DECEMBER 31,	MARCH 31,
	2004	2003	2002	2002	2001
Total interest income	$69,627	$60,415	$46,954	$66,347	$60,517
Total interest expense	25,627	23,307	20,129	30,691	34,112

Net interest income	44,000	37,108	26,825	35,656	26,405

Provision for loan losses	1,555	1,440	892	996	780

Net interest income after provision for loan losses	42,445	35,668	25,933	34,660	25,625
Noninterest income	8,791	10,307	5,763	4,079	3,268
Noninterest expense	38,807	27,399	17,670	22,773	24,742

Income before income taxes	12,429	18,576	14,026	15,966	4,151
Income taxes	4,200	6,255	4,842	5,418	965

Net income	$8,229	$12,321	$9,184	$10,548	$3,186

Earnings per share, basic	1.04	1.58	1.14	1.23	N/A
Dividends per share	0.36	0.34	0.24	0.16	N/A

	YEAR		NINE MONTHS
	ENDED		ENDED	YEAR ENDED
	DECEMBER 31,		DECEMBER 31,	MARCH 31,
	2004	2003	2002	2002	2001
PERFORMANCE RATIOS:
Average yield on interest-earning assets	5.56%	5.96%	6.52%	7.49%	7.78%
Average rate paid on interest-bearing liabilities	2.43	2.78	3.35	4.22	4.77
Average interest rate spread	3.12	3.18	3.17	3.27	3.01
Net interest margin	3.51	3.66	3.72	4.02	3.40
Ratio of interest-earning assets to interest-bearing liabilities	118.95	121.04	119.83	121.71	108.68
Net interest income after provision for loan losses to noninterest expense	109.38	130.18	146.76	152.20	103.57
Noninterest expense as a percent of average assets	2.94	2.57	2.44	2.54	3.04
Return on average assets	0.62	1.15	1.26	1.16	0.39
Return on average equity	5.12	8.06	8.25	7.00	4.15
Ratio of average equity to average assets	12.16	14.32	15.24	16.49	9.42
Dividend payout ratio	37.20	23.20	23.00	14.10	N/A

		AT OR FOR THE YEAR ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	MARCH 31,
	2004	2003	2002	2002	2001
Leverage capital ratio	9.70%	11.80%	12.10%	16.40%	16.70%
Total risk-based capital ratio	12.80	15.80	19.50	22.00	24.40
ASSET QUALITY RATIOS:
Nonperforming loans as a percent of total loans	0.87	0.47	0.29	0.24	0.26
Nonperforming assets as a percent of total assets	0.82	0.40	0.28	0.29	0.21
Allowance for loan losses as a percent of total loans	1.12	1.24	1.33	1.47	1.58
Allowance for loan losses as a percent of nonperforming loans	128.9	297.9	459.1	614.6	598.4
Net loans charged-off to average loans	0.08	0.10	0.10	0.11	0.06
OTHER
Full service offices at end of period	20	16	15	15	14

(1) The data for the year ended December 31, 2004 includes the Metrobank acquisition. See Note 2 for further information.

(2) Effective December 31, 2002, the Company changed its fiscal year end to December 31, rather than on March 31. As a result, the tables report the nine month period ended December 31, 2002.

(3) In the fiscal year ended March 31, 2001, the Company made a one-time charitable contribution in the amount of $7.1 million ($4,7 million, net of tax) to the Citizens First Foundation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes under Item 8 of this Report.

OVERVIEW

     The Company is a multi-bank holding company for two community-oriented financial institutions, Citizens First Savings Bank in Port Huron, Michigan and Metrobank in Farmington Hills, Michigan. Metrobank was acquired by Citizens First Bancorp in January of 2004 as an opportunity to leverage capital provided from shareholders in 2001 and to gain access to Wayne, Oakland and northern Macomb counties. The Banks offer a wide range of deposit and loan products to their customers. In recent years, the Company’s strategy has been one of controlled balance sheet growth and broader diversification of its loan products and loan portfolio. In recent years, the Company has emphasized originating residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. It has also emphasized increasing sources of noninterest income.

CRITICAL ACCOUNTING POLICIES

     Management has established various accounting policies that govern how accounting principles generally accepted in the United States of America are used to prepare the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements under Item 8 of this Report. Certain accounting policies require management to make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the carrying value of certain of the Company’s assets and liabilities, on the Company’s net income and on the Company’s overall financial condition and results of operations. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly as a result of these estimates and assumptions, and different estimates and assumptions could have a material impact on the carrying value of certain of the Company’s assets and liabilities, on the Company’s net income and on the Company’s overall financial condition and results of operations for future reporting periods. Management believes that the Company’s “critical accounting policies” relate to the Company’s allowance for loan losses, its valuation of its mortgage servicing rights and goodwill and intangibles. These policies are described in more detail below.

ALLOWANCE FOR LOAN LOSSES. The Company recognizes that losses will be experienced from originating loans and that the risk of loss will vary with, among other factors, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To reflect the perceived risk associated with the Company’s loan portfolio, the Company maintains an allowance for loan losses to absorb potential losses from loans in its loan portfolio. As losses are estimated to have occurred, management establishes a provision for loan losses, which is charged directly against earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is assured. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses represents management’s estimate of probable losses based on information as of the date of the financial statements. Management evaluates whether the Company’s loan loss allowance is adequate at least quarterly by assessing the expected losses inherent in its loan portfolio. Management first reviews perceived higher risk loans, such as commercial and multi-family real estate loans and loans with significant balances, and establishes an allowance for those loans. Second, management reviews loans that have deteriorated below certain levels of credit risk, including impaired, or likely uncollectible loans, and loans that have been classified as “watch list” loans, and attributes a specified loan loss allowance to these reviewed loans. For additional information regarding how management determines whether a loan is impaired, or likely uncollectible, see Note 1 to the Company’s Consolidated Financial Statements. Third, an appropriate level of loan loss is then determined for the remaining balance of the loan portfolio by applying varying loan loss factors. Management then analyzes whether the combined loan loss allowance is adequate by considering other factors that may have an impact on the performance of the loan portfolio, such as trends in real estate and collateral values, and adjusts the overall loan loss allowance.

No assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will be unnecessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses or if historical trends change. Nevertheless, management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. In addition, it is uncertain whether various regulatory agencies, as an integral part of their examination process and in reviewing the Company’s loan portfolio, will request that the Company increase its allowance for loan losses. The Company believes, however, that it has established its existing loan loss allowance in conformity with generally accepted accounting principles. These agencies could, nevertheless, require the Company to provide additions to the allowance for loan losses based upon judgments of the agencies that are different from the judgments of management.

In the last few years, the percentage of the loan loss allowance to total loans has decreased. The Company reviews the allowance for loan losses on a monthly basis and establishes a provision based on actual and estimated losses inherent in the portfolio. Because the estimates and assumptions underlying the Company’s allowance for loan losses are inherently uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance in the allowance for loan losses could have a material adverse effect on the Company’s net income and results of operations.

VALUATION OF MORTGAGE SERVICING RIGHTS. The Company routinely sells its originated residential mortgage loans to investors, mainly Freddie Mac. Although the Company sells the mortgage loans, it frequently retains the servicing rights, or the rights to collect payments and otherwise service these loans, for an administrative or servicing fee. The mortgage loans that the Company services for others are not included as assets in the Company’s consolidated balance sheet. Loans serviced for others were approximately $574.4 million and $478.0 million at December 31, 2004 and December 31, 2003, respectively.

The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the Company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the loan. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company ‘s loan servicing portfolio, such as loan terms, interest rates and recent prepayment experience, as well as current market interest rate levels, market forecasts and other economic conditions. Based upon the independent third party’s valuation of the Company ‘s mortgage servicing rights, management then establishes a valuation allowance, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.

The balances of the Company ‘s capitalized mortgage servicing rights, net of valuation allowance, included in the Company’s other assets at December 31, 2004 and December 31, 2003 were $3.9 million and $3.8 million, respectively. The fair value of the Company’s mortgage servicing rights exceeds the carrying value at these dates. The fair values of the Company ‘s mortgage servicing rights were determined using annual constant prepayment speeds of 10.22% and 13.46% and discount rates of 7.50% and 7.25% at December 31, 2004 and December 31, 2003, respectively. (Constant prepayment speeds are a statistical measure of the historical or expected prepayment of principal on a mortgage.) Different estimates of the prepayment speeds and discount rates or different assumptions could have a material impact on the value of the mortgage servicing rights and, therefore, on the Company’s valuation allowance. For further discussion of the Company ‘s valuation allowance and valuation of mortgage servicing rights, including a table setting forth the valuation allowances established by management with regard to the Company ‘s mortgage servicing rights for the previous three periods, see Note 6 to the Company’s Consolidated Financial Statements. As can be seen in that table, prepayments have decreased and discount rates have increased over the past twelve months. As a result of the combined effect of these conditions, the estimated fair value of the Company ‘s mortgage servicing rights has increased.

GOODWILL AND INTANGIBLES. Goodwill and intangibles arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The fair value of goodwill and intangibles is dependent upon many factors, including the Company’s ability to provide quality, cost effective services in the face of competition from other financial institutions. A decline in earnings as a result of business or market conditions, a lack of growth or the Company’s’ inability to deliver cost effective services over sustained periods can lead to impairment of goodwill and intangibles which could adversely impact earnings in future periods.

The Company’s goodwill and intangibles relate to the acquisition premium recorded when purchasing banking businesses. Goodwill and intangibles are reviewed periodically for impairment by comparing the fair value of the Company to the book value of the Company. If the book value is in excess of the fair value, impairment is indicated and the goodwill and/or intangibles must be written down to its fair value.

The annual test of goodwill and intangibles impairment was and will be performed during the fourth quarter of each fiscal year beginning in 2004, in accordance with SFAS No. 142. For a further discussion of the Company’s goodwill and intangibles, refer to Note 2 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND 2003

TOTAL ASSETS. Total assets increased $299.1 million, or 27.3%, to $1.4 billion at December 31, 2004 from $1.1 billion at December 31, 2003, primarily due to:

–	The acquisition in January 2004 of Metrobank, a bank in Farmington Hills, Michigan with assets of $152.3 million that are included in the growth discussed below by category.

–	a $255.8 million, or 27.5%, increase in loans, which is explained in more detail below,

–	an $18.2 million, or 22.8%, increase in securities available for sale consisting primarily of :

o	a $15.8 million increase in mortgage-backed securities due to the acquisition of Metrobank

o	a $19.3 million increase in obligations of state and political subdivisions

o	a $16.1 million increase in U.S. Treasury securities and obligations of U.S. government corporations and agencies offset by:

o	a $43.6 million decrease in corporate debt securities. The increase in obligations of state and political subdivisions and U.S. Treasury securities and obligations of U.S. government corporations and agencies and the overall decrease in corporate debt securities was due to managements desire to align the portfolio to higher yielding state, local and U.S. government securities and lower the overall risk inherent in the portfolio by selling many, of its corporate debt securities during the year.

Additional changes in total assets consisted of:

–	a $10.5 million, or 45.2%, increase in premises and equipment, due to the purchase of land for future branch expansion in the Company’s market area, the remodeling of the Company’s main office and additional capital improvements as a result of remodeling of our other branches,

–	a $4.1 million, or 43.8%, increase in Federal Home Loan Bank stock, due to increased borrowings from the Federal Home Loan Bank of Indianapolis (FHLB), which, in turn, required an increased investment in FHLB stock, and

–	a $4.5 million, or 27.3%, increase in accrued interest and other assets.

The increases in assets described above were partially offset by the following decreases in assets at December 31, 2004, as compared to assets at December 31, 2003:

–	a $1.8 million, or 90.3%, decrease in loans held for sale, due to differences in timing of loan sales,

–	a $5.7 million, or 16.9%, decrease in cash and cash equivalents primarily due to:

▪	a $1.0 million decrease in interest bearing deposits in other depository institutions,

▪	a $2.5 million decrease in cash and due from other depository institutions, and

▪	a $2.2 million decrease in Federal Funds sold.

The increase in securities available for sale was primarily due to the purchase of Metrobank which provided approximately $28.4 million in securities available for sale offset by the sale of securities to fund loan growth. Similarly, the decrease in interest bearing deposits in other depository institutions was mainly to fund loan growth. The Company’s net loans to assets ratio at December 31, 2004 was 85.0% compared to 84.9% at December 31, 2003, as a result of the $255.8 million increase in loans referred to above. The increase in loans was a result of the Company’s purchase of Metrobank which provided $110.6 million in gross loans and the Company’s operating strategy of controlled balance sheet growth and consisted primarily of:

–	a $18.3 million, or 4.7%, increase in one- to four-family mortgage loans to $404.7 million,

–	a $39.2 million, or 16.2%, increase in commercial real estate loans to $280.2 million,

–	a $145.1 million, or 134.7%, increase in commercial loans to $252.9 million,

–	a $5.9 million, or 23.7%, increase in construction loans to $30.9 million,

–	a $27.8 million, or 32.6%, increase in home equity loans and lines of credit to $113.2 million,

–	a $7.0 million, or 11.9%, increase in automobile loans to $66.5 million, and

–	a $14.4 million, or a 37.9%, increase in other consumer loans to $52.3 million.

The increase in commercial and commercial real estate loans was primarily due to the acquisition of Metrobank along with the development of new business relationships and growth of existing clients. The increase in consumer loans was a result of ongoing efforts to emphasize growth in shorter term commercial and consumer loan products.

TOTAL LIABILITIES. Total liabilities increased $294.4 million, or 31.5%, from $936.0 million at December 31, 2003 to $1.2 billion at December 31, 2004. The increase was primarily due to the following:

–	a $184.6 million, or 24.7%, increase in deposits from $748.5 million at December 31, 2003 to $933.1 million at December 31, 2004,

–	a $106.2 million, or 58.5%, increase in borrowed funds to fund loan growth consisted of:

o	a $59.7 million, or 34.6%, increase in Federal Home Loan Bank advances from $172.5 million at December 31, 2003 to $232.2 million at December 31, 2004
o	a $10.0 million line of credit advance from our correspondent bank, and
o	a $36.5 million, or 405.9% increase in federal funds purchased

–	and a $3.6 million increase in accrued interest payable and other liabilities.

The overall increase in deposits were primarily invested in loans. The increases in deposits were a result of the Company’s acquisition of Metrobank, which provided $127.6 million in deposits and its operating strategy of controlled balance sheet growth along with a greater emphasis on building relationships with new and existing customers. The $184.6 million increase in deposits at December 31, 2004 compared to December 31, 2003 was comprised of the following components:

–	an increase in noninterest bearing deposits of $37.9 million, or 73.6%,

–	an increase in NOW checking accounts of $145.6 million, or 198.5%,

–	an increase in certificates of deposit of $103.1 million, or 40.0%, and

–	an increase in passbook and savings deposits of $11.2 million, or 13.1%.

The increases in the certificates of deposit accounts were primarily due to lower overall rates in short-term accounts. The growth in noninterest bearing deposits was partially due to growth in business deposit accounts as part of our ongoing effort to attract and retain deposit relationships with businesses throughout our market area.

The increase in deposits at December 31, 2004, as compared to at December 31, 2003, was partially offset by a decrease in money market deposit accounts of $23.9 million, or 8.6% due to lower market rates and to customers transferring deposits to higher earning certificates of deposit.

QUALITY OF ASSETS. Nonperforming loans were 0.76% of total assets at December 31, 2004, compared to 0.36% at December 31, 2003. Nonperforming loans increased $6.7 million, or 171.5%, to $10.6 million at December 31, 2004 from $3.9 million at December 31, 2003. This increase in nonperforming loans was partially due to the acquisition of Metrobank which provided approximately $2.7 million of the $3.1 million increase in nonperforming commercial loans, a $2.5 million increase in nonperforming real estate loans and a $1.1 million increase in nonperforming consumer loans as a result of an extended period of poor general economic conditions and a statewide unemployment rate that is higher than the national average. Additionally, the increase in nonperforming real estate and consumer loans was partially attributable to a change in policy in regards to the criteria necessary to classify a loan as performing or nonperforming. See the loans section of Note 1 to the Company’s Consolidated Financial Statements under ITEM 8 OF THIS REPORT FOR MORE INFORMATION.

Nonperforming assets, which includes not only nonperforming loans, but also real estate owned by the Company after foreclosure, increased $7.3 million, or 167.6%, to $11.7 million, or 0.89% of total assets, at December 31, 2004, as compared to $4.4 million, or 0.36%, of total assets at December 31, 2003. This increase in nonperforming assets was due to the increase in nonperforming loans described above along with a nominal $589,000 increase in other real estate owned. The allowance for loan losses was $13.5 million at December 31, 2004 and $11.7 million at December 31, 2003, or 1.12% of total loans and 126% of nonperforming loans at December 31, 2004, as compared to 1.24% of total loans and 298% of nonperforming loans at December 31, 2003. The Company’s allowance for loan losses is a critical accounting policy that involves estimates and assumptions about matters that are highly uncertain. Use of a different amount for the allowance could have a material impact on the Company’s financial statements. For more information on how the amount of this allowance is determined, please see the caption “Critical Accounting Policies” in this section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

STOCKHOLDERS’ EQUITY. Stockholders’ equity increased $4.7 million from $158.2 million at December 31, 2003 to $162.9 million, as a result of the addition of net income of $8.2 million, a $1.2 million increase in unearned compensation for ESOP and a $578,000 increase in deferred compensation which represents deferred fees owed to members of the Board of Directors. These increases were partially offset by a $1.3 million increase in treasury shares and a $1.2 million, or 201.3%, decrease in accumulated other comprehensive income from the unrealized gains or losses on securities.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST

The following table presents certain information for the years indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the years presented. Average balances were derived from monthly balances.

	Year Ended December 31,
	2004			2003			2002
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans (1)	$1,111,219	$65,641	5.91%	$874,377	$56,016	6.41%	$812,831	$56,240	6.92%
Investment securities (2)	104,093	3,402	3.27	97,519	3,706	3.80	104,059	5,565	5.35
FHLB Stock	11,332	488	4.31	9,219	368	3.99	8,305	495	5.96
Federal funds sold	2,843	41	1.44	2,513	25	0.99	—	—	—
Interest-bearing deposits	23,712	55	0.23	30,888	300	0.97	36,119	348	.96

Total interest-earning assets	1,253,199	69,627	5.56	1,014,516	60,415	5.96	961,314	62,648	6.52

Noninterest-earning assets	68,562			52,594			19,333

Total assets	$1,321,761			$1,067,110			$980,647

INTEREST-BEARING LIABILITIES:
Deposits:
Savings	$99,884	$574	0.57%	$73,351	$567	0.77%	$80,219	$767	0.96%
NOW	123,531	747	0.60	85,368	904	1.06	92,104	1,206	1.31
Money market	264,653	3,787	1.43	240,685	3,808	1.58	182,745	3,968	2.17
Certificates of deposit	323,393	9,776	3.02	264,834	8,717	3.29	284,971	11,798	4.14

Total interest bearing deposits	811,461	14,884	1.83	664,238	13,996	2.11	640,039	17,739	2.77
Short-term borrowings	37,844	724	1.91	1,300	3	0.23	—	—	—
FHLB advances	204,223	10,019	4.91	172,596	9,308	5.39	162,209	9,130	5.63

Total interest-bearing liabilities	1,053,528	25,627	2.43	838,134	23,307	2.78	802,248	26,869	3.35

Noninterest bearing deposits	96,340			65,325			20,648
Other noninterest-bearing liabilities	11,142			10,789			11,113

Total liabilities	1,161,010			914,248			834,009
Equity	160,751			152,862			146,638

Total liabilities and equity	$1,321,761			$1,067,110			$980,647

Net interest-earning assets	$199,671			$176,382			$159,066

Net interest income		$44,000			$37,108			$35,779

Interest rate spread (3)			3.12			3.18			3.17
Net interest margin as a percentage of interest-earning assets (4)			3.51%			3.66%			3.72%
Ratio of interest-earning assets to interest-bearing liabilities			118.95%			121.04%			119.83%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change (the sum of the prior columns). The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume. (in thousands)

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Compared to			Compared to
	Year Ended December 31, 2003			Year Ended December 31, 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Loans	$(5,548)	$15,173	$9,625	$(4,482)	$4,258	$(224)
Investment securities	(554)	250	(304)	(1,509)	(350)	(1,859)
FHLB stock	36	84	120	(181)	54	(127)
Federal funds sold	13	3	16	25	—	25
Interest-earning deposits	(175)	(70)	(245)	2	(50)	(48)

Total interest-earning assets	(6,228)	15,440	9,212	(6,145)	3,912	(2,233)

INTEREST-BEARING LIABILITIES:
Deposits:
Savings	(198)	205	7	(134)	(66)	(200)
NOW	(561)	404	(157)	(214)	(88)	(302)
Money market	(400)	379	(21)	(1,418)	1,258	(160)
Certificates of deposit	(868)	1,927	1,059	(2,247)	(834)	(3,081)

Total deposits	(2,027)	2,916	888	(4,013)	270	(3,743)
Short-term borrowings	637	84	721	(407)	588	181
FHLB advances	(995)	1,706	711	—	—	—

Total interest-bearing liabilities	(2,385)	4,705	2,320	(4,420)	858	(3,562)

Increase (decrease) in net interest income	$(3,843)	$10,735	$6,892	$(1,725)	$3,054	$1,329

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Effective December 31, 2002, the Company changed its fiscal year end to December 31, rather than on March 31. As a result, the audited consolidated financial statements include the nine month period ended December 31, 2002. To facilitate understanding the Company’s results of operations, the following table sets forth the Company’s results of operations for the years ended December 31, 2004, 2003 and 2002 (unaudited) along with the relative percentage change from period to period. Additionally, Metrobank income and expenses are included in the 2004 results of operations.

				Percent
				Increase
	Year Ended			(Decrease)
	December 31,			2004	2003
	2004	2003	2002	vs. 2003	vs. 2002
	(unaudited)
INTEREST INCOME
Loans, including fees	$65,641	$56,016	$56,240	17.2%	-0.4%
Federal funds sold and interest bearing deposits	96	325	348	-70.5%	-6.6%
Securities:
Tax-exempt	783	485	495	61.4%	-2.0%
Taxable	3,107	3,589	5,565	-13.4%	-35.5%

Total interest income	69,627	60,415	62,648	15.2%	-3.6%
INTEREST EXPENSE
Deposits	14,884	13,996	17,739	6.3%	-21.1%
Short-term borrowings	724	3	—	(1)	(1)
FHLB advances	10,019	9,308	9,130	7.6%	1.9%

Total interest expense	25,627	23,307	26,869	10.0%	-13.3%

NET INTEREST INCOME	44,000	37,108	35,779	18.6%	3.7%
PROVISION FOR LOAN LOSSES	1,555	1,440	1,141	8.0%	26.2%

NET INTEREST INCOME, after provision for loan losses	42,445	35,668	34,638	19.0%	3.0%
NONINTEREST INCOME
Service charges and other fees	5,837	3,113	3,318	87.5%	-6.2%
Loan servicing fees	1,435	1,090	587	31.7%	85.7%
Mortgage banking activities	(35)	4,961	2,264	-100.7%	119.1%
Trust fee income	801	631	413	26.9%	52.8%
Gain (loss) on sale of securities available for sale	468	(46)	108	(1)	-142.6%
Other	285	558	308	-48.9%	81.2%

Total noninterest income	8,791	10,307	6,998	-14.7%	47.3%
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	16,266	13,322	11,179	22.1%	19.2%
Office occupancy and equipment	5,967	4,237	3,372	40.8%	25.7%
Advertising and business promotion	1,913	1,228	804	55.8%	52.7%
Stationery, printing and supplies	1,761	859	1,571	105.0%	-45.3%
Data processing	1,301	487	392	167.1%	24.2%
Deposit statement preparation	465	689	751	-32.5%	-8.3%
Professional fees	3,547	1,418	1,213	150.1%	16.9%
Appraisal fees	566	916	861	-38.2%	6.4%
Core deposit intangible amortization	660	—	—	100.0%	0.0%
Other	6,361	4,243	3,430	49.9%	23.7%

Total noninterest expense	38,807	27,399	23,573	41.6%	16.2%

INCOME, before federal income tax expense	12,429	18,576	18,063	-33.1%	2.8%
Federal income tax expense	4,200	6,255	6,204	-32.9%	0.8%

NET INCOME	$8,229	$12,321	$11,859	-33.2%	3.9%

EARNINGS PER SHARE, BASIC	$1.04	$1.58	$1.46	-34.2%	8.2%

EARNINGS PER SHARE, DILUTED	$1.04	$1.57	$1.46	-33.8%	7.5%

(1)	Percent change is greater than 1,000% and therefore is not listed for presentation purposes

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NET INCOME. The decrease in net income for the year was primarily due to a $2.3 million, or 10.0% increase in interest expense, a $1.5 million, or 14.7% decrease in noninterest income combined with a $11.4 million, or 41.6% increase in noninterest expenses, which was primarily due to a $2.9 million, or 22.1% increase in compensation and employee benefits, a $1.7 million, or 40.8% increase in occupancy expenses and a $2.1 million, or 150.1%, increase in professional fees, a $902,000, or 105.1%, increase in stationery, printing and supplies, a $814,000 increase in data processing, a $660,000 charge for core deposit intangible amortization, a $685,000, or 55.8%, increase in advertising and a $2.1 million, or 49.9%, increase in other noninterest expenses. Contributing to the decrease in noninterest income was a $5.0 million, or 100.7%, decrease in income from mortgage banking activities due to the dropoff of refinancing of residential mortgage loans and a $273,000, or 48.9% decrease in other noninterest income offset by a $2.7 million, or 87.5%, increase in service charges and other fees, a $514,000, or 1,117.4%, increase in gains on securities available for sale, a $345,000 increase in loan servicing fees and a $170,000, or 26.9%, increase in trust fee income. These increases and decreases are explained in more detail below.

NET INTEREST INCOME. Net interest income, before provision for loan loss, increased by $6.9 million to $44.0 million for the year ended December 31, 2004, from $37.1 million for the year ended December 31, 2003. The increase consisted primarily of:

-	a $9.2 million, or 15.2%, increase in total interest income to $69.6 million for the year ended December 31, 2004, from $60.4 million for the twelve months ended December 31, 2003, which is explained in detail below, offset by,

-	a $2.3 million, or 10.0%, increase in total interest expense to $25.6 million for the year ended December 31, 2004, from $23.3 million for the twelve months ended December 31, 2003, which is explained in detail below.

The $9.2 million increase in total interest income for the year ended December 31, 2004, compared to the year ended December 31, 2003, was comprised primarily of:

-	a $9.6 million, or 17.2%, increase in interest income on loans, primarily due to the addition of $110.6 million of loans from Metrobank that provided $7.9 million in interest income offset by a 50 basis point reduction in average yields on loans, and

-	a $298,000, or 61.4%, increase in interest income on tax exempt securities, primarily due to a 53 basis point reduction in the average yield on securities offset by a $6.6 million increase in the average balance of securities, offset by

-	a $482,000, or 13.4%, decrease in income from taxable securities due to lower average balances, and

-	a $229,000 decrease in income from federal funds sold and interest bearing deposits, primarily due to lower average balances.

Average interest earning assets increased $238.6 million primarily due to the acquisition of Metrobank and loan growth at Citizens First resulting in a $236.8 million, or 27.1%, increase in the average balance of loans, which we funded by deposit growth and increased borrowings.

The $2.3 million increase in total interest expense for the year ended December 31, 2004, compared to the year ended December 31, 2003, was comprised primarily of:

-	a $888,000, or 6.3%, aggregate increase in interest expense on savings, NOW and Money Market Deposit Accounts, and,

-	a $1.4 million, or 15.4%, increase in interest expense on Federal Home Loan Bank advances and other borrowings to $10.7 million for the year ended December 31, 2004 from $9.3 million for the year ended December 31, 2003, primarily due to a $68.1 million increase in the average balance of Federal Home Loan Bank advances and other borrowings, which was partially offset by a 91 basis point decrease in average interest rates on those advances.

Earning asset yields have declined by approximately 40 basis points over the last year. Net interest margin continues to compress as existing loans refinance and new loans, mainly commercial and consumer, that are indexed to Prime are added to the portfolio. We believe that this compression could continue until such time as these indexes begin to rise. The possibility exists and has shown some indication in the first two months of 2005 that rates on deposits could rise sooner than rates on loans further compressing net interest margin.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $115,000, or 8.0%, from $1.4 million for the year ended December 31, 2003 to $1.55 million for the year ended December 31, 2004. The increased provision for loan losses is the result of a $6.5 million increase in nonperforming loans due to a change in policy (see note 1) and the $24,000, or 2.8%, increase in net charge-offs for the year ended December 31, 2004 compared to the year ended December 31, 2003. As a result of the increase in nonperforming loans and net charge-offs, management felt an increased provision was warranted. Despite the increased provision, the loan loss allowance as a percentage of total loans decreased from 1.24% at December 31, 2003 to 1.12% at December 31, 2004, and the allowance for loan losses as a percentage of nonperforming loans decreased from 298% at December 31, 2003 to 129% at December 31, 2004, in each case primarily as a result of the significant increase in the size of the Company ‘s loan portfolio.

NONINTEREST INCOME. Noninterest income decreased by $1.5 million, or 14.7%, from $10.3 million for the year ended December 31, 2003 to $8.8 million for the year ended December 31, 2004. Metrobank provided a total of $614,000, or 7.0% of the total in noninterest income. The overall decrease was primarily due to the following changes between the year ended December 31, 2003 and the year ended December 31, 2004:

-	a $2.7 million, or 87.5%, increase in service charges and other fees,

-	a $514,000, or 1,117.4%, increase in the gain on sales of securities available for sale used to fund loan growth,

-	a $345,000, or 31.7% increase in loan servicing fees, and

-	a $170,000 increase in trust fee income.

     These increases were offset by:

-	a $5.0 million, or 100.7%, decrease in mortgage banking activities, due to decreased sales of fixed rate one- to four-family loans and a one-time charge of approximately $400,000 in the first quarter to the custodial account for the servicing of loans sold to Freddie Mac. As discussed in the Form 10-K for the year ended December 31, 2003 and as expected by management, the volume of refinancing of mortgage loans significantly decreased due to the economic conditions experienced during 2004. Mortgage banking activities were effected due to the prime rate increase of 12.5 basis points from December 31, 2003 to December 31, 2004.

While noninterest income showed significant decreases during the period, much of the decrease was due to the large reduction of refinancings and subsequent sales of long term, fixed-rate one- to four-family residential mortgage loans. We do not expect this downward trend to continue and cannot speculate as to whether the number of refinancings or possible loan sales would provide additional income in 2005.

NONINTEREST EXPENSE. Noninterest expense increased $11.4 million, or 41.6%, to $38.8 million for the year ended December 31, 2004, from $27.4 million for the year ended December 31, 2003, of which Metrobank contributed $6.7 million, or 17.4% of total noninterest expense. The increase in noninterest expense primarily due to the following:

-	An increase of $2.9 million, or 22.1%, in compensation, payroll taxes and employee benefit expenses, due primarily to $3.6 million additional expenses for staff acquired in the Metrobank transaction offset by decreased compensation expenses at Citizens,

-	A $1.7 million, or 40.8%, increase in occupancy and equipment expense due partially to additional branches and $1.3 million in additional expenses for Metrobank,

-	a $685,000, or 55.8%, increase in advertising and business promotion expense, due to increased advertising efforts by the Company,

-	a $902,000, or 105.0%, increase in stationery, printing and supplies, $152,000 of which related to Metrobank,

-	a $814,000, or 167.12%, increase due to a full year of using Fiserv for data processing,

-	a $660,000 charge for core deposit intangible amortization for the deposits acquired in the Metrobank transaction,

-	a $2.1 million, or 150.1%, increase in professional fees, due to the increased costs associated with being a public company, including compliance costs associated with the enactment of the Sarbanes-Oxley Act of 2002 including charges for compliance with Section 404 and,

-	a $2.1 million, or 49.9%, increase in other noninterest expenses, of which approximately $650,000 related to Metrobank and other general increases in noninterest expense.

These increases were offset by:

-	a $224,000, or 32.5%, decrease in deposit statement preparation due to, and

-	a $350,000 decrease in appraisal fees due to the reduced number of one-to-four family residential mortgage loan closings.

We are continuing to renovate the interiors of a few of the branch offices and we have renovated three floors of the main office to make them more conducive to sales and service. This investment, along with other ongoing investments in training and the conversion of Metrobank to the Fiserv ITI data processing system is expected to increase office occupancy and other expenses in the near term.

INCOME TAXES. Federal income taxes for the year ended December 31, 2004 were $4.2 million, a decrease of $2.1 million, or 32.9%, from $6.3 million for the year ended December 31, 2003. The effective tax rates for 2004 and 2003 were 33.8% and 33.7%, respectively. Included in federal income taxes at December 31, 2004 is a reserve for the realization of a portion of the Company’s contribution carry forward for tax purposes, which expires in fiscal 2006. Realization of this contribution carry forward is based on the generation of sufficient taxable income prior to the carry forwards expiration. During 2004, management determined, based on projected taxable income levels through 2006, that the entire amount of the carry forward is not expected to be used. Therefore, management recorded a $450,000 valuation allowance because it is more likely than not that the full contribution carry forward will not be utilized prior to its expiration.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NET INCOME. Net income increased $462,000, or 3.9%, for the year ended December 31, 2003 to $12.3 million as compared to $11.9 million for the twelve months ended December 31, 2002, resulting in net earnings of $1.58 per basic share. The increase in net income for the year was primarily due to a $1.3 million, or 3.7%, increase in net interest income (discussed below) and to a $3.3 million, or 47.3% increase in noninterest income, partially offset by a $3.8 million, or 16.2%, increase in noninterest expenses, which was primarily due to a $2.1 million, or 19.2% increase in compensation and employee benefits, a $865,000, or 25.7% increase in occupancy expenses and a $205,000, or 16.9%, increase in professional fees, a $813,000, or 23.7%, increase in other noninterest expenses along with a $424,000, or 52.7%, increase in advertising. Contributing to the increase in noninterest income were a $2.7 million, or 119.1%, increase in income from mortgage banking activities, a $503,000, or 85.7%, increase in loan servicing fees and a $468,000, or 64.9%, increase in other noninterest income. These increases are explained in more detail below.

NET INTEREST INCOME. Net interest income, before provision for loan loss, increased by $1.3 million to $37.1 million for the year ended December 31, 2003, from $35.8 million for the twelve months ended December 31, 2002. The increase in net interest income, before provision for loan loss, consisted primarily of:

-	a $2.2 million, or 3.6%, decrease in total interest income to $60.4 million for the twelve ended December 31, 2003, from $62.6 million for the twelve months ended December 31, 2002, which is explained in detail below, offset by,

-	a $3.6 million, or 13.3%, decrease in total interest expense to $23.3 million for the year ended December 31, 2003, from $26.9 million for the twelve months ended December 31, 2002, which is explained in detail below.

The $2.2 million decrease in total interest income for the year ended December 31, 2003, compared to the twelve months ended December 31, 2002, was comprised primarily of a $2.0 million, or 35.5%, decrease in interest income on taxable securities, primarily due to a 167 basis point reduction in the average yield on securities offset by a $15.8 million increase in the average balance.

Average interest earning assets increased $53.2 million primarily due to a $61.5 million, or 7.6%, increase in the average balance of loans, which occurred as a result of the growth in deposits and the decrease in cash and cash equivalents.

The $3.6 million decrease in total interest expense for the year ended December 31, 2003, compared to the twelve months ended December 31, 2002, was comprised primarily of a $3.7 million, or 21.1%, aggregate decrease in interest expense on savings, NOW, Money Market Deposit Accounts and certificate of deposit accounts.

Earning asset yields have declined by approximately 56 basis points over the last twelve months. Net interest margin continues to compress as existing loans refinance and new loans, mainly commercial and consumer, that are indexed to Prime are added to the portfolio. We believe that this compression could continue until such time as these indexes begin to rise. The possibility exists that rates on deposits could rise sooner than rates on loans further compressing net interest margin.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $299,000, or 26.2%, from $1.1 million for the twelve months ended December 31, 2002 to $1.4 million for the year ended December 31, 2003. The increased provision for loan losses is the result of a $1.4 million increase in non-performing loans. As a result of the increase in non-performing loans and net charge-offs, management felt an increased provision was warranted. Despite the increased provision, the loan loss allowance as a percentage of total loans decreased from 1.33% at December 31, 2002 to 1.24% at December 31, 2003, and the allowance for loan losses as a percentage of non-performing loans decreased from 459.1% at December 31, 2002 to 297.9% at December 31, 2003, in each case primarily as a result of the significant increase in the size of the company’s loan portfolio.

NONINTEREST INCOME. Noninterest income increased by $3.3 million, or 47.3%, from $7.0 million for the year ended December 31, 2002 to $10.3 million for the year ended December 31, 2003. The increase was primarily due to the following:

a $2.7 million, or 119.1%, increase in mortgage banking activities, due to increased sales of fixed rate one- to four-family loans, which occurred as a result of an increased volume of refinancings. (The rights to service these loans and the income associated with those rights were retained by the Company.) The following factors contributed to the increased sale of loans during the year ended December 31, 2003:

During the year ended December 31, 2003, the Company originated $443.7 million of one- to four-family residential mortgage loans, an increase of $96.6 million, or 27.8%, from $347.1 million of one-to four-family residential mortgage loans originated by the Company for the year ended December 31, 2002.

At December 31, 2003, the Company had $2.0 million of one- to four-family residential mortgage loans held for sale, an increase of $427,000, or 27.4%, from $1.6 million of one-to four-family residential mortgage loans held for sale by the Company at December 31, 2002,

-	a $503,000, or 85.7%, increase in loan servicing fees due to the increase in loans sold with servicing retained, and

-	a $468,000, or 64.9%, increase in other noninterest income, partially offset by,

-	a $205,000, or 6.2%, decrease in service charges and other fees, and

-	a $154,000, or 142.6%, decrease in gain on sale of securities.

As indicated above, much of the increase was due to the large number of refinancings and subsequent sales of long term, fixed-rate one- to four-family residential mortgage loans. Generally, many of the customers that could have refinanced their loan during the period have done so. We do not expect the number of refinancings and gains on sale that are included in line item “Mortgage Banking Activities” subsequent to those refinancings to repeat to the same extent in 2004. This possible reduction in noninterest income could have a significant impact on earnings in future quarterly periods and in the year ended December 31, 2004.

NONINTEREST EXPENSE. Noninterest expense increased $3.8 million, or 16.2%, to $27.4 million for the year ended December 31, 2003, from $23.6 million for the twelve months ended December 31, 2002, primarily due to the following:

-	An increase of $2.1 million, or 19.2%, in compensation, payroll taxes and employee benefit expenses, due to an increase in commissions to lending personnel as a result of increased loan production volumes, increased benefit costs and a 13.0% increase in the number of employees,

-	A $865,000, or 25.7%, increase in occupancy and equipment expense due partially to additional branches and the disposal of abandoned assets,

-	a $424,000, or 52.7%, increase in advertising and business promotion expense, due to increased advertising efforts by the Company, and

-	a $813,000, or 23.7%, increase in other noninterest expenses.

These increases were offset by a $712,000, or 45.3%, decrease in stationery, printing and supplies.

We continue to renovate the interiors of many of the branch offices and we have begun to renovate the main office to make them more conducive to sales and service. This investment, along with other ongoing investments in training, is expected to increase office occupancy and other expenses in the near term.

INCOME TAXES. Federal income taxes for the year ended December 31, 2003 were $6.3 million, an increase of $51,000, or 0.8%, from $6.3 million for the twelve months ended December 31, 2002. The effective tax rates for 2003 and 2002 were 33.7% and 34.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Based on the following, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

Liquidity is the Company’s ability to meet its current and future needs for cash. The Company further defines liquidity as the ability to have funds available, without incurring excessive cost, to respond to the needs of depositors and borrowers and to satisfy its financial commitments, as well as maintaining the flexibility to take advantage of investment opportunities. Many factors affect a Company’s ability to meet its liquidity needs, including variation in the markets served, the Company’s asset-liability mix, its reputation and credit standing in the market and general economic conditions.

The Company’s primary sources of funds consist of deposits, loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities and borrowings from the FHLB or correspondent banks, cash on hand and cash on deposit. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, and mortgage loan originations and sales are greatly influenced by general interest rates, economic conditions and competition. Additionally, dividends from its Banks may be a source of funding for the Company. The Banks are subject to regulatory requirements regarding these dividends. These regulatory requirements are further discussed in Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report. The Company primarily uses its funds for the following:

•	To originate mortgages and other new loans,

•	To fund withdrawals of deposits and to pay interest on deposits,

•	To fund takedowns on loan commitments and letters of credit,

•	To invest in securities, including FHLB stock,

•	To pay principal and interest on its borrowings, including interest on FHLB advances,

•	To fund any capital expenditures, which, for the upcoming fiscal year, are expected to include renovation of the interiors of the remaining branch offices that began in 2004,

•	To fund any acquisitions if the opportunity arises,

•	To pay dividends to its shareholders, and

•	To fund repurchases of the Company’s stock pursuant to common stock repurchase plans approved by the Company’s Board of Directors from time to time, which repurchase plans are described in detail below.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning assets and costs of interest-bearing liabilities, and (4) the objectives of its asset/liability management program, which are to balance and control the risks and financial position of the Company. Excess liquid assets are invested generally in interest-earning overnight deposits and short-and intermediate-term U. S. Government and agency obligations.

The Company’s most liquid assets are cash and due from depository institutions as well as securities maturing in one year or less. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and deposits in other depository institutions totaled $27.9 million and securities available for sale totaled $97.8 million. In addition, at December 31, 2004, the Company had the ability to borrow a total of approximately $452.8 million from the FHLB and other correspondent banks. On that date, the Company had advances outstanding from the FHLB of $232.2 million and $55.5 million from other correspondent banks.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As disclosed in the Notes to the Consolidated Financial Statements under Item 8 of this Report, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2004, the aggregate contractual obligations and commitments are (in thousands):

	Payments Due by Period
	Less than	1 to 3	4 to 5	After 5
Contractual Obligations	1 Year	Years	Years	Years	Total
Deposits without a stated maturity	$572,153	$—	$—	$—	$572,153
Time deposits	176,658	118,585	44,743	20,965	360,951
FHLB advances	36,554	97,936	66,521	31,198	232,209
Short-term borrowings	55,527	—	—	—	55,527
ESOP loan	507	1,148	1,348	5,668	8,671
Purchase obligations	4,202	—	—	—	2,300
Noncancelable leases	522	886	296	326	2,030

Total	$844,221	$218,555	$112,908	$58,157	$1,233,841

	Expiration by Period
	Less than	1 to 3	4 to 5	After 5
Other Commitments	1 Year	Years	Years	Years	Total
Letters of credit	$6,387	$—	$—	$—	$6,387
Commitments to extend credit	252,104	—	—	—	252,104

Total	$258,491	$—	$—	$—	$258,491

(1)  Purchase obligations include, agreements with the Company’s core processor and the Metrobank conversion and capital expenditures which include renovation of the interiors of the remaining branch offices that began in 2004, completion of the renovation of the main office, the building of three new branches in the Company’s existing market area and purchases of land for future branch expansion.

CASH FLOWS OF THE COMPANY

OPERATING ACTIVITIES. The Company originates fixed-rate mortgage loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of these sales provide the Company with funds for both additional lending and liquidity to meet its current obligations. The Company sold $126.8 million and $325.0 million of fixed-rate mortgage loans during the periods ended December 31, 2004 and 2003, respectively.

LENDING AND INVESTING ACTIVITIES. The primary investing activities of the Company are the origination of loans to be held for investment, the purchase and sale of securities and capital expenditures. The following table shows those activities engaged in by the Company during the period ended December 31, 2004, the period ended December 31, 2003 and the nine months ended December 31, 2002 (in thousands):

DEPOSIT AND FINANCING ACTIVITIES. Financing activities consist primarily of activity in deposit accounts, FHLB advances and other borrowings, payment of dividends to the Company’s shareholders and repurchase of the Company’s stock pursuant to various common stock repurchase programs approved by the Company’s Board of Directors. The Company experienced a net increase in total deposits of $50.0 million for the year ended December 31, 2004 compared to a net increase in total deposits of $76.7 million for the year ended December 31, 2003, $134.6 million of which were acquired with the purchase of Metrobank. Deposit flows are affected by market interest rates, the interest rates and products offered by the Company and its competitors and other factors. The Company generally manages the pricing of its deposits to be competitive with other local banks and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.

During the years ended December 31, 2004 and 2003, FHLB advances increased $59.7 million and decreased $469,000, respectively. FHLB advances are collateralized by mortgage loans and investment securities under a blanket collateral agreement. Additionally, the Company obtained a $50 million line of credit, of which $10 million was outstanding at December 31, 2004, from an unrelated bank to provide an additional funding source to support loan growth. At inception, a commitment fee of 1/4 percent was payable quarterly on the unused portion of the line of credit. The Agreement was modified effective September 10, 2004 to reduce the line of credit availability from $50 million to $10 million due to the Company’s review of available borrowings with other institutions, current and future expected liquidity needs and to reduce interest expense on borrowings. Under the terms of the Agreement, the Company is required to be categorized as “well capitalized” under regulatory guidelines. If the Company falls below this category, the line of credit would be terminated and become immediately due.

The line is collateralized by the common stock of Citizens and expires on January 9, 2006. For additional information about borrowings, see Note 8 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

At December 31, 2004, the Company had outstanding unfunded commitments to originate loans or to refinance existing loans of $258.5 million, $27.8 million of which had fixed interest rates. These loans are generally to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through cash and cash equivalents, sales of loans, sales and maturities of securities and borrowings. In addition, certificates of deposit that are scheduled to mature in one year or less from December 31, 2004 total $176.7 million. To the extent that the Company needs to fund maturing certificates of deposit, they will also be funded through cash and cash equivalents, increased deposits, sales of loans and sales and maturities of securities, FHLB borrowings and brokered deposits. Based on past experience, however, management believes that a significant portion of these certificates of deposit will remain with the Company.

During the years ended December 31, 2004 and 2003, dividends were paid to shareholders in the amounts of $2.8 million and $2.7 million, respectively. The Company intends to continue to pay regular quarterly dividends. The declaration and payment of dividends, however, are subject to the discretion of the Board of Directors and to compliance requirements under applicable law. For additional information, see Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report. Determination of the timing and amount of future dividends, if any, will depend upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board of Directors may deem relevant. At this time, the Company does not believe that there are any restrictions that would currently materially limit the Company’s ability to pay dividends or that the Company believes are likely to limit materially the future payment of dividends on its common stock.

On October 1, 2002, the Company’s Board of Directors announced a plan to repurchase up to 428,701, or 5%, of its outstanding common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock in the open market at prevailing prices or in privately negotiated transactions from time to time depending upon market conditions and other factors. Through December 31, 2004, the Company had repurchased 165,824 shares of its common stock pursuant to this repurchase plan at a weighted average price of $20.86 per share. In addition, in July 2002, the Company announced that it had completed the repurchase of 476,338 shares of its outstanding common stock, at an average price of $20.72 per share pursuant to another repurchase program. This repurchase program was in addition to a prior repurchase program completed in December 2001, pursuant to which the Company repurchased 476,388 shares of its outstanding common stock, at an average price of $15.66 per share. Repurchased shares are held in treasury and may be used in connection with employee benefits and other general corporate purposes. Management does not believe that these past purchases have had, nor are future purchases expected to have, a significant impact on the Company’s liquidity. For more information on the Company’s stock repurchase programs, see Note 15 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

REGULATORY CAPITAL REQUIREMENTS. The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2004, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines. See Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

NEW ACCOUNTING STANDARDS. There were several new accounting standards which were issued or became effective in 2004, in addition to some which have later effective dates. Those that are applicable to the Company are listed and discussed in Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

EFFECT OF INFLATION AND CHANGING PRICES. The Company’s Consolidated Financial Statements and related financial data presented have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations and in increased loan amounts and in increased interest rates (which must include a real rate of return and an additional amount to reflect expected inflation over the term of the loan). Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS QUALITATIVE ASPECTS OF MARKET RISK.

The Company’s primary market risk exposure is interest rate risk. Sudden fluctuations in market interest rates are inherently uncertain and could have a negative impact on the earnings of the Company to the extent that the interest rates on assets and liabilities do not change at the same speed, to the same extent or on the same basis. For example, the Company’s assets include a large number of fixed-rate mortgage loans. As a result, during periods of rising interest rates, there is a risk that the Company’s interest expense will increase faster than its interest income.

The Company’s principal objectives regarding interest rate risk management are to evaluate regularly the interest rate risk inherent in certain balance sheet accounts, to determine the level of risk appropriate given the Company’s financial condition and outlook, operating environment, capital and liquidity requirements and performance objectives and to manage interest rate risk consistent with the Company’s Board of Directors’ approved guidelines.

The Company has an Asset/Liability Management Committee that is responsible for accomplishing the principal objectives of interest rate risk management. The Committee regularly reviews the Company’s guidelines and strategies affecting the Company’s asset/liability management related activities to determine if they are adequate based on estimated market risk sensitivity, policy limits set by the Company’s Board and overall market interest rate levels and trends. The Committee is composed of members of management and the Company’s Board of Directors and regularly meets to review the Company’s asset/liability mix. It also reports trends, interest rate risk position and results of current interest rate risk management strategies and recommends any changes to strategies to the Board of Directors quarterly. In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and the sale of longer-term, fixed-rate loans; (2) emphasizing shorter term consumer loans; (3) maintaining a high quality portfolio of short to intermediate term securities; (4) maintaining high levels of liquidity; and (5) using FHLB advances and other borrowings to better structure the maturities of its interest rate sensitive liabilities.

Adverse market interest rate changes between the time that a customer receives a rate-lock commitment on a mortgage and when the fully funded mortgage loan is sold to an investor can erode the value of that mortgage. The Company enters into forward sales contracts in order to mitigate this particular interest rate risk. The Company accepts credit risk in forward sales contracts should the other party default, in which case the Company would be compelled to sell the mortgages to another party at the current market price. Therefore, if market interest rates increased from the date of the forward sales contract and the other party defaulted, the Company would most likely have to sell the mortgage to another party at a lower price, which would reduce earnings or create losses on this mortgage. More recently, the Company has used some of its excess liquidity to increase its loan and securities portfolios. As liquidity is reduced, the Company’s sensitivity to interest rate movements is expected to increase.

The notional and estimated fair value of the Company ‘s forward sales contracts used to manage risk positions associated with residential mortgage loans were as follows:

QUANTITATIVE ASPECTS OF MARKET RISK. The Company uses a simulation model based on discounted cash flows to measure the potential impact on its net interest income of hypothetical changes in market interest rates. The model forecasts the Company’s net interest income for the next year assuming that there are no changes in interest rates or the mix of assets and liabilities on the balance sheet from the end of the prior period. After this initial forecast, the model subjects the balance sheet to instantaneous and sustained rate changes of 100 and 200 basis points to the treasury yield curve. In order to determine the possible effect of the rate changes, the model uses various assumptions. Among others, these assumptions relate to the following:

•	the shape of the yield curve;

•	the pricing characteristics of and pricing decisions regarding loans based on previous rates charged by the Company;

•	changes in deposits and borrowings based on previous rates charged by the Company and other competitive conditions;

•	reinvestments of cash flows from assets and liabilities based on current market interest rates;

•	the lack of any changes in the mix of assets and liabilities on the balance sheet;

•	the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates based on particular characteristics of those assets and liabilities;

•	expected prepayment rates on loans and investments based on industry standards and the current interest rate environment;

•	certificates of deposit and other deposit flows based on expected maturity dates; and

•	expected growth based on the Company’s projections.

The table below sets forth, as of December 31, 2004, estimated net interest income and the estimated changes in the Company’s net interest income for the next twelve month period that could occur as a result of instantaneous changes in market interest rates of 100 and 200 basis points:

	Estimated Change in Annual Net Interest Income
Increase/(Decrease) in Market Interest	At December 31, 2004 (Dollars in thousands)
Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change
200	$52,277	$4,078	8.46%
100	50,675	2,476	5.14
Static	48,199	—	—
-100	45,292	(2,907)	(6.03)
-200	43,189	(5,010)	(10.39)

The above table indicates that in the event of a sudden and sustained decline in prevailing market interest rates, the Company’s net interest income would be expected to decrease.

As noted above, computation of the prospective effect of hypothetical interest rate changes is based on a number of assumptions. The calculation of the interest rate sensitivity of the Company could vary significantly if different assumptions were used, or if the Company’s response to changes in interest rates included changes in the mix of assets and liabilities in its balance sheet. Other shortcomings also exist in the table. These shortcomings include the following, among others:

•	Although certain assets may have similar maturities or repricing characteristics, they may react in different degrees to changes in interest rates.

•	The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.

•	Certain assets, such as adjustable-rate, residential mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.

•	In the event of a change in interest rates, expected rates of repayments on loans and early withdrawals from time deposits could deviate significantly from those assumed in calculating the table.

•	If interest rates increased, it is also possible that the increased mortgage payments required of certain borrowers could result in an increase in delinquencies and defaults.

•	Changes in interest rates could also affect the volume and profitability of the Company’s lending operations.

As a result of these and other shortcomings in the model determining the prospective effects of interest rate changes, the computations in the table should not be relied upon as indicative of actual results in the event of changes in market interest rates. Further, the computations do not reflect any actions that management may undertake to respond to changes in interest rates.

Forward sales contracts as of December 31, 2004 have settlement dates of less than 90 days. The weighted average settlement interest rate for these contracts was 5.875%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Citizens First Bancorp, Inc.
Port Huron, Michigan

We have audited the accompanying consolidated balance sheets of Citizens First Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP
Grand Rapids, Michigan
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Citizens First Bancorp, Inc.
Port Huron, Michigan

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity and cash flow of Citizens First Bancorp, Inc. and subsidiaries for the nine months ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Citizens First Bancorp, Inc. and subsidiaries for the nine months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/Plante & Moran PLLC
Auburn Hills, Michigan
February 13, 2003

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	December 31,
	2004	2003
ASSETS
Cash and due from depository institutions	$27,937	$30,426
Federal funds sold	—	2,165
Interest-bearing deposits in other depository institutions	—	1,056

Total cash and cash equivalents	27,937	33,647
Securities available for sale, at fair value (Note 3)	97,828	79,672
Federal Home Loan Bank stock, at cost	13,536	9,416
Loans held for sale	192	1,984
Loans, less allowance for loan losses of $13,472 and $11,664 (Note 4)	1,184,968	929,201
Premises and equipment (Note 5)	33,780	23,268
Goodwill (Note 2)	9,814	—
Other intangible assets, net of amortization of $660 (Note 2)	3,740	—
Accrued interest receivable and other assets (Notes 6 and 9)	21,569	17,072

Total assets	$1,393,364	$1,094,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$89,416	$51,498
Interest-bearing (Note 7)	843,688	697,033

Total deposits	933,104	748,531
Federal Home Loan Bank advances (Note 8)	232,209	172,534
Bank line of credit (Note 8)	10,000	—
Federal funds purchased (Note 8)	45,527	9,000
Accrued interest payable and other liabilities (Note 10)	9,630	6,008

Total liabilities	1,230,470	936,073

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)
STOCKHOLDERS’ EQUITY (Notes 11, 12 and 15)
Preferred stock - $.01 par value; Authorized - 1,000,000 shares; No shares issued and outstanding	—	—
Common stock - $.01 par value; Authorized - 20,000,000 shares; Issued - 9,526,761 shares	95	95
Additional paid-in capital	93,409	92,911
Retained earnings	98,068	92,684
Accumulated other comprehensive income (loss)	(621)	613
Treasury stock, at cost (1,263,166 and 1,206,517 shares)	(23,004)	(21,787)
Deferred compensation obligation (Note 10)	2,632	2,054
Unearned compensation, ESOP (Note 10)	(7,685)	(8,383)

Total stockholders’ equity	162,894	158,187

Total liabilities and stockholders’ equity	$1,393,364	$1,094,260

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS EXCEPT PER SHARE DATA)

			Nine
	Year Ended		Months Ended
	December 31,		December 31,
	2004	2003	2002
INTEREST INCOME
Loans, including fees	$65,641	$56,016	$42,597
Federal funds sold and interest bearing deposits	96	325	242
Securities:
Tax-exempt	783	485	373
Taxable	3,107	3,589	3,742

Total interest income	69,627	60,415	46,954
INTEREST EXPENSE
Deposits	14,884	13,996	13,172
Short-term borrowings	724	3	—
FHLB advances	10,019	9,308	6,957

Total interest expense	25,627	23,307	20,129

NET INTEREST INCOME	44,000	37,108	26,825
PROVISION FOR LOAN LOSSES (Note 4)	1,555	1,440	892

NET INTEREST INCOME, after provision for loan losses	42,445	35,668	25,933
NONINTEREST INCOME
Service charges and other fees	5,837	3,113	2,551
Loan servicing fees	1,435	1,090	440
Mortgage banking activities	(35)	4,961	2,045
Trust fee income	801	631	316
Gain (loss) on sale of securities available for sale	468	(46)	108
Other	285	558	303

Total noninterest income	8,791	10,307	5,763
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits (Note 10)	16,266	13,322	8,284
Office occupancy and equipment	5,967	4,237	2,510
Advertising and business promotion	1,913	1,228	641
Stationery, printing and supplies	1,761	859	1,220
Data processing	1,301	487	272
Deposit statement preparation	465	689	555
Professional fees	3,547	1,418	930
Appraisal fees	566	916	722
Core deposit intangible amortization	660	—	—
Other	6,361	4,243	2,536

Total noninterest expense	38,807	27,399	17,670

INCOME, before federal income tax expense	12,429	18,576	14,026
Federal income tax expense (Note 9)	4,200	6,255	4,842

NET INCOME	$8,229	$12,321	$9,184

EARNINGS PER SHARE, BASIC	$1.04	$1.58	$1.14

EARNINGS PER SHARE, DILUTED	$1.04	$1.57	$1.14

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (IN THOUSANDS EXCEPT PER SHARE DATA)

				Accumulated
		Additional		Other		Deferred	Unearned
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation -
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	ESOP	Total
BALANCE, March 31, 2002	$95	$92,210	$75,784	$593	$(8,616)	$1,154	$(9,780)	$151,440
Allocation of ESOP shares	—	318	—	—	—	—	698	1,016
Purchase of treasury stock (546,976 shares)	—	—	—	—	(11,726)	—	—	(11,726)
Deferred compensation	—	—	—	—	—	436	—	436
Dividends paid ($0.24 per share)	—	—	(1,924)	—	—	—	—	(1,924)
Comprehensive income:								—
Net income	—	—	9,184	—	—	—	—	9,184
Change in net unrealized gain on securities available for sale, net of tax effect of $(140) and net of reclassification adjustments	—	—	—	(271)	—	—	—	(271)

Total comprehensive income	—	—	—	—	—	—	—	8,913

BALANCE, December 31, 2002	95	92,528	83,044	322	(20,342)	1,590	(9,082)	148,155
Allocation of ESOP shares	—	383	—	—	—	—	699	1,082
Purchase of treasury stock (69,697 shares)	—	—	—	—	(1,445)	—	—	(1,445)
Deferred compensation	—	—	—	—	—	464	—	464
Dividends paid ($0.34 per share)	—	—	(2,681)	—	—	—	—	(2,681)
Comprehensive income:								—
Net income	—	—	12,321	—	—	—	—	12,321
Change in net unrealized gain on securities available for sale, net of tax effect of $150 and net of reclassification adjustments	—	—	—	291	—	—	—	291

Total comprehensive income	—	—	—	—	—	—	—	12,612

BALANCE, December 31, 2003	95	92,911	92,684	613	(21,787)	2,054	(8,383)	158,187
Allocation of ESOP shares	—	490	—	—	—	—	698	1,188
Exercise of stock options	—	8	—	—	85	—	—	93
Purchase of treasury stock (56,649 shares)	—	—	—	—	(1,302)	—	—	(1,302)
Deferred compensation	—	—	—	—	—	578	—	578
Dividends paid ($0.36 per share)	—	—	(2,845)	—	—	—	—	(2,845)
Comprehensive income:								—
Net income	—	—	8,229	—	—	—	—	8,229
Change in net unrealized gain(loss) on securities available for sale, net of tax effect of $(636) and net of reclassification adjustments	—	—	—	(1,234)	—	—	—	(1,234)

Total comprehensive income	—	—	—	—	—	—	—	6,995

BALANCE, December 31, 2004	$95	$93,409	$98,068	$(621)	$(23,004)	$2,632	$(7,685)	$162,894

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

			Nine
	Year Ended		Months Ended
	December 31,		December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$8,229	$12,321	$9,184
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	2,477	617	(216)
Provision for loan losses	1,555	1,440	892
Deferred compensation and ESOP	1,766	1,546	1,452
Depreciation	1,955	1,320	819
Core deposit intangible amortization	660	—	—
Amortization of securities	3,048	213	225
Proceeds from sale of mortgage loans held for sale	126,823	324,960	188,042
Origination of mortgage loans held for sale	(124,832)	(322,407)	(187,268)
Gain on sale of mortgage loans	(199)	(2,980)	(2,205)
(Gain) loss on sale of securities available for sale	(468)	46	(108)
Loss on sale or disposal of premises and equipment	144	31	—
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in accrued interest receivable and other assets	(3,508)	(3,255)	2,460
Increase (decrease) in accrued interest payable and other liabilities	2,636	7,812	(2,291)

Net cash from operating activities	20,286	21,664	10,986

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	20,365	48,867	22,744
Proceeds from sale of securities available for sale	63,289	25,990	6,963
Purchase of securities available for sale	(63,898)	(53,964)	(12,070)
Purchase of Federal Home Loan Bank stock	(3,792)	(236)	(1,675)
Acquisition, net of cash acquired (Note 2)	(24,398)	—	—
Net increase in loans	(162,466)	(111,505)	(84,464)
Proceeds from sale of premises and equipment	4	—	—
Purchases of premises and equipment	(7,225)	(9,631)	(5,808)

Net cash used for lending and investing activities	(178,121)	(100,479)	(74,310)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	49,977	76,701	37,816
Net increase in federal funds purchased	36,527	—	—
Proceeds from exercises of stock options	93	—	—
Proceeds from line of credit	10,000	—	—
Repayment of FHLB advances	(52,325)	(8,469)	(23,412)
Proceeds from FHLB advances	112,000	8,000	45,000
Purchase of treasury stock	(1,302)	(1,445)	(11,726)
Payment of dividends	(2,845)	(2,681)	(1,924)

Net cash from deposit and financing activities	152,125	72,106	45,754

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,710)	(6,709)	(17,570)
CASH AND CASH EQUIVALENTS, beginning of period	33,647	40,356	57,926

CASH AND CASH EQUIVALENTS, end of period	$27,937	$33,647	$40,356

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$25,901	$23,508	$20,355
Federal income taxes	4,410	4,995	4,410

See notes to accompanying consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (“Citizens”) and Metrobank (“Metrobank”, see Note 2), both state-chartered savings banks headquartered in Port Huron and Farmington Hills, Michigan, respectively. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiaries (the “Company”) Citizens and Metrobank (the “Banks”). Citizens also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc. and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. All significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS - The Company operates predominately in the mideastern portion of Michigan’s lower peninsula. The Company’s primary services include accepting deposits, making commercial, consumer, and mortgage loans, and engaging in mortgage banking activities. The Company’s loan portfolio is concentrated in residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. The Company is not dependent upon any single industry or customer.

CHANGE IN FISCAL YEAR – The Company changed its fiscal year end from March 31 to December 31, effective December 31, 2002.

USE OF ESTIMATES - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of investment securities, mortgage servicing rights, foreclosed real estate, goodwill and other intangible assets.

CASH AND CASH EQUIVALENTS – For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from depository institutions, federal funds sold, and interest bearing deposits in other depository institutions, all of which mature within ninety days.

SECURITIES - Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost (none at December 31, 2004 and 2003). Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income net of applicable income taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

FEDERAL HOME LOAN BANK STOCK - Federal Home Loan Bank (FHLB) stock is considered a restricted investment security and is carried at cost. Purchases and sales of FHLB stock are made directly with the FHLB at par value.

MORTGAGE BANKING ACTIVITIES - The Company routinely sells to investors its originated long-term residential fixed rate mortgage loans. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding, also known as rate lock commitments. Rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements. The fair value of rate lock commitments was insignificant at December 31, 2004 and 2003.

The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $6.5 million and $3.8 million at December 31, 2004 and 2003, respectively. The fair value of forward contracts was insignificant at December 31, 2004 and 2003.

LOANS - The Company grants mortgage, commercial, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all loans, with the exception of commercial loans, is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Commercial loans are monitored after the loan is 90 days delinquent. Upon analysis of the circumstances of the borrower, a decision is made by the Senior Vice President of Commercial Banking and the loan committee whether or not the loan should be placed on nonperforming status. In all cases, nonperforming loans are charged off at an earlier date if collection of principal or interest is considered doubtful. The Company considers the term nonperforming and nonaccrual as the same.

     Previous to the middle of 2004, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. During the last half of 2004, management decided that nonperforming loans were required to show consistent payments of principal and interest for a period of 90 consecutive days to change the classification of the loan to a performing loan. This change in policy was deemed to provide a more thorough analysis and monitoring method of nonperforming loans and ensured that the borrower provided strong evidence of consistent payment over this period.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is assured. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable general market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

LOAN SERVICING - Servicing assets are recognized as separate assets when rights are acquired through the sale of originated residential mortgage loans. Capitalized servicing rights are reported in other assets and are amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or on a valuation model that calculates the present value of estimated future net servicing income using market based assumptions. Temporary impairment is recognized through a valuation allowance for an individual stratum to the extent that fair value is less than the capitalized amount for the stratum. If it is later determined that all or a portion of the temporary impairment no longer exists, the valuation allowance is reduced through a recovery of income. An other than temporary impairment results in a permanent reduction to the carrying value of the servicing asset.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

GOODWILL AND INTANGIBLES - Goodwill and intangibles arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The fair value of goodwill and intangibles is dependent upon many factors including the Company’s ability to provide quality, cost effective services in the face of competition from other financial institutions. A decline in earnings as a result of business or market conditions, a lack of growth or the Company’s inability to deliver cost effective services over sustained periods can lead to impairment of goodwill and intangibles which could adversely impact earnings in future periods.

The Company’s goodwill and intangibles relate to the acquisition premium recorded when purchasing banking businesses. Goodwill and intangibles are reviewed periodically for impairment by comparing the fair value of the Company to the book value of the Company. If the book value is in excess of the fair value, impairment is indicated and the goodwill and/or intangibles must be written down to its fair value.

PREMISES AND EQUIPMENT - Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Office buildings are depreciated over 40 years and equipment and furniture over 3 to 7 years. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.

FORECLOSED ASSETS - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less the cost to sell at the date of the foreclosure, establishing a new cost basis. The variances, if any, are charged against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets amounted to $1.0 million and $443,000 at December 31, 2004 and 2003, respectively.

INCOME TAXES - Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

STOCK BASED COMPENSATION - Under the Company’s stock-based incentive plan, which is described more fully in Note 11, the Company may grant restricted stock awards to its directors, officers, and employees for up to 476,338 shares of common stock. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed.

Under the stock-based incentive plan, the Company may also grant stock options to its directors, officers and employees. The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost related to options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has provided below pro forma disclosures of net income and earnings per share and other disclosures, as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation. Refer to RECENT ACCOUNTING PRONOUNCEMENTS in this section for discussion regarding FASB Statement No. 123R, Share Based Payment.

The Company’s as reported and pro forma information are presented below (in thousands, except per share data):

			Nine months
	Year Ended		Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Net income, as reported	$8,229	$12,321	$9,184
Deduct: Total stock option-based employee compensation expense determined under fair value-based method, net of related tax effects	(130)	(85)	(82)

Pro forma net income	$8,099	$12,236	$9,102

Earnings per share
Basic - as reported	$1.04	$1.58	$1.14
Basic - pro forma	1.03	1.57	1.13
Diluted - as reported	1.04	1.57	1.14
Diluted - pro forma	1.02	1.56	1.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

			Nine months
	Year Ended		Ended
	December 31,		December 31,
	2004	2003	2002
Dividend yield	1.56%	1.60%	1.60%
Expected life	8 years	8 years	8 years
Expected volatility	16.55%	22.00%	21.20%
Risk-free interest rate	4.00%	4.00%	4.00%

OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on securities available for sale, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income is comprised solely of unrealized gains and losses on securities available for sale, net of applicable income taxes, for all periods presented.

EARNINGS PER SHARE - Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury and unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share.

Earnings per common share have been computed based on the following (in thousands except for per share data):

			Nine Months
	Year Ended		Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Net income	$8,229	$12,321	$9,184

Average number of common shares outstanding used to calculate basic earnings per share	7,890,482	7,810,422	8,036,885
Effect of dilutive securities	37,901	32,743	173

Average number of common shares outstanding used to calculate diluted earnings per common share	7,928,383	7,843,165	8,037,058

Number of antidilutive stock options excluded from diluted earnings per share computation	38,754	—	—

TRUST ASSETS - Trust assets held in a fiduciary or agency capacity are not included in the accompanying consolidated balance sheet because they are not assets of the Company.

ADVERTISING COSTS – Advertising costs are expensed as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS –In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R, Share Based Payment, establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. The provisions of SFAS No. 123R will be effective for the Company’s financial statements issued for periods beginning after June 15, 2005. The adoption of this revised Statement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on the Company’s Consolidated Financial Statements.

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), Application of Accounting Principles to Loan Commitments, stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133. The issuance of this Bulletin did not have a material impact on the Company’s Consolidated Financial Statements.

RECLASSIFICATIONS - Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

NOTE 2 – ACQUISITION

On January 9, 2004, the Company completed the acquisition of Metro Bancorp, Inc., and its subsidiary Metrobank, a Michigan savings bank headquartered in Farmington Hills, Michigan (“Metrobank”) primarily for the purposes of market expansion into the metropolitan Detroit area and an opportunity to leverage its capital base. Under the terms of the transaction, the Company acquired all of the outstanding stock of Metro Bancorp in exchange for cash of $30,000,000.

Goodwill Impairment is tested beginning in 2004 on the first day of the last quarter of the calendar year and annually thereafter. The process is a five step process. The first step compares the book value of the Company’s stock to the fair market value of the shares as reported on a widely recognized internet web site. If the fair market value of the stock is greater than the calculated book value of the stock, the goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, four additional steps of determining fair value of additional assets can be taken to determine impairment. Step one indicated a fair market value of the Company stock was in excess of the book value and no further testing was required. Based on the results of our tests for impairment, the Company concluded that no impairment of goodwill and intangibles existed on October 1, 2004.

The Company accounted for its acquisition under SFAS No. 141, Business Combinations, which requires the purchase method of accounting and, accordingly, the purchase price to be allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. In determining the purchase price allocation, the Company engaged an independent professional service firm to perform an appraisal of the acquired assets and liabilities. The tangible assets acquired included cash and equivalents, securities, loans, and premises and equipment. The tangible liabilities assumed were deposits. The total purchase price allocated to these tangible assets, net of cash acquired and liabilities assumed was $24.4 million.

The estimated fair values of significant assets purchased and liabilities assumed were as follows as of the acquisition date (in thousands):

Cash and equivalents	$8,277
Securities	42,362
Loans	94,856
Premises and equipment	5,389
Goodwill and core deposit intangibles	14,214
Deposits	134,596
Other assets and liabilities, net	2,173

The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.8 million and is neither amortized or deductible for tax purposes. Intangible assets recorded for the acquisition that are subject to amortization consisted of only core deposit intangibles of $4.4 million, which are being amortized on an accelerated method over a period of ten years and also is not deductible for tax purposes. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2005	$561
2006	477
2007	405
2008	364
2009	405

The results of operations of Metrobank are included in the Company’s consolidated statements of income from the date of acquisition. The following table presents unaudited pro forma financial information as if the acquisition of Metrobank had occurred at the beginning of 2003. (The Pro Forma impact on 2004 is not material) The pro forma information includes adjustments for the amortization of core deposit intangibles arising from the transaction, the elimination of acquisition related expenses and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands, except per share data).

Year Ended
December 31, 2003
Pro forma
Interest income	$67,412
Interest expense	24,903

Net interest income	42,509
Provision for loan losses	2,355

Net interest income after provision for loan losses	40,154

Noninterest income	14,142
Noninterest expense	34,114

Income before federal income tax expense	20,182
Federal income tax expense	6,720

Net income	$13,462

Earnings per share, basic	$1.72
Earnings per share, diluted	$1.72

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities available for sale with gross unrealized gains and losses are as follows (in thousands):

		December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,099	$103	$123	$24,079
Obligations of state and political subdivisions	37,504	537	152	37,889
Corporate debt securities	4,768	1	73	4,696
Equity securities	5,002	—	1,117	3,885
Other	11,498	—	—	11,498
Mortgage-backed securities	15,897	15	131	15,781

Total securities available for sale	$98,768	$656	$1,596	$97,828

		December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,998	$15	$—	$8,013
Obligations of state and political subdivisions	17,863	748	—	18,611
Corporate debt securities	47,880	426	43	48,263
Equity securities	5,002	—	217	4,785

Total securities available for sale	$78,743	$1,189	$260	$79,672

At December 31, 2004 and 2003, securities with a carrying value of $6,583,000 and $0 respectively, were pledged to secure borrowing, public deposits and for other purposes required or permitted by law.

The amortized cost and estimated fair value of securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	December 31, 2004
	Amortized	Fair
	Cost	Value
Due within one year or less	$14,575	$14,482
Due after one year through five years	45,713	45,811
Due after five years through ten years	15,127	15,406
Due after ten years	2,454	2,463

Total	77,869	78,162

Mortgage-backed securities	15,897	15,781
Equity securities	5,002	3,885

Total	$98,768	$97,828

For the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2002, proceeds from sale of securities available for sale amounted to $63,289,000, $25,990,000, and $6,963,000, respectively. Gross realized gains amounted to $531,000, $80,000, and $108,000, respectively. Gross realized losses amounted to $63,000, $126,000, and $0, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $(164,000), $16,000, and $(38,000), respectively.

Information pertaining to securities available for sale with gross unrealized losses at December 31, 2004, and 2003 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	December, 31 2004
	Less than Twelve Months		Over Twelve Months
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$123	$10,639	—	—
Obligations of state and political subdivisions	132	7,172	$20	$1,848
Corporate debt securities	73	4,193	—	—
Equity securities	—	—	1,117	3,885
Other	—	—	—	—
Mortgage-backed securities	127	6,675	4	566

Total	$455	$28,679	$1,141	$6,299

	December, 31 2003
	Less than Twelve Months		Over Twelve Months
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—
Corporate debt securities	$43	$8,556	—	—
Equity securities	—	—	$217	$4,785
Other	—	—	—	—

Total	$43	$8,556	$217	$4,785

Included in the tables above, at December 31, 2004, the Company had 8 securities in an unrealized loss position greater than 12 months, and 57 securities in an unrealized loss position less than 12 months. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for equity securities related to preferred stock issued by FHLMC. These unrealized losses are primarily attributable to changes in interest rates. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized costs.

The other category includes bonds issued to an entity secured by first mortgages on real estate. The amortized cost and fair value of these bonds was $11,498,000 at December 31, 2004.

NOTE 4 - LOANS

Balances of loans are as follows (in thousands):

	December 31,
	2004	2003
Real estate loans:
One-to four-family	$404,655	$386,531
Commercial and multi-family	280,248	241,097
Residential construction	30,917	24,996
Home equity and lines of credit	113,202	85,371

	829,022	737,995
Commercial loans	252,865	107,742
Consumer loans:
Vehicles	66,463	59,392
Other	52,321	37,948

	118,784	97,340

Total loans	1,200,671	943,077
Less:
Allowance for loan losses	13,472	11,664
Net deferred loan fees	2,231	2,212

Net loans	$1,184,968	$929,201

Loans made in the ordinary course of business to related parties, including senior officers and directors of the Company, totaled approximately $18,311,000 and $15,859,000 at December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, $6,509,000 of new loans were made and repayments totaled $4,057,000, respectively.

Activity in the allowance for loan losses was as follows (in thousands):

			Nine
	Year Ended		Months Ended
	December 31,		December 31,
	2004	2003	2003
Balance, beginning of period	$11,664	$11,082	$11,020
Allowance from acquisition	1,135	—	—
Provision for loan losses	1,555	1,440	892
Charge-offs	(1,459)	(1,095)	(1,102)
Recoveries	577	237	272

Balance, end of period	$13,472	$11,664	$11,082

The following is a summary of information pertaining to impaired and nonperforming loans (in thousands):

	December 31,
	2004	2003
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	2,653	195

Total impaired loans	$2,653	$195

Valuation allowance related to impaired loans	$420	$46

Total nonperforming loans	$10,448	$3,915

			Nine Months
	Year Ended		Ended
	December 31,		December 31,
	2004	2003	2002
Average investment in impaired loans	$3,065	$257	$481

Interest income recognized on impaired loans	$—	$—	$—

Interest income recognized on a cash basis on impaired loans	$—	$—	$—

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment were as follows (in thousands):

	December 31,
	2004	2003
Land	$9,750	$6,766
Office buildings	23,276	13,639
Furniture, fixtures, and equipment	14,064	8,911
Construction in process	3,635	5,272

Total premises and equipment	50,725	34,588
Less accumulated depreciation	(16,945)	(11,320)

Net carrying amount	$33,780	$23,268

Estimated costs to complete construction contracts in process at December 31, 2004 totaled $2.3 million.

Pursuant to terms of noncancelable lease agreements in effect at December 31, 2004 pertaining to banking premises and equipment, future minimum rent payments under various operating leases are as follows (in thousands):

2005	$522
2006	442
2007	444
2008	178
2009	118
Thereafter	326

Total	$2,030

The leases contain options to extend for periods from 5 to 20 years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2002, amounted to $691,000, $99,000, and $18,000, respectively.

NOTE 6 – LOAN SERVICING

The unpaid principal balance of mortgage loans serviced for others was approximately $575,111,000, $477,982,000 and $322,000,000 at December 31, 2004, 2003 and 2002 respectively, and are not included in the accompanying consolidated balance sheets.

The fair value of mortgage servicing rights included in other assets at December 31, 2004 and 2003 was $3,938,000 and $3,820,000, respectively. The key economic assumptions used in determining the fair value of the mortgage servicing rights are as follows:

	December 31,
	2004	2003	2002
Annual constant prepayment speed	10.22%	13.46%	33.93%
Weighted average life (in months)	257	269	264
Discount rate	7.50%	7.25%	7.02%

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in the related valuation allowance (in thousands):

			Nine Months
	Year Ended		Ended
	December 31,		December 31,
	2004	2003	2002
Balance, beginning of period	$3,820	$1,939	$1,959
Net mortgage servicing rights acquired in acquisition	662	—	—
Amount capitalized	1,118	3,063	1,612
Amortization	1,662	2,459	755
Change in valuation reserve	—	(1,277)	877

Balance, end of period	$3,938	$3,820	$1,939

Valuation allowance:
Balance, beginning of period	—	$1,277	$400
Additions	—	—	877
Reductions	—	(1,277)	—

Balance, end of period	$—	$—	$1,277

NOTE 7 – DEPOSITS

Interest-bearing deposit balances are summarized as follows (in thousands):

	December 31,
	2004	2003
Passbook and savings deposits	$97,448	$86,202
NOW accounts	129,573	73,351
Money market variable rate accounts	255,716	279,663
Time deposits	360,951	257,817

Total	$843,688	$697,033

At December 31, 2004, the scheduled maturities of such time deposits were as follows (in thousands):

2005	$176,658
2006	84,385
2007	34,200
2008	28,216
2009	16,527
Thereafter	20,965

Total	$360,951

Time deposits individually exceeding $100,000 were approximately $133,070,000 and $71,660,000 at December 31, 2004 and 2003, respectively.

Deposits from related parties held by the Company at December 31, 2004 and 2003, amounted to $2,533,000 and $2,847,000, respectively.

NOTE 8 – BORROWINGS

FHLB ADVANCES – FHLB advances (“advances”) consist of fixed rate advances that bear interest at rates ranging from 2.13 percent to 7.31 percent payable monthly. The advances are collateralized by approximately $376,000,000 and $347,000,000 of mortgage loans at December 31, 2004 and 2003, respectively, under a blanket collateral agreement. At December 31, 2004, the weighted average interest rate on fixed rate advances was 4.53 percent.

The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the FHLB. Repayments of the advances are as follows at December 31, 2004 (in thousands):

2005	$36,554
2006	52,541
2007	45,395
2008	44,919
2009	21,602
Thereafter	31,198

Total	$232,209

SHORT TERM BORROWINGS – Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased are excess balances in reserve accounts held at the Federal Reserve Bank that the Company purchases from other member banks on an overnight basis. The daily average amount outstanding of funds purchased during the year ended December 31, 2004, was $27,844,000 at a weighted daily average interest rate of 1.12%. To provide additional support for growth the Company obtained a line of credit from an unrelated bank of which $10 million was available and outstanding at December 31, 2004. The effective interest rate on the line of credit is based on the three month LIBOR rate plus 1.40 percent, effectively 3.46 percent at December 31, 2004. Under the terms of the Agreement, the Company is required to be categorized as “well capitalized” under regulatory guidelines. If the Company falls below this category, the line of credit would be terminated and become immediately due . The line is collateralized by the common stock of Citizens and was amended after December 31, 2004 to expire on January 9, 2006.

NOTE 9 – FEDERAL INCOME TAXES

The consolidated provision for federal income taxes consisted of the following (in thousands):

			Nine Months
	Year Ended		Ended
	December 31,		December 31,
	2004	2003	2002
Current tax expense	$1,723	$5,638	$5,058
Deferred tax expense (benefit)	2,477	617	(216)

Total income tax expense	$4,200	$6,255	$4,842

Federal income tax expense differed from the amounts computed by applying the statutory income tax rate to income before federal income tax expense as a result of the following (in thousands):

			Nine months
	Year Ended		Ended
	December 31,		December 31,
	2004	2003	2002
Income tax at statutory rates (1)	$4,350	$6,502	$4,909
Increase (decrease) resulting from:
Change in contribution carry forward reserve	450	—	—
Tax-exempt interest expense	(432)	(218)	(152)
Other	(168)	(29)	85

Total income tax expense	$4,200	$6,255	$4,842

(1) 35% in 2004 and 2003 and nine months ended December 31, 2002

The net deferred income tax asset was comprised of the tax effects of the following temporary differences (in thousands):

	December 31,
	2004	2003
Deferred income tax assets:
Allowance for loan losses	$3,859	$3,151
Contribution carry forward	1,461	1,911
Deferred loan fees	17	61
Employee benefit obligations	2,025	1,657
Net unrealized loss on securities available for sale	320	—
Other	322	451

Total deferred income tax assets	8,004	7,231
Deferred income tax liabilities:
Original issue discount	275	144
Investment in subsidiary	341	380
Accumulated depreciation	618	352
Net unrealized gain on securities available for sale	—	316
Accumulated accretion	—	149
Acquisition of Metrobank	518	—
Core deposit intangible	1,309	—
Other	313	—

Total deferred income tax liabilities	3,374	1,341

Deferred income tax asset	4,630	5,890
Valuation allowance	(450)	—

Net deferred income tax asset	$4,180	$5,890

At December 31, 2004 the Company’s has a contribution carry forward for tax purposes of $4,176,000, which expires in fiscal 2006, Realization of the deferred income tax asset related to the contribution carry forward is dependent on generation of sufficient taxable income before the carry forward expires. During 2004, it became evident to the Company that realization of the entire contribution carry forward, based on projected taxable income amounts through fiscal 2006, was in doubt. During 2004, the Company recorded a $450,000 valuation allowance against a portion of the contribution carry forward because management believes it is more likely than not that a portion of the benefit associated with their deferred tax asset will not be realized. In addition, the Company has not recognized a deferred tax liability for tax bad debt reserves of approximately $6,600,000 that existed at December 31, 1987, because it is not expected that this temporary difference will reverse in the foreseeable future.

NOTE 10 – EMPLOYEE BENEFITS

DEFINED BENEFIT PENSION PLAN – The Company is a participant in the multiple-employer Financial Institutions Retirement Fund (“FIRF” ), which covers substantially all of its officers and employees. The FIRF, for all full-time employees with one year of service, provides benefits based on basic compensation and years of service. The Company’s contributions are determined by FIRF and generally represent the normal cost of the FIRF. Specific plan assets and accumulated benefit information for the Company’s portion of the FIRF are not available. Under the Employee Retirement Income Security Act of 1974 (ERISA), a contributor to a multiemployer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The expense of the FIRF allocated to the Company for the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2002 amounted to $0, $250,000 and $0, respectively.

As of February 1, 2004, the Company chose to freeze the current accrual of benefits under the FIRF plan and ceased accruing future benefits for employees participating in the FIRF, although vesting service will continue. In addition, the Company is also considering withdrawing from the FIRF, but any withdrawal liability has not yet been quantified.

DEFINED CONTRIBUTION PLANS — The Company sponsors qualified savings plans (“Plans”) under Section 401(k) of the Internal Revenue Code. The Plans cover all employees who have completed at least one year of service. Eligible employees may contribute up to 15 percent of their annual compensation, subject to certain maximums established by the Internal Revenue Service. Citizens and Metrobank will match up to 50 percent of the first 4 percent and 100 percent of the first 3 percent of the employees’ compensation deferred each year, respectively. The Company made matching contributions for the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2002 of approximately $215,000, $86,000 and $83,000, respectively.

DEFERRED COMPENSATION ARRANGEMENTS — The Company has entered into deferred compensation and fee arrangements with certain of its directors and senior officers. The amounts deferred under the arrangements are invested in Company common stock and are maintained in a rabbi trust. The Company has 214,383 and 198,658 treasury shares reserved for the various plans with a related obligation of $2,632,000 and $2,054,000 established within stockholders’ equity as of December 31, 2004 and 2003, respectively. The arrangements are accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. Assets of the rabbi trusts are consolidated with the Company, and the value of the Company’s stock held in rabbi trusts is classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of deferred compensation (fair value of the restricted stock award at the date of grant) as the basis for recognition in the rabbi trust. Changes in fair value owed to employees are not recognized as the arrangements do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock. Shares repurchased for the rabbi trusts totaled 17,927, 198,658 and 183,461 for the years ended December 31, 2004, 2003 and 2002, respectively. The total shares repurchased have a weighted average price of $18.33 per share.

EMPLOYEE STOCK OWNERSHIP PLAN — The Company sponsors a leveraged employee stock ownership plan (ESOP). The ESOP covers all employees with more than one year of service who have completed at least 1,000 hours of service and who have attained the age of 21. The Company provided a loan to the ESOP, which was used to purchase 762,140 shares of the Company’s outstanding stock in the open market. The loan bears interest equal to the prime rate at the time of conversion and provides for the repayment of principal over the 15-year term of the loan. The scheduled maturities of the loan are as follows (in thousands):

Year Ending
December 31,	Amount
2005	$507
2006	551
2007	597
2008	646
2009	702
Thereafter	5,668

Total	$8,671

The Company makes annual contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Dividends paid on unallocated shares are not considered dividends for financial reporting purposes and are used to pay principal and interest on the ESOP loan. Dividends on allocated shares are charged to retained earnings. Compensation expense is recognized for the ESOP equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of shares committed to be released for allocation and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). Total compensation expense for the ESOP amounted to $1,188,000, $1,082,000 and $1,016,000 for the years ended December 31, 2004 and 2003, and nine months ended December 31, 2002, respectively.

Shares held by the ESOP include the following:

	December 31,
	2004	2003
Allocated	203,237	152,428
Unallocated	558,903	609,712

Total	762,140	762,140

The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of stockholders’ equity. The fair value of the unallocated shares was approximately $13,514,000 and $13,901,000 at December 31, 2004 and 2003, respectively.

NOTE 11 – STOCK BASED COMPENSATION

RESTRICTED STOCK AWARDS – On December 16, 2002, the Company granted 69,367 restricted stock awards to employees under the Company’s stock-based incentive plan. During 2003, 1,700 shares were forfeited and 1,150 shares granted. During 2004, 2,500 shares were forfeited and 6,245 shares granted. All awards cliff vest after five years from the date of the award. Compensation expense for the awards was approximately $264,000, $251,000 and $22,000 for the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2002, respectively.

Restricted stock awarded is subject to restrictions on sale, transfer, or assignment for the duration of the employee’s life. Holders of restricted stock generally may forfeit ownership of all or a portion of their award if employment is terminated before the end of the vesting period.

STOCK OPTIONS – Under the Company’s stock-based incentive plan, the Company may grant options to its directors, officers, and employees for up to 1,429,014 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The options vest twenty percent per year for five years and are exercisable over a 10-year period.

On May 9, 2002, the Company granted 23,100 stock options with an exercise price of $19.85 per share. The options were fully vested at the grant date and are exercisable over a 10-year period. Subsequent stock options granted vest 20% each year for 5 years and are exercisable over a 10-year period. On March 11, 2003, the Company granted 147,700 stock options with an exercise price of $18.81 per share. On February 26, 2004, the Company granted 42,113 stock options with an exercise price of $23.90 per share. At December 31, 2004, 1,238,270 shares were available for future granting of options.

A summary of the status and activity for options granted under the plan is presented below:

	Year Ended December 31,				Nine Months Ended
	2004		2003		December 31, 2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of period	170,800	$18.95	23,100	$19.85	—	—
Options granted during the period	42,113	23.90	147,700	18.81	23,100	$19.85
Options forfeited	22,169	19.58	—	—	—	—
Options exercised	4,480	18.81	—	—	—	—

Outstanding, end of period	186,264	$20.00	170,800	$18.95	23,100	$19.85

Options exercisable, end of year	46,790		23,100		23,100
Weighted-average fair value of options granted during the period	$5.70		$5.29		$5.46

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$23.00 - $24.00	38,754	9.2 years	$23.90	—	—
$19.00 - $20.00	23,100	7.4 years	19.85	23,100	$19.85
$18.00 - $19.00	124,410	8.2 years	18.81	23,690	18.81

Outstanding, end of year	186,264		$20.00	46,790	$19.32

NOTE 12 – REGULATORY MATTERS

The Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios, which are shown in the table below.

As of December 31, 2004, the most recent notification from the Banks’ regulators categorized Citizens and Metrobank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum capital amounts and ratios must be maintained as shown in the following table. There are no conditions or events since that notification that management believes have changed the Banks’ capital category.

At December 31, 2004 and 2003, actual capital levels and minimum required for Citizens were as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes			To Be Well Capitalized
		Ratio			Ratio			Ratio
	Amount	(Percent)	Amount		(Percent)	Amount		(Percent)
December 31, 2004
Total Capital to Risk Weighted Assets:
Citizens First Savings Bank	$125,475	12.8%	$78,700	≥	8.0%	$98,400	≥	10.0%
Tier 1 Capital to Risk Weighted Assets:
Citizens First Savings Bank	113,539	11.5%	39,400	≥	4.0%	59,000	≥	6.0%
Tier 1 Capital to Average Assets:
Citizens First Savings Bank	113,539	9.7%	35,200	≥	3.0%	58,600	≥	5.0%
December 31, 2003:
Total Capital to Risk Weighted Assets:
Citizens First Savings Bank	135,883	15.8%	68,700	≥	8.0%	85,900	≥	10.0%
Tier 1 Capital to Risk Weighted Assets:
Citizens First Savings Bank	125,140	14.6%	34,300	≥	4.0%	51,500	≥	6.0%
Tier 1 Capital to Average Assets:
Citizens First Savings Bank	125,140	11.8%	31,800	≥	3.0%	53,000	≥	5.0%

The Banks are required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2004 and 2003, the reserve balance amounted to $4,397,000 and $12,259,000.

Federal and state banking regulations place certain restrictions on dividends paid by the Banks to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Banks. Accordingly, $130,861,000 of the Company’s equity in the net assets of the Banks was restricted at December 31, 2004. At December 31, 2004, the Banks’ retained earnings available for the payment of dividends was $13,472,000.

In addition, dividends paid by the Banks to the Company would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2004 and 2003 is as follows (in thousands):

	December 31,
	2004	2003
Commercial and stand-by letters of credit	$6,387	$5,397
Unused lines of credit	168,162	93,787
Commitments to originate loans or to refinance existing loans:
Real estate	50,142	53,236
Commercial	28,881	59,056
Consumer	4,919	5,945

Total commitments to extend credit	$258,491	$217,421

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

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

To reduce credit risk related to the use of credit-related financial instruments, the Company generally holds collateral supporting those commitments if deemed necessary. The amount and nature of the collateral obtained is based on the Company’s credit evaluation of the customer. Collateral held varies, but may include cash, securities, accounts receivable, inventory, property, plant, equipment, and real estate.

If the counterparty does not have the right and ability to redeem the collateral or the Company is permitted to sell or repledge the collateral on short notice, the Company records the collateral in its balance sheet at fair value with a corresponding obligation to return it.

LEGAL CONTINGENCIES – At December 31, 2004, there were no material pending legal proceedings to which the Company is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operation of the Company.

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Company’s financial instruments are presented below. Certain items, the most significant being premises and equipment, pension and deferred compensation arrangements, and the customer relationship intangibles do not meet the definition of a financial instrument and are excluded from this disclosure. Accordingly, this fair value information is not intended to, and does not, represent the Company’s underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimates inherently involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

The carrying values and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2004		December 31, 2003
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$27,937	$27,937	$33,647	$33,647
Securities available for sale	97,828	97,828	79,672	79,672
Federal Home Loan Bank stock	13,536	13,536	9,416	9,416
Loans held for sale	192	192	1,984	1,984
Loans	1,184,968	1,193,719	929,201	931,061
Accrued interest receivable	4,777	4,777	4,103	4,103

Financial liabilities:
Deposits	933,104	934,343	748,531	758,174
Federal Home Loan Bank advances	232,209	237,039	172,534	178,120
Bank line of credit	10,000	10,000	—	—
Federal funds purchased	45,527	45,527	9,000	9,000
Accrued interest payable	853	853	467	467

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS – Due to their short-term nature, the carrying value of cash and short-term instruments approximate fair values.

SECURITIES AND FHLB STOCK – Fair values for securities available for sale are based on quoted market prices. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

LOANS HELD FOR SALE – Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

LOANS – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, as adjusted by estimated credit losses. Fair values for other mortgage, commercial, and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

DEPOSITS – Fair values for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (i.e., their carrying values). The carrying values of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FHLB ADVANCES - Fair values of FHLB advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

SHORT-TERM BORROWINGS- The carrying values of short-term borrowings approximate fair values.

ACCRUED INTEREST - The carrying values of accrued interest approximate fair values.

OFF-BALANCE-SHEET INSTRUMENTS - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, is not considered material.

The fair value of off-balance-sheet financial instruments used for risk management purposes, which consists solely of forward contracts extending up to 30 days to sell mortgage loans, is not material.

NOTE 15 - STOCK REPURCHASE PROGRAM

On September 24, 2001, the Board of Directors of Citizens First Bancorp, Inc. adopted the Company’s Stock Repurchase Program. The program allowed management to repurchase 476,388 shares of the Company’s common stock, of which all of the shares were repurchased as of March 31, 2002. On March 28, 2002, the Board of Directors adopted an additional repurchase program. The program allowed management to repurchase an additional 476,338 shares of the Company’s common stock, of which all of the shares have been repurchased as December 31, 2002. On September 26, 2002, the Board of Directors adopted a new repurchase program. The program allows management to repurchase up to an additional 428,701 shares of the Company’s common stock, of which 40,924, 54,500 and 70,400 shares were repurchased during the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2002, respectively. The repurchased shares are reserved for reissuance in connection with future employee benefit plans and other general corporate purposes.

NOTE 16 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT COMPANY

The following represents the condensed financial statements of Citizens First Bancorp, Inc. (“Parent”) only, which should be read in conjunction with the Company’s consolidated financial statements.

BALANCE SHEETS (IN THOUSANDS):

	December 31,
	2004	2003
ASSETS
Cash at subsidiary bank	$877	$8,852
Securities available for sale	15,383	11,119
Commercial real estate loans	4,675	5,263
Land	3,223	3,223
Investment in subsidiaries	144,333	126,240
Deferred taxes and other assets	5,525	3,625

Total assets	$174,016	$158,322

LIABILITIES
Bank line of credit	$10,000	$—
Accrued expenses and other liabilities	977	—

Total liabilities	10,977	—

STOCKHOLDERS’ EQUITY	163,039	158,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,016	$158,322

STATEMENTS OF INCOME (IN THOUSANDS):

			Nine Months
	Year Ended		Ended
	December 31,		December 31,
	2004	2003	2002
Income:
Interest on loans	$207	$571	$—
Interest on investments	382	213	—
Dividends from subsidiaries	20,500	5,450	8,270
Other	166	14	358

Total income	21,255	6,248	8,628
Expense:
Interest on short term borrowings	(361)	—	—
Other	(1,152)	(861)	(446)

Income, before income taxes and equity in undistributed net income of subsidiaries	19,742	5,387	8,182
Income tax benefit	256	139	30

Income, before equity in undistributed net income of subsidiaries	19,998	5,526	8,212
Equity in undistributed net income of subsidiaries	(11,769)	6,795	972

Net income	$8,229	$12,321	$9,184

STATEMENTS OF CASH FLOWS (IN THOUSANDS):

			Nine
			Months
	Year Ended		Ended
	December 31,		December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$8,229	$12,321	$9,184
Adjustments to reconcile net income to net cash from operating activities:
(Gain) loss on sale of investments	(109)	80	(108)
Amortization(accretion) of securities	(868)	3	2
Equity in undistributed net income of subsidiaries	11,769	(6,795)	(972)
Deferred compensation and ESOP	1,766	1,546	1,452
(Increase) in accrued interest receivable and other assets	(1,451)	—	—
Increase in accrued interest payable and other liabilities	358	171	3,252

Net cash from (used for) operating activities	19,694	7,326	12,810

INVESTING ACTIVITIES
Purchase of Metrobank	(30,000)	—	—
Proceeds from sale or maturity of investments	4,572	4,631	6,964
Purchase of investments	(8,775)	—	—
Investment in mortgage company subsidiary	—	—	(4,272)
Net (increase) decrease in loans	588	(2,288)	(4,675)
Purchase of land	—	(123)	(3,100)

Net cash from (used for) investing activities	(33,615)	2,220	(5,083)

FINANCING ACTIVITIES
Proceeds from exercises of stock options	93
Proceeds from line of credit	10,000	—	—
Purchase of treasury stock	(1,302)	(1,445)	(11,726)
Payment of dividends	(2,845)	(2,681)	(1,924)

Net cash from (used for) financing activities	5,946	(4,126)	(13,650)

NET CHANGE IN CASH AT SUBSIDIARY BANK	(7,975)	5,420	(5,923)
CASH, beginning of period	8,852	3,432	9,355

CASH, end of period	$877	$8,852	$3,432

NOTE 17 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the Company’s quarterly results for the years ended December 31, 2004 and 2003 (in thousands):

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Total
Interest income	$16,585	$17,093	$17,644	$18,305	$69,627
Interest expense	6,148	6,255	6,369	6,855	25,627

Net interest income	10,437	10,838	11,275	11,450	44,000
Provision for loan losses	90	198	470	797	1,555
Noninterest income	1,995	2,490	1,839	2,467	8,791
Noninterest expense	9,459	10,212	9,297	9,839	38,807

Income, before federal income tax expense	2,883	2,918	3,347	3,281	12,429
Federal income tax expense	999	972	1,142	1,087	4,200

Net income	$1,884	$1,946	$2,205	$2,194	$8,229

Earnings per share, basic	$0.24	$0.25	$0.28	$0.27	$1.04

Earnings per share, diluted	$0.24	$0.25	$0.28	$0.27	$1.04

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	Total
Interest income	$15,497	$14,918	$15,032	$14,968	$60,415
Interest expense	6,201	5,795	5,762	5,549	23,307

Net interest income	9,296	9,123	9,270	9,419	37,108
Provision for loan losses	360	360	360	360	1,440
Noninterest income	2,953	2,937	2,875	1,542	10,307
Noninterest expense	6,797	6,907	7,081	6,614	27,399

Income, before federal income tax expense	5,092	4,793	4,704	3,987	18,576
Federal income tax expense	1,891	1,517	1,718	1,129	6,255

Net income	$3,201	$3,276	$2,986	$2,858	$12,321

Earnings per share, basic	$0.40	$0.42	$0.38	$0.38	$1.58

Earnings per share, diluted	$0.40	$0.42	$0.38	$0.37	$1.57

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     The Company, under the supervision, and with the participation, of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company, under the supervision, and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, under the framework in Internal Control - Integrated Framework and pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of BDO Seidman, LLP, the Company’s independent registered public accounting firm, are not provided as part of this annual report on Form 10-K. In reliance upon a 45 day extension granted pursuant to an exemptive order issued by the Securities and Exchange Commission on November 30, 2004, management of the Company intends to submit these items as an amendment to this report on Form 10-K by no later than April 29, 2005.

     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER ITEMS

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Section captioned “Proposal 1 - Election of Directors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2004, for the Annual Meeting of Stockholders to be held on May 26, 2005. Reference is made to the cover page of this Form 10-K and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” for information regarding compliance with Section 16(a) of the Exchange Act.

     The Board of Directors has determined that Christopher A. Kellerman is an “audit committee financial expert” and is “independent,” as each such term is defined under applicable SEC and NASDAQ rules. The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics is posted on the Company’s website at www.cfsbank.com. In the event we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our internet website.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item relating to executive compensation is incorporated herein by reference to the sections captioned “Executive Compensation” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2004, for the Annual Meeting of Stockholders to be held on May 26, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2004, for the Annual Meeting of Stockholders to be held on May 26, 2005. The information required by this item relating to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section captioned “Executive Compensation - Equity Compensation Plan Information” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2005.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants,	outstanding options,	(excluding securities
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	186,264	$20.00	1,238,270

Total	186,264	$20.00	1,238,270

     The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Related Parties” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2004, for the Annual Meeting of Stockholders to be held on May 26, 2005.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The information required by this item relating to accountant fees and services is incorporated by reference to the section captioned “Proposal II - Ratification of Independent Auditors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2004, for the Annual Meeting of Shareholders to be held on May 26, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1) Financial Statements

Pages in Form 10-K
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	page 48
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	page 50
Statements of Income	page 51
Statements of Changes in Stockholders’ Equity	page 52
Statements of Cash Flows	page 53
Notes to Consolidated Financial Statements	page 54-77

(2) Financial Statement Schedules

     All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

(3) Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of Citizens First Bancorp, Inc. (1)

10.1	Form of Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between Citizens First Savings Bank and Stephen J. Armstrong (2)

10.8	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.9	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.10	Amended and Restated Executive Stock Ownership Plan (4)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities”

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Plante & Moran, PLLC

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on July 1, 2001 (Registration No. 0-32041).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Bancorp, Inc.
Date: March 16, 2005	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
Chairman of the Board,
President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Marshall J. Campbell	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 16, 2005
Marshall J. Campbell

/s/ Timothy D. Regan	Secretary, Treasurer and Director (principal accounting and financial officer)	March 16, 2005
Timothy D. Regan

/s/ Ronald W. Cooley	Director	March 16, 2005
Ronald W. Cooley

/s/ Walid Demashkieh	Director	March 16, 2005
Walid Demashkieh

/s/ Christopher A. Kellerman	Director	March 16, 2005
Christopher A. Kellerman

Exhibit Index

3.1	Certificate of Incorporation of the Citizens First Bancorp, Inc. (1)

3.2	Bylaws of the Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of the Citizens First Bancorp, Inc. (1)

10.1	Form of the Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of the Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of the Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between the Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between the Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between the Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between the Citizens First Savings Bank and Stephen J. Armstrong (2)

10.8	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.9	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.10	Amended and Restated Executive Stock Ownership Plan (4)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities”

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Plante & Moran, PLLC

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on July 1, 2001 (Registration No. 0-32041).