Form 10-Q
period 2005-03-31
CITIZENS FIRST BANCORP INC
filed 2005-05-09
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☑ No ☐

     The Issuer had 8,486,845 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2005.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q

INDEX

	Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements		1
Consolidated Balance Sheet at March 31, 2005 (unaudited) and December 31, 2004		1
Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004 (unaudited)		2
Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2005 and 2004 (unaudited)		3
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)		4
Notes to Consolidated Financial Statements (unaudited)		5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		7
Item 3. Quantitative and Qualitative Disclosures About Market Risk		13
Item 4. Controls and Procedures		13
PART II OTHER INFORMATION		14
Item 1. Legal Proceedings		14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		14
Item 3. Defaults Upon Senior Securities		14
Item 4. Submission of Matters to a Vote of Security Holders		14
Item 5. Other Information		14
Item 6. Exhibits		14
Signatures		15
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 1350
Certification of Chief Financial Officer Pursuant to Section 1350

PART 1 – FINANCIAL INFORMATION

Item 1.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	Unaudited
	March 31,	December 31,
	2005	2004
ASSETS

Cash and due from depository institutions	$33,463	$27,937
Federal funds sold	4,000	—
Interest-bearing deposits in other depository institutions	99	—

Total cash and cash equivalents	37,562	27,937

Securities available for sale, at fair value	101,881	97,828
Federal Home Loan Bank stock, at cost	14,700	13,536
Loans held for sale	—	192
Loans - less allowance for loan losses of $13,705 and $13,472, (Note 6)	1,239,537	1,184,968
Premises and equipment	35,403	33,780
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $800 and $660 (Note 5)	3,599	3,740
Accrued interest receivable and other assets	21,904	21,569

Total assets	$1,464,400	$1,393,364

LIABILITIES
Deposits:
Noninterest-bearing	$92,107	$89,416
Interest-bearing	879,957	843,688

Total deposits	972,064	933,104

Federal Home Loan Bank advances	265,790	232,209
Bank line of credit	10,000	10,000
Federal funds purchased	42,565	45,527
Accrued interest payable and other liabilities	9,651	9,630

Total liabilities	1,300,070	1,230,470

STOCKHOLDERS’ EQUITY
Preferred stock - $.01 par value; Authorized - 1,000,000 shares;
No shares issued and outstanding	—	—
Common stock - $.01 par value; Authorized - 20,000,000 shares;
Issued - 9,526,761	95	95
Additional paid-in capital	93,539	93,409
Retained earnings	99,312	98,068
Accumulated other comprehensive income (loss)	(806)	(621)
Treasury stock, at cost (1,287,096 and 1,278,891 shares)	(23,020)	(23,004)
Deferred compensation obligation	2,721	2,632
Unearned compensation – ESOP	(7,511)	(7,685)

Total stockholders’ equity	164,330	162,894

Total liabilities and stockholders’ equity	$1,464,400	$1,393,364

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	Three Months Ended
	March 31,
	2005	2004
INTEREST INCOME
Loans, including fees	$18,407	$15,561
Federal funds sold and interest bearing deposits	170	167
Securities:
Tax-exempt	252	196
Taxable	668	661

Total interest income	19,497	16,585
INTEREST EXPENSE
Deposits	4,486	3,620
Short-term borrowings	375	73
FHLB advances	2,622	2,455

Total interest expense	7,483	6,148

NET INTEREST INCOME	12,014	10,437
PROVISION FOR LOAN LOSSES	480	90

NET INTEREST INCOME, after provision for loan losses	11,534	10,347
NONINTEREST INCOME
Service charges and other fees	1,467	1,198
Loan servicing fees	362	352
Mortgage banking activities	105	(373)
Trust fee income	229	177
Gain on sale of securities available for sale	—	438
Other	121	203

Total noninterest income	2,284	1,995

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	4,797	4,266
Office occupancy and equipment	1,613	1,467
Advertising and business promotion	373	466
Stationery, printing and supplies	422	411
Data processing	356	351
Professional fees	1,159	711
Core deposit intangible amortization	140	157
Other	1,985	1,630

Total noninterest expense	10,845	9,459

INCOME, before federal income tax expense	2,973	2,883
Federal income tax expense	965	999

NET INCOME	$2,008	$1,884

EARNINGS PER SHARE, BASIC	$0.25	$0.24

EARNINGS PER SHARE, DILUTED	$0.25	$0.24

DIVIDENDS PER SHARE	$0.09	$0.09

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Three months ended March 31, 2004

Balance, January 1, 2004	$95	$92,911	$92,684	$613	$(21,787)	$2,054	$(8,383)	$158,187

Exercise of stock options					3			3

Purchase of treasury stock					(16)			(16)

Deferred compensation						91		91

Dividends paid ($.09 per share)			(712)					(712)

Net income			1,884					1,884
Change in net unrealized gain on securities available for sale, net of tax effect of ($210)				(408)				(408)

Total comprehensive income								1,476

Balance, March 31, 2004	$95	$92,911	$93,856	$205	$(21,800)	$2,145	$(8,383)	$159,029

Three months ended March 31, 2005
Balance, January 1, 2005	$95	$93,409	$98,068	$(621)	$(23,004)	$2,632	$(7,685)	$162,894

Exercise of stock options					1			1

Purchase of treasury stock					(17)			(17)

Deferred compensation						89		89

Allocation of ESOP shares		130					174	304

Dividends paid ($.09 per share)			(764)					(764)

Net income			2,008					2,008

Change in net unrealized loss on securities available for sale, net of tax effect of ($95)				(185)				(185)

Total comprehensive income								1,823

Balance, March 31, 2005	$95	$93,539	$99,312	$(806)	$(23,020)	$2,721	$(7,511)	$164,330

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$2,008	$1,884
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	480	90
Deferred compensation and ESOP	393	402
Depreciation	544	403
Core deposit intangible amortization	140	157
Accretion (amortization) of securities	929	(304)
Proceeds from sale of mortgage loans held for sale	25,746	23,454
Origination of mortgage loans held for sale	(25,442)	(21,151)
Gain on sale of mortgage loans	(112)	(319)
Gain on sale of securities available for sale	—	(438)
Gain on sale of premises and equipment	(72)	—
Changes in assets and liabilities, net of acquisition:
Increase in accrued interest receivable and other assets	(239)	(441)
Increase (decrease) in accrued interest payable and other liabilities	21	(5,095)

Net cash (used in) provided by operating activities	4,396	(1,358)
LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	1,413	15,181
Proceeds from sale of securities available for sale	95	9,687
Purchase of securities available for sale	(6,770)	(15,557)
Purchase of Federal Home Loan Bank stock	(1,164)	(398)
Acquisition, net of cash acquired	—	(24,398)
Net increase in loans	(55,049)	(28,208)
Proceeds from sale of premises and equipment	257	—
Purchase of premises and equipment	(2,352)	(1,265)

Net cash used in lending and investing activities	(63,570)	(44,958)
DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	38,960	27,279
Net decrease in federal funds purchased	(2,962)	—
Proceeds from exercises of stock options	1	3
Payment of dividends	(764)	(712)
Purchase of treasury stock	(17)	(16)
Proceeds from line of credit	—	10,000
Repayment of FHLB advances	(6,619)	(89)
Proceeds from FHLB advances	40,200	23,500

Net cash provided by deposit and financing activities	68,799	59,965
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,625	13,649
CASH AND CASH EQUIVALENTS, beginning of period	27,937	33,647

CASH AND CASH EQUIVALENTS, end of period	$37,562	$47,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$7,473	$6,287
Federal income taxes	1,100	1,500

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Citizens First Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2 — PRINCIPLES OF CONSOLIDATION

     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (“Citizens”) and Metrobank (“Metrobank”), both state-chartered savings banks headquartered in Port Huron and Farmington Hills, Michigan, respectively. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiaries (the “Company”) Citizens and Metrobank (the “Banks”). Citizens also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc. and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R, Share Based Payment, establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award.

     In April 2005, the Securities and Exchange Commission (SEC) issued a ruling amending the date for compliance with SFAS 123(R). Registrants will be required to adopt SFAS 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. For the Company, this ruling will require adoption of SFAS 123(R) by no later than January 1, 2006. The Company’s management is currently evaluating its analysis of the revised standard, of which the effect of the revised standard’s implementation will be recognition of compensation expense associated with stock options. Additionally, the Company is reviewing various methods and strategies for the adoption of SFAS 123(R). See Note 3 for SFAS 123 pro form disclosures.

     In March 2004, FASB’s Emerging Issues Task Force (“EITF”), reached consensus on “The Meaning of Other-Than-Temporary and Its Application to Certain Investments” in EITF Issue No. 03-1. The guidance included in the EITF largely consists of expanded disclosures and the guidance was intended to be fully effective in 2003, except for loss-recognition guidance which had a delayed effective date into 2004. In 2004, the FASB has further delayed the loss recognition provisions of Issue No. 03-1, pending additional deliberation in the future. Because of the inconclusive status of the EITF’s current position on the loss recognition aspects of Issue No. 03-1, the Company’s management is unable to speculate on the potential impact of this matter on the Company’s consolidated financial statements.

NOTE 3 — STOCK BASED COMPENSATION

     Under the Company’s stock based incentive plan, the Company may grant up to 476,338 stock awards and 1,429,014 stock options to its directors, officers and employees. The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has provided below pro forma disclosures of net income and earnings per share and other disclosures, as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation (in thousands, except per share data). Refer to NEW ACCOUNTING PRONOUNCEMENTS above for discussion regarding FASB Statement No. 123R, Share Based Payment.

	Three Months Ended
	March 31,
	2005	2004
Net income
As reported	$2,008	$1,884
Deduct: Stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(33)	(28)

Pro forma net income	$1,975	$1,856

Earnings per share
Basic and diluted — as reported	$0.25	$0.24
Basic and diluted — pro forma	$0.25	$0.24

NOTE 4 — EARNINGS PER SHARE

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

     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income	$2,008	$1,884

Average number of common shares outstanding used to calculate basic earnings per common share	7,893,239	7,847,715
Effect of dilutive securities	41,914	44,782

Average number of common shares outstanding used to calculate diluted earnings per common share	7,935,153	7,892,497

Number of antidilutive stock options excluded from diluted earnings per share computation	—	42,113

NOTE 5 – GOODWILL AND INTANGIBLES

Goodwill at March 31, 2005 and December 31, 2004 was $9.8 million. Goodwill is reviewed annually for impairment. The Company completed this review during the fourth quarter of 2004 and determined that goodwill was not impaired.

Net other intangible assets at March 31, 2005 and December 31, 2004 were $3.6 million and $3,7 million, respectively. These assets consist primarily of core deposit intangibles and are being amortized in accordance with the Company’s policy. Amortization expense on intangible assets is expected to be $561,000, $477,000, $405,000, $345,000 and $405,000 in 2005, 2006, 2007, 2008, and 2009 respectively.

NOTE 6 — LOANS

Loans were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Real estate loans:
One-to four-family	$412,067	$404,655
Commercial and multi-family	391,645	345,936
Residential construction	32,242	30,917
Home equity and lines of credit	114,321	113,202

	950,275	894,710
Commercial loans	212,944	215,314
Consumer loans:
Vehicles	67,138	66,463
Other	25,178	24,184

	92,316	90,647

Total loans	1,255,535	1,200,671
Less:
Allowance for loan losses	13,705	13,472
Net deferred loan fees	2,293	2,231

Net loans	$1,239,537	$1,184,968

NOTE 7 — STANDBY AND COMMERCIAL LETTERS OF CREDIT AND FINANCIAL GUARANTEES

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

     The total contractual amounts of standby letters of credit and financial guarantees were $8.7 million and $6.4 million at March 31, 2005 and December 31, 2004, respectively. There were no contractual amounts of commercial letters of credit at March 31, 2005 or December 31, 2004.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. Those factors, many of which are subject to change based on various other factors, including factors beyond the Company’s control, and other factors, including others discussed in the Company’s Annual Report to Stockholders, in the Company’s Form 10-K, other factors identified in the Company’s other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company and its operations or cause its financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company’s forward-looking statements. The impact of technological changes implemented by the Company and the Banks and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers. In this regard, the Company entered into an agreement with Fiserv Solutions, Inc. (“Fiserv”) to convert Metrobank from the Jack Henry to the Fiserv software package. There can be no assurance, however, that the planned computer conversion will not be more difficult or expensive than anticipated or have unforeseen consequences.

OVERVIEW. The Company is a community-oriented financial institution, offering a wide range of deposit and loan products to its customers. The Company’s commitment to community oriented banking is reflected in its Certificate of Incorporation, which is posted on the Company’s website (www.cfsbank.com), as well as in its corporate governance. In recent years, the Company’s strategy has been one of controlled balance sheet growth and broader diversification of its loan products and loan portfolio. The Company has emphasized originating residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans while maintaining asset quality and improving profitability on these products. The Company originates fixed-rate one-to-four-family residential mortgage loans primarily for sale, while generally retaining the servicing rights as to those mortgages. Loans that do no meet the standards of the investors for a variety of reasons and reasons that do not impair the value of the loan remain in the Company’s loan portfolio. Our focus also continues to increase sources of noninterest income through service fees and other value added products that we believe the our customers may benefit.

     The metropolitan Detroit area is the largest market in Michigan and continues to be a key focus of our expansion and growth opportunities. The acquisition of Metrobank provided the Company with a presence of four branches in central Oakland county. Although this market is highly competitive, the Company believes that the ability to provide excellent customer service and innovative banking products, in addition to increased growth focus on commercial loans, to our customers will yield increased growth in our balance sheet and earnings.

     More recently, management and employees of Citizens and Metrobank have been focusing on the conversion of Metrobank from the Jack Henry to the ITI Fiserv data processing system. The coordination and time invested in this project has been significant to ensure that the conversion does not materially effect our customers and the delivery of our products and services. It is the expectation of management that the conversion will occur during second and third quarters of 2005. This conversion is another step towards our efforts to combine Metrobank into the Company.

CRITICAL ACCOUNTING POLICIES. As of March 31, 2005, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2004. Management believes its critical accounting policies relate to the allowance for loan losses, the valuation of mortgage servicing rights and goodwill.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

     Summary. Total assets increased $71.0 million, or 5.1%, to $1.464 billion at March 31, 2005 from $1.393 billion at December 31, 2004, primarily due to the increase in net loans of $54.6 million, or 4.6%, due to the increased emphasis in loan growth in the Oakland County market from the acquisition of Metrobank in early 2004. Additionally, we have been focusing on the Macomb County market and have opened loan production centers in an effort to expand our market share in the southeastern Michigan market using a managed growth approach. Additionally, Federal Home Loan Bank (FHLB) stock increased $1.2 million or 8.6% due to the increase in FHLB advances. The FHLB requires its members to maintain certain capital holdings based on advances outstanding. Securities available for sale increased $4.1 million or 4.1% due to purchases of investments at the Bancorp. Premises and equipment increased $1.6 million or 4.8% due to increases in construction in process for future branch expansions.

     Total liabilities increased $69.6 million, or 5.7%, from $1.230 billion at December 31, 2004 to $1.300 billion at March 31, 2005. Total deposits increased $39.0 million or 4.2% as the Company has increased efforts to attract new deposits in the Oakland and Macomb Counties. FHLB advances have increased by $33.6 million or 14.5% primarily to fund the loan growth experienced during the quarter.

     Portfolio Loans and Asset Quality. Nonperforming assets totaled $7.2 million at March 31, 2005 compared to $11.7 million at December 31, 2004, a decrease of $4.4 million, or 38.0%. Additionally, nonperforming assets as a percentage of total assets decreased to 0.49% at March 31, 2005 compared to 0.84% at December 31, 2004. The improvements in the Company’s asset quality ratios are a result of a revision to our policy on the classification of nonperforming assets. Previous to January 1, 2005, our policy stated that nonperforming loans had to demonstrate a current payment status for a period of 90 days once the credit reached 90 days past due to be reclassified as a performing loan. The Company amended its policy to reclassify the loans as performing, once they become current, as this data provides management more useful information about the quality of our loan portfolio.

     The following table sets forth information regarding nonperforming assets (in thousands):

	March 31,	December 31,
	2005	2004
Nonperforming loans:
Real estate	2,768	$5,745
Commercial	2,969	3,343
Consumer	1,002	1,543

Total (1)	6,739	10,631
Real estate and other assets owned	495	1,032

Total nonperforming assets	$7,234	$11,663

Total nonperforming loans as a percentage of total loans	0.54%	0.89%
Total nonperforming assets as a percentage of total assets	0.49%	0.84%

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by provisions charged to operations and reduced by net charge-offs. The following table sets forth activity in the allowance for loan losses for the interim periods (in thousands):

	Three Months
	ended March,
	2005	2004
Balance, beginning of period	$13,472	$11,664
Acquired from acquisition	—	1,134
Provision for loan losses	480	90
Charge-offs	(302)	(360)
Recoveries	55	119

Balance, end of period	$13,705	$12,647

Allowance for loan losses to total loans	1.09%	1.19%
Allowance for loans losses to nonperforming loans	203.37%	233.94%

     Deposits. Interest bearing deposits increased $36.3 million or 4.3% from December 31, 2004 to $880.0 million at March 31, 2005. This increase primarily consisted of an increase in NOW checking accounts of $5.9 million, or 4.5%, to $135.5 million and certificates of deposits of $49.5 million, or 13.7%, to $410.4 million due to various promotions of these types of deposits implemented during the first quarter, partially offset by a decrease in money market deposit accounts of $19.0 million, or 7.4%, to $236.7 million primarily due to a reduction of accounts from municipalities and other public entities.

     Stockholders’ Equity. Total equity was $164.3 million at March 31, 2005 compared to $162.9 million at December 31, 2004, an increase of $1.4 million primarily due to net income and an increase in unearned and deferred compensation obligations offset by the payment of dividends and a $185,000 decrease (net of tax) in unrealized losses on available for sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004

     Net Income. Net income for the three months ended March 31, 2005 increased $124,000, or 6.6%, to $2.0 million from $1.9 million for the previous period. This increase was primarily due to a increase of $1.2 million or 11.5% in net interest income after provision for loan losses, a $289,000 or 14.5% increase in noninterest income, partially offset by a $1.4 million or 14.7% increase in noninterest expense and a decrease in federal income tax expense due to an analysis of tax accruals at quarter end for the Company and its subsidiaries.

     Net Interest Income. Net interest income, after provision for loan losses for the three months ended March 31, 2005 increased $1.2 million, or 11.5%, to $11.5 million from $10.3 million at March 31, 2004. This increase was primarily due to a $2.8 million, or 18.3%, increase in total interest income on loans due to prime rate increases of 175 basis points from the previous period, growth in the loan portfolio of 17.8% and, as indicated in the table below, a net increase in the interest rate spread of 8 basis points over the same previous period. These increases were offset by a $1.3 million, or 21.7%, increase in total interest expense due to an increase on offering rates on deposits, the increase cost in attracting new deposits and an increase in the cost of borrowings to fund loan growth. Management expects net interest income to increase slightly throughout 2005 as we continue to monitor interest rate risk in a rising interest rate environment. Loan growth is expected to continue slightly over the next three quarters as we continue to implement certain phases of our long term strategic plan.

     The following table presents an analysis of net interest margin for the three month periods ending March 31, 2005 and 2004 (in thousands).

	For the Three Months Ended March 31,
	2005			2004			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,216,997	$18,407	6.13%	$1,056,751	$15,561	5.92%	$160,246	$(157,400)	$2,846
Securities (2):
Taxable	71,143	668	3.81%	97,988	661	2.71%	(26,845)	26,852	7
Tax-exempt	26,575	252	3.85%	13,577	196	5.81%	12,998	(12,942)	56
Federal funds sold	2,334	16	2.78%	8,782	23	1.05%	(6,448)	6,441	(7)
Federal Home Loan Bank stock	14,554	134	3.73%	10,173	132	5.22%	4,381	(4,379)	2
Interest earning deposits	841	20	9.64%	791	12	6.10%	50	(42)	8

Total interest-earning assets	1,332,444	19,497	5.93%	1,188,062	16,585	5.61%	144,382	(141,470)	2,912

Noninterest-earning assets	85,495			96,526

Total assets	$1,417,939			$1,284,588

Liabilities
Deposits:
Savings	$98,926	$141	0.58%	$99,170	$139	0.56%	$(244)	$246	$2
NOW	116,473	147	0.51%	121,577	172	0.57%	(5,104)	5,079	(25)
Money market	246,050	1,260	2.08%	282,215	943	1.34%	(36,165)	36,482	317
Certificates of deposit	382,129	2,938	3.12%	302,952	2,366	3.14%	79,177	(78,605)	572

Total interest bearing deposits	843,578	4,486	2.16%	805,914	3,620	1.81%	37,664	(36,798)	866
FHLB advances and other borrowings	292,780	2,997	4.15%	210,005	2,528	4.84%	82,775	(82,306)	469

Total interest-bearing liabilities	1,136,358	7,483	2.67%	1,015,919	6,148	2.43%	120,439	(119,104)	1,335

Non-interest bearing deposits	106,290			96,245
Other Noninterest-bearing liabilities	10,366			11,291

Total liabilities	1,253,014			1,123,455
Stockholders’ equity	164,925			161,133

Total liabilities and stockholders’ equity	$1,417,939			$1,284,588

Net interest-earning assets	$196,086			$172,143

Net interest income		12,014			10,437
Interest rate spread (3)			3.26%			3.18%
Net interest margin as a percentage of interest-earning assets (4)			3.66%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities			93.97%			92.49%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Provision for Loan Losses. The provisions for loan losses for the three months ended March 31, 2005 and 2004 were $480,000 and $90,000, respectively. This increase in the provision for loan losses is the result of management’s analysis of the loan loss allowance in conjunction with the growth experienced during the more recent quarters, current and forecasted economic conditions in the regional markets where we conduct business, and historical charge off rates in the overall loan portfolio. Additional reserves were provided for a problem loan that management is diligently working through with our customer as mentioned in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The resolution of this problem loan is not expected to have a material impact to net income. The loan loss allowance as a percentage of total loans decreased from 1.12% at December 31, 2004 to 1.09% at March 31, 2005. The allowance for loan losses as a percentage of nonperforming loans increased from 127% at December 31, 2004 to 203% at March 31, 2005 as a result of lower nonperforming loans in conjunction with an increase in the allowance for loan losses at March 31, 2005 compared to December 31, 2004.

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

     Noninterest Income. Noninterest income for the three months ended March 31, 2005 increased $289,000, or 14.5%, primarily due to the increase of $478,000 in income from mortgage banking activities. During the first quarter of 2004, approximately $400,000 was charged against mortgage banking activities due to funds not transferred to the Freddie Mac custodial account on a timely basis. These events have not occurred since then due to proper procedures implemented, tested and approved by management. Additionally, service charges and other fees increased $269,000 as a result of customer growth and implementation of various products designed to generate additional service fees during the end of 2004 which continue to increase noninterest income , one of the Company’s strategic goals. The increases in noninterest income were partially offset by a reduction in the gain on sale of securities available for sale as the Company did not sell any of its securities during the quarter ended March 31, 2005.

     Noninterest Expense. Noninterest expense for the three months ended March 31, 2005 increased $1.4 million or 14.7% to $10.8 million, compared to $9.5 million for the three months ended March 31, 2004. The increase was primarily due to an increase of $531,000 in compensation, payroll taxes and employee benefits due to increases in wages and additions of staff due the new loan production offices and a portion of one-time costs incurred with the reduction of personnel at Metrobank. As management continues to evaluate the staffing levels necessary for the continued combination of Metrobank processes into Citizens, we expect expenses in compensation to increase through the third quarter of 2005 as a result of severance packages, which will be recognized into expense upon severance date, provided to departing employees, offset by efficiencies obtained as a result of such efforts. Also contributing to the increase in noninterest expense was a $146,000 increase in office occupancy expense due to the construction of additional banking centers and increase in the number of leases in Oakland, Macomb and Lapeer counties over the same previous period and a $448,000 increase in professional fees as a result of Sarbanes-Oxley (SOX) Act requirements. Managements expectation is to experience a slight reduction in professional fees over the next three quarters as we have successfully completed the first year of testing under the SOX Act. Management anticipates a marginal increase in noninterest expense over the next three quarters as we implement various strategies to manage the operating costs of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the ability to meet current and future financial obligations, including the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities, borrowings from the FHLB, and more recently, brokered deposits. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the three months ended March 31, 2005, the Company originated $156.1 million of loans and purchased $6.8 million of securities and in fiscal 2004, originated $636.4 million of loans and purchased $63.9 million of securities.

     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and short-term investments totaled $37.6 million and securities classified as available for sale totaled $101.9 million.

     The Company originates fixed-rate mortgage loans conforming to Freddie Mac and Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $25.7 million and $126.8 million for the three months ended March 31, 2005 and year ended December 31, 2004, respectively.

     Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLB advances. The Company experienced a net increase in total deposits of $39.0 million for the three months ended March 31, 2005 and a net increase of $50.0 million for fiscal 2004. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits.

     The Company had the ability to borrow a total of approximately $452.9 million from its correspondent banks and the FHLB, of which $275.8 million was outstanding at March 31, 2005. Advances outstanding with the FHLB on that date were $265.8 million.

During the three months ended March 31, 2005, the net increase in FHLB advances was $33.6 million, primarily to provide liquidity for loan growth and manage interest rate risk. Included in the total amount of available borrowings was a bank line-of-credit in the amount of $10.0 million, of which $10.0 million was outstanding at March 31, 2005. The Company has requested an additional $15 million in available borrowings to provide additional liquidity, which approval is subject to the bank’s review of the overall relationship with the Company.

     At March 31, 2005, the Company had outstanding commitments to originate loans of $278.1 million, of which $65.7 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. More recently, the Company has selected various brokers to originate brokered deposits in the open market. The brokered deposit relationships provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. Certificates of deposit that are scheduled to mature in one year or less as of March 31, 2005 totaled $247.3 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     The Banks are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2005, the Banks exceeded all of the regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

     The primary sources of funding for the Company are maturities of investment securities and, to a lesser extent, earnings on investments, deposits held by the Company and borrowings from its correspondent banks. These funds have been used to pay dividends, repurchase the Company’s common stock and pay general corporate expenses. The Bancorp may utilize future dividend payments from its subsidiary Banks as an additional funding source. The Banks’ ability to pay dividends and other capital distributions to the Bancorp is generally limited by the Michigan Banking Commissioner and Federal Deposit Insurance Corporation. Additionally, the Michigan Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Banks to the Bancorp, which are otherwise permissible by regulation for safety and soundness reasons.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2005, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2004.

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

     Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, the Chief Financial Officer (Principal Financial Officer) and the Controller and Assistant Treasurer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

     No significant change in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

     Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the first quarter approximately 582 deferred compensation stock units for the aggregate consideration of $13,000. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.

CONFORMED

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS RST BANCORP, INC.

Dated: May 6, 2005	By:	/s/ Marshall J. Campbell

Marshall J. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2005	By:	/s/ Timothy D. Regan

Timothy D. Regan
Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, initially filed with the Commission on November 3, 2000, Registration No. 333-49234.