Form 10-Q
period 2005-06-30
CITIZENS FIRST BANCORP INC
filed 2005-08-09
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The Issuer had 8,451,014 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2005.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	Unaudited
	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from depository institutions	$53,899	$27,937
Federal funds sold	402	—
Interest-bearing deposits in other depository institutions	100	—

Total cash and cash equivalents	54,401	27,937

Securities available for sale, at fair value	90,697	90,739
Federal Home Loan Bank stock, at cost	17,700	13,536
Loans held for sale	64,294	192
Loans — less allowance for loan losses of $13,917 and $13,472, (Note 6)	1,265,954	1,192,057
Premises and equipment	37,427	33,780
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $940 and $660 (Note 5)	3,459	3,740
Accrued interest receivable and other assets	23,843	21,569

Total assets	$1,567,589	$1,393,364

LIABILITIES

Deposits:
Noninterest-bearing	$117,153	$89,416
Interest-bearing	903,401	843,688

Total deposits	1,020,554	933,104

Federal Home Loan Bank advances	312,884	232,209
Bank line of credit	10,000	10,000
Federal funds purchased	48,389	45,527
Accrued interest payable and other liabilities	10,059	9,630

Total liabilities	1,401,886	1,230,470

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, No shares issued and outstanding
Common stock, $.01 par value; 20,000,000 shares authorized, issued 9,526,761	95	95
Additional paid-in capital	93,630	93,409
Retained earnings	100,693	98,068
Accumulated other comprehensive loss	(422)	(621)
Treasury stock, at cost (1,333,560 and 1,278,891 shares)	(23,765)	(23,004)
Deferred compensation obligation	2,808	2,632
Unearned compensation — ESOP	(7,336)	(7,685)

Total stockholders’ equity	165,703	162,894

Total liabilities and stockholders’ equity	$1,567,589	$1,393,364

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$20,301	$16,188	$38,762	$31,749
Federal funds sold and interest bearing deposits	52	13	88	48
Securities:
Tax-exempt	313	122	565	318
Taxable	1,028	770	1,776	1,563

Total interest income	21,694	17,093	41,191	33,678
INTEREST EXPENSE
Deposits	5,280	3,582	9,766	7,202
Short-term borrowings	394	157	769	230
FHLB advances	3,483	2,516	6,105	4,971

Total interest expense	9,157	6,255	16,640	12,403

NET INTEREST INCOME	12,537	10,838	24,551	21,275
PROVISION FOR LOAN LOSSES	780	198	1,260	288

NET INTEREST INCOME, after provision for loan losses	11,757	10,640	23,291	20,987
NONINTEREST INCOME
Service charges and other fees	732	779	1,514	1,440
Mortgage banking activities	530	581	997	560
Trust fee income	312	200	541	377
Gain on sale of securities available for sale	—	250	—	688
Other	92	(87)	213	116

Total noninterest income	1,666	1,723	3,265	3,181

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	4,456	4,188	9,253	8,454
Office occupancy and equipment	1,648	1,451	3,261	2,918
Advertising and business promotion	448	505	821	971
Stationery, printing and supplies	504	472	926	883
Data processing	570	336	926	687
Professional fees	1,037	842	2,196	1,553
Core deposit intangible amortization	140	173	280	330
Other	1,601	1,478	2,901	2,571

Total noninterest expense	10,404	9,445	20,564	18,367

INCOME, before federal income tax expense	3,019	2,918	5,992	5,801
Federal income tax expense	874	972	1,839	1,971

NET INCOME	$2,145	$1,946	$4,153	$3,830

EARNINGS PER SHARE, BASIC	$0.27	$0.25	$0.53	$0.49

EARNINGS PER SHARE, DILUTED	$0.27	$0.25	$0.52	$0.49

DIVIDENDS PER SHARE	$0.09	$0.09	$0.18	$0.18

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Six months ended June 30, 2004

Balance, January 1, 2004	$95	$92,911	$92,684	$613	$(21,787)	$2,054	$(8,383)	$158,187

Exercise of stock options		8			74			82

Purchase of treasury stock					(513)			(513)

Deferred compensation		349				154	244	747

Dividends paid ($.18 per share)			(1,489)					(1,489)

Net income			3,830					3,830
Net unrealized loss on securities available for sale, net of tax effect of ($210)				(2,114)				(2,114)

Total comprehensive income								1,716

Balance, June 30, 2004	$95	$93,268	$95,025	$(1,501)	$(22,226)	$2,208	$(8,139)	$158,730

Six months ended June 30, 2005

Balance, January 1, 2005	$95	$93,409	$98,068	$(621)	$(23,004)	$2,632	$(7,685)	$162,894

Exercise of stock options		1			7			8

Purchase of treasury stock					(768)			(768)

Deferred compensation						176		176

Allocation of ESOP shares		220					349	569

Dividends paid ($.18 per share)			(1,528)					(1,528)

Net income			4,153					4,153
Net unrealized gain on securities available for sale, net of tax effect of $103				199				199

Total comprehensive income								4,352

Balance, June 30, 2005	$95	$93,630	$100,693	$(422)	$(23,765)	$2,808	$(7,336)	$165,703

See accompanying notes to unaudited consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$4,153	$3,830
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,260	288
Deferred compensation and ESOP	745	747
Depreciation	1,136	914
Core deposit intangible amortization	280	330
Accretion of securities	506	1,199
Proceeds from sale of mortgage loans held for sale	50,195	77,914
Origination of mortgage loans held for sale	(114,048)	(76,012)
Gain on sale of mortgage loans	(249)	(130)
Gain on sale of securities available for sale	—	(688)
(Gain)/loss on sale of premises and equipment	(72)	90
Changes in assets and liabilities, net of acquisition:
Increase in accrued interest receivable and other assets	(2,376)	(1,052)
Increase in accrued interest payable and other liabilities	429	3,787

Net cash provided by (used in) operating activities	(58,041)	11,217
LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	10,113	17,578
Proceeds from sale of securities available for sale	95	51,275
Purchase of securities available for sale	(10,370)	(52,008)
Purchase of Federal Home Loan Bank stock	(4,164)	(1,441)
Acquisition, net of cash acquired	—	(24,398)
Net increase in loans	(75,157)	(57,586)
Proceeds from sale of premises and equipment	257	4
Purchase of premises and equipment	(4,968)	(2,575)

Net cash used in lending and investing activities	(84,194)	(69,151)
DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	87,450	2,890
Net increase in federal funds purchased	2,862	22,500
Proceeds from exercises of stock options	8	82
Payment of dividends	(1,528)	(1,489)
Purchase of treasury stock	(768)	(513)
Proceeds from line of credit	—	10,000
Repayment of FHLB advances	(9,525)	(27,212)
Proceeds from FHLB advances	90,200	51,500

Net cash provided by deposit and financing activities	168,699	57,758
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,464	(176)
CASH AND CASH EQUIVALENTS, beginning of period	27,937	33,647

CASH AND CASH EQUIVALENTS, end of period	$54,401	$33,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$16,997	$15,120
Federal income taxes	1,600	1,500

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
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (“Citizens”) and Metrobank (“Metrobank”), both state-chartered savings banks headquartered in Port Huron and Farmington Hills, Michigan, respectively. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiaries (the “Company”) Citizens and Metrobank (the “Banks”). Citizens also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc. and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individuals and small businesses in the Port Huron area. Metrobank includes the accounts of its wholly owned subsidiaries, Metrobank Financial Services, Inc. and Metrobank Mortgage, LLC. Both Citizens First Mortgage, LLC and Metrobank Mortgage, LLC receive revenue from interest income on loans and the sale of loans.
NEW ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Standards (SFAS) No.123(R), Share Based Payment, establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions as compensation expense and measure the cost on the grant-date fair value of the award. The Company is required to adopt SFAS 123(R) no later than January 1, 2006. Previously, the Company has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied. Effective June 30, 2005, the Company’s Board of Directors accelerated the vesting of substantially all of its outstanding stock options in conjunction with an overall review of the compensation system and in anticipation of implementation of Statement No. 123(R). See Note 3 for the stock based compensation pro forma disclosures and the related effects on basic and diluted earnings per share.
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. The Company expects no significant effect on the its financial statements as a result of the adoption of this Statement.

NOTE 3 — STOCK BASED COMPENSATION
     Under the Company’s stock based incentive plan, the Company may grant up to 476,338 stock awards and 1,429,014 stock options to its directors, officers and employees. The Company accounts for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, establishes an alternative fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. As discussed in the section labeled NEW ACCOUNTING PRONOUNCEMENTS above, the Company vested substantially all of the stock options effective June 30, 2005. By not electing this fair value alternative, certain pro forma disclosures of the expense recognition provisions of Statement No. 123 are required and the effects of such immediate vesting of substantially all of the stock options are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$2,145	$1,946	$4,153	$3,830
Deduct: Stock-based employee compensation
expense determined under fair-value based
method, net of related tax effects	(562)	(33)	(595)	(61)

Pro forma net income	$1,583	$1,913	$3,558	$3,769

Earnings per share
Basic — as reported	$0.27	$0.25	$0.53	$0.49
Basic — pro forma	$0.20	$0.24	$0.45	$0.48
Diluted — as reported	$0.27	$0.25	$0.52	$0.49
Diluted — pro forma	$0.20	$0.24	$0.45	$0.48
NOTE 4 — EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period, including vested stock awards. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury and unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share.
     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$2,145	$1,946	$4,153	$3,830

Average number of common shares outstanding used to calculate
basic earnings per common share	7,889,172	7,846,073	7,901,875	7,846,073
Effect of dilutive securities	46,795	37,449	62,731	38,344

Average number of common shares outstanding used to calculate
diluted earnings per common share	7,935,967	7,883,522	7,964,606	7,884,417

Number of antidilutive stock options excluded from diluted earnings
per share computation	38,778	39,489	35,778	39,489

NOTE 5 – GOODWILL AND INTANGIBLES
Goodwill at June 30, 2005 and December 31, 2004 was $9.8 million. Goodwill is reviewed annually for impairment. The Company completed this review during the fourth quarter of 2004 and determined that goodwill was not impaired.
Net other intangible assets at June 30, 2005 and December 31, 2004 were $3.5 million and $3.7 million, respectively. These assets consist primarily of core deposit intangibles and are being amortized in accordance with the Company’s policy. Amortization expense on intangible assets is expected to be $561,000, $477,000, $405,000, $364,000 and $405,000 in 2005, 2006, 2007, 2008, and 2009, respectively.
NOTE 6 — LOANS
Loans were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Real estate loans:
One-to four-family	$372,859	$404,655
Commercial and multi-family	380,668	345,936
Residential construction	45,044	30,917
Home equity and lines of credit	123,651	113,202

	922,222	894,710
Commercial loans	256,599	222,403
Consumer loans:
Vehicles	78,250	66,463
Other	24,678	24,184

	102,928	90,647

Total loans	1,281,749	1,207,760
Less:
Allowance for loan losses	13,917	13,472
Net deferred loan fees	1,878	2,231

Net loans	$1,265,954	$1,192,057

The decrease in deferred loan fees of $353,000 from December 31, 2004 to June 30, 2005 was a result of an evaluation performed by management in conjunction with our periodic review of our costs to originate loans. Our analysis determined that the deferred costs to originate loans should be increased from $350.00 to $850.00 per loan based on recent salary information, merger of Metrobank’s processes into Citizens First and a reorganization of the mortgage loan department. This cost remains relatively conservative and we believe this is a more appropriate deferral than the previous cost deferred. The result was an increase in income of approximately $130,000, net of tax, during the quarter.
NOTE 7 — OFF BALANCE SHEET ITEMS
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
     The total contractual amounts of standby letters of credit and financial guarantees were $9.4 million and $6.4 million at June 30, 2005 and December 31, 2004, respectively. There were no contractual amounts of commercial letters of credit at June 30, 2005 or December 31, 2004.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $32.6 million and $6.5 million at June 30, 2005 and December 31, 2004, respectively. The fair value of forward contracts was insignificant at June 30, 2005 and December 31, 2004.

NOTE 8 – SUBSEQUENT EVENT
     During the second quarter of 2005, the Company’s Asset/Liability Committee gave management the authority to sell up to $75 million in 5/1 adjustable rate mortgages loans, servicing rights retained, to fund growth and to provide liquidity. Management submitted three pools of mortgage loans that had consistent terms and conditions to Freddie Mac. Management of Citizens First agreed to securitize with Freddie Mac and sell to other investors approximately $62 million in mortgage backed securities, of which the loans were included in Loans Held for Sale on the balance sheet at June 30, 2005. The sale was recorded at the end of July and is expected to result in a gain between $575,000 and $625,000, net of tax. The funds received from this sale will provide liquidity and be used to pay off FHLB variable rate advances and fund loan growth. Based on our projected growth in mortgage originations, management expects to replace the pool of loans before year end with loans that have more favorable yields based on the current interest rate environment.
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
Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. Those factors, many of which are subject to change based on various other factors, including factors beyond the Company’s control, and other factors, including others discussed in the Company’s Annual Report to Stockholders, in the Company’s Form 10-K, other factors identified in the Company’s other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company and its operations or cause its financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company’s forward-looking statements. The impact of technological changes implemented by the Company and the Banks and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers. In this regard, the Company is in the process of bringing the function of data processing in-house (see below for further discussion). There can be no assurance, however, that the planned data processing conversion will not be more difficult or expensive than anticipated or have unforeseen consequences.
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
     The metropolitan Detroit area is the largest market in Michigan and continues to be a key focus of our expansion and growth opportunities. The acquisition of Metrobank provided the Company with a presence of four banking centers in central Oakland county. Although this market is highly competitive, the Company believes that the ability to provide excellent customer service and innovative banking products, in addition to increased growth focus on commercial loans, to our customers will yield increased growth in our balance sheet and earnings. More recently, the Company has hired a regional president to oversee the daily operations of Metrobank, as discussed in the press release dated August 1, 2005.
     Subsequent to converting Metrobank from the Jack Henry to the ITI Fiserv data processing system during the quarter ended June 30, 2005, the Company’s Board of Directors approved the merger of Metrobank’s charter into Citizens First’s charter. Management has since applied for this merger with regulatory authorities. The merger of Metrobank’s charter is expected to be completed towards the end of 2005. Management continues to evaluate and streamline processes of Metrobank to obtain maximum return on the Company’s investment.
     Our operations department continues to evaluate all processes of the Company for efficiencies and investment in our core business for the future. The data processing function of the Banks are currently being outsourced to ITI Fiserv. An evaluation performed by management and outside consultants resulted in potential cost savings if this process was brought in-house. We are in the process of securing facilities for a data processing center, staff to execute the necessary daily data processing activities and other processes necessary to bring this function in-house.
CRITICAL ACCOUNTING POLICIES. As of June 30, 2005, there have been no material changes, in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2004. The Company’s critical accounting policies are described in the financial section of its 2004 Annual Report. Management believes its critical accounting policies relate to the allowance for loan losses, the valuation of mortgage servicing rights and goodwill.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004
     Summary. Total assets increased $174.2 million, or 12.5%, to $1.568 billion at June 30, 2005, from $1.393 billion at December 31, 2004, primarily due to the increase in net loans of $73.9 million, or 6.2%, due to the increased emphasis in mortgage and consumer loan originations in the Oakland and Macomb markets. Continuing to execute our strategic plan of managed growth and expansion of our network into southeast Michigan, we have recently opened new retail banking centers in Chesterfield Township, Marysville and in the city of Lapeer. As such, premises and equipment increased $3.6 million or 10.8%. Additionally, Federal Home Loan Bank (FHLB) stock increased $4.2 million, or 30.8%, due to the increase in FHLB advances. The FHLB requires its members to maintain certain capital holdings based on advances outstanding.
     Total liabilities increased $171.4 million, or 13.9%, from $1.230 billion at December 31, 2004 to $1.402 billion at June 30, 2005. Total deposits increased $87.5 million, or 9.4%, primarily due to an increase of $35.6 million in brokered deposits supplemented by increased efforts to attract new deposits in the Oakland and Macomb Counties. FHLB advances have increased by $80.7 million or 34.7% primarily to fund the loan growth experienced during the quarter. Based on our expected loan growth verses the expected deposit growth, management expects that FHLB advances and/or brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense upon analyzing maturity and repricing data.
     Portfolio Loans and Asset Quality. Nonperforming assets totaled $16.2 million at June 30, 2005 compared to $11.7 million at December 31, 2004, an increase of $4.5 million, or 38.6%. Additionally, nonperforming assets as a percentage of total assets increased to 1.0% at June 30, 2005 compared to 0.84% at December 31, 2004. As indicated by the table below, a majority of the increase was in commercial loans. Due to further deterioration, credits previously monitored on our watch list at December 31, 2004 were moved to a nonperforming loan status. Management regularly monitors these loans and meets with the customers to ensure that losses are mitigated to the maximum extent possible.
     The following table sets forth information regarding nonperforming assets (in thousands):

	June 30,	December 31,
	2005	2004
Nonperforming loans:
Real estate	$5,713	$5,745
Commercial	7,797	3,343
Consumer	1,696	1,543

Total	15,206	10,631
Real estate and other assets owned	958	1,032

Total nonperforming assets	$16,164	$11,663

Total nonperforming loans as a percentage of total loans	1.19%	0.88%
Total nonperforming assets as a percentage of total assets	1.03%	0.84%
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

	Three Months		Six Months
	ended June,		ended June,
	2005	2004	2005	2004

Balance, beginning of period	$13,705	$12,646	$13,472	$11,664
Acquired from acquisition	—	—	—	1,135
Provision for loan losses	780	198	1,260	288
Charge-offs	(669)	(328)	(971)	(688)
Recoveries	101	384	156	501

Balance, end of period	$13,917	$12,900	$13,917	$12,900

Allowance for loan losses to total loans	1.09%	1.18%	1.09%	1.18%
Allowance for loans losses to nonperforming loans	91.52%	183.39%	91.52%	183.39%
     Deposits. Deposits increased $87.5 million, or 9.4%, from December 31, 2004 to $1.021 billion at June 30, 2005. The increase of $59.7 million, or 7.08%, in interest bearing deposits was primarily due to an increase in certificates of deposits of $81.8 million, or 22.7%, to $442.7 million due to various promotions of these types of deposits implemented during the quarter and was partially a result of Citizens First entering the brokered deposits market. Additionally, money market deposits increased $11.1 million, or 4.3%, to $266.8 million primarily due to an increase of deposits held from municipalities and other public entities. The increase in deposits was partially offset by a decrease in interest and noninterest bearing deposits of $5.7 million, or 2.6%, some of which can be attributable to the various promotions in other types of deposit accounts.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 and 2004
     Summary. Net income for the three months ended June 30, 2005 increased $199,000, or 10.2%, to $2.1 million from $1.9 million for the previous period. Net income for the six months ended June 30, 2005 increased $323,000, or 8.4%, to $4.2 million from $3.8 million for the previous period. The increases for both periods were primarily due to an increase of $1.1 million, or 10.5%, and $2.3 million, or 11.0%, in net interest income after provision for loan losses for the three and six month periods, respectively. As discussed in previous quarterly filings, the current rising interest rate environment and the composition of our loan portfolio is yielding the results expected during this time period. The increase in net income was offset by increases in noninterest expense of $959,000, or 10.2%, and $2.2 million, or 12.0%, for the three and six month periods ended June 30, 2005 compared to June 30, 2004, respectively.
     Net Interest Income. Net interest income, after provision for loan losses, for the second quarter totaled $11.8 million, an increase of 10.5% as compared to the 2004 quarter. Net interest income, after provision for loan losses, for the first six months of 2005 totaled $23.3 million, an increase of 11.0% as compared to $21.0 million for the same period in 2004. The increases for both the three and six month periods were primarily due to the increase in net interest margin of 3 and 7 basis points as compared to the same previous periods, respectively, as noted in the tables below. Additionally, the prime rate increased 200 basis points from June 30, 2004 and the growth in the average balance in the loan portfolio of 18.1% and 16.4%, respectively, were both accretive to net interest income. Offering rates increased on deposits as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increased costs of attracting new deposits, an increase in the cost of borrowings and the brokered deposits costs to fund loan growth affected net interest margin. Management expects net interest income to increase slightly throughout 2005 as we continue to monitor interest rate risk in a rising rate environment. Loan growth is expected to continue slightly over the subsequent quarters as we continue to implement certain phases of our long term strategic plan.
     The following tables present an analysis of net interest margin for the three and six month periods ending June 30, 2005 and 2004 (in thousands).

	For the Three Months Ended June 30,
	2005			2004			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,293,565	$20,301	6.29%	$1,095,520	$16,188	5.88%	$198,045	$(193,932)	$4,113
Securities (2):
Taxable	66,531	876	5.28%	91,376	657	2.86%	(24,845)	25,064	219
Tax-exempt	31,385	313	4.00%	19,589	122	2.48%	11,796	(11,605)	191
Federal funds sold	1,040	12	4.63%	493	5	4.03%	547	(540)	7
Federal Home Loan Bank stock	16,607	152	3.67%	10,800	113	4.16%	5,807	(5,768)	39
Interest earning deposits	7,997	40	2.01%	3,402	8	0.94%	4,595	(4,563)	32

Total interest-earning assets	1,417,125	21,694	6.14%	1,221,180	17,093	5.57%	195,945	(191,344)	4,601

Noninterest-earning assets	77,761			76,765

Total assets	$1,494,886			$1,297,945

Liabilities
Deposits:
Savings	$97,164	$136	0.56%	$101,460	$145	0.57%	$(4,296)	$4,287	$(9)
NOW	87,087	336	1.55%	115,768	178	0.61%	(28,681)	28,839	158
Money market	264,276	1,245	1.89%	257,703	857	1.32%	6,573	(6,185)	388
Certificates of deposit	416,160	3,563	3.43%	312,296	2,402	3.06%	103,864	(102,703)	1,161

Total interest bearing deposits	864,687	5,280	2.45%	787,227	3,582	1.81%	77,460	(75,762)	1,698
FHLB advances and other borrowings	345,147	3,877	4.51%	238,522	2,673	4.46%	106,625	(105,420)	1,205

Total interest-bearing liabilities	1,209,834	9,157	3.04%	1,025,749	6,255	2.43%	184,085	(181,182)	2,903

Non-interest bearing deposits	112,386			101,573
Other Noninterest-bearing liabilities	8,049			11,354

Total liabilities	1,330,269			1,138,676
Stockholders’ equity	164,617			159,269

Total liabilities and stockholders’ equity	$1,494,886			$1,297,945

Net interest-earning assets	$207,291			$195,431

Net interest income		12,536			10,838
Interest rate spread (3)			3.10%			3.14%
Net interest margin as a percentage of interest-earning assets (4)			3.55%			3.52%
Ratio of interest-earning assets
to interest-bearing liabilities			117.13%			119.05%

	For the Six Months Ended June 30,
	2005			2004			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,258,779	$38,762	6.21%	$1,080,968	$31,749	5.91%	$177,811	$(170,798)	$7,013
Securities (2):
Taxable	67,949	1,490	4.42%	92,081	1,318	2.88%	(24,132)	24,304	172
Tax-exempt	29,868	565	3.81%	19,184	318	3.33%	10,684	(10,437)	247
Federal funds sold	1,687	28	3.35%	4,637	28	1.21%	(2,950)	2,950	—
Federal Home Loan Bank stock	15,581	286	3.70%	10,486	245	4.70%	5,095	(5,054)	41
Interest earning deposits	6,806	60	1.78%	3,195	20	1.26%	3,611	(3,571)	40

Total interest-earning assets	1,380,670	41,191	6.02%	1,210,551	33,678	5.59%	170,119	(162,606)	7,513

Noninterest-earning assets	75,889			80,715

Total assets	$1,456,559			$1,291,266

Liabilities
Deposits:
Savings	$98,045	$277	0.57%	$100,315	$283	0.57%	$(2,270)	$2,264	$(6)
NOW	101,780	483	0.96%	118,672	350	0.59%	(16,892)	17,025	133
Money market	254,876	2,505	1.98%	271,607	1,800	1.33%	(16,731)	17,436	705
Certificates of deposit	399,144	6,501	3.28%	307,624	4,769	3.12%	91,520	(89,788)	1,732

Total interest bearing deposits	853,845	9,766	2.31%	798,218	7,202	1.81%	55,627	(53,063)	2,564
FHLB advances and other borrowings	318,963	6,874	4.35%	224,263	5,201	4.66%	94,700	(93,026)	1,674

Total interest-bearing liabilities	1,172,808	16,640	2.86%	1,022,481	12,403	2.44%	150,327	(146,089)	4,238

Non-interest bearing deposits	109,624			97,261
Other Noninterest-bearing liabilities	9,355			11,323

Total liabilities	1,291,787			1,131,065
Stockholders’ equity	164,772			160,201

Total liabilities and stockholders’ equity	$1,456,559			$1,291,266

Net interest-earning assets	$207,862			$188,070

Net interest income		24,550			21,275
Interest rate spread (3)			3.16%			3.15%
Net interest margin as a percentage of interest-earning assets (4)			3.59%			3.52%
Ratio of interest-earning assets
to interest-bearing liabilities			117.72%			118.39%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
     Provision for Loan Losses. The provisions for loan losses for the three and six months ended June 30, 2005 were $780,000 and $1.3 million, respectively, as compared to $198,000 and $288,000 for the same periods in the prior year. This increase in the provision for loan losses is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business, and historical charge off rates in the overall loan portfolio. Additional reserves were provided in line with the loan growth experience during the more recent quarters and for a problem loan that management is diligently working through with our customer as mentioned in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The resolution of this problem loan is not expected to have a material impact on net income. The loan loss allowance as a percentage of total loans decreased from 1.12% at December 31, 2004 to 1.09% at June 30, 2005. The allowance for loan losses as a percentage of nonperforming loans decreased from 127% at December 31, 2004 to 92% at June 30, 2005 as a result of assets growing at a faster pace than the increase in nonperforming loans at June 30, 2005 compared to December 31, 2004.

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
     Noninterest Income. Noninterest income for the three and six months ended June 30, 2005 remained relatively flat as compared to the same time periods for 2004. Increases in noninterest income include trust fee income of $112,000 and $164,000 for the three and six months ended June 30, 2005, respectively, offset by decreases in the gain on sale of securities available for sale of $250,000 and $688,000 since no securities were sold during 2005. The Company hired an experience trust officer for implementation of trust services at Metrobank. A majority of the increase in trust fees was primarily related to the development of new relationships throughout our branch network and including Metrobank. We expect this source of noninterest income to increase slightly in subsequent periods due to the economic conditions, relative wealth of Oakland county and the opportunities that may be present in the Metrobank customer base.
     As further discussed in the Liquidity and Capital Resources section below, we expect that the gain on mortgage loan sales from this particular transaction to be between $575,000 and $625,000, net of tax. Excluding this specific loan sale, we do not expect a significant increase in gain on loan sales during the remainder of the year as the current interest rate environment is not the same as previous years.
     Noninterest Expense. Noninterest expense for the three and six months ended June 30, 2005 increased to $10.4 million and $20.6 million compared to $9.5 million and $18.4 million for the same time periods in the prior year. Compensation, payroll taxes and employee benefits increased by $268,000 for the second quarter and $799,000 for the first six months of 2005, primarily due to increases in wages and additions of staff due the new loan production offices and banking centers and one-time severance package costs incurred with the reduction of personnel at Metrobank. We expect compensation expense to increase slightly throughout the remainder of 2005 as a result of our growth and staffing necessary to meet customer needs, offset by efficiencies obtained as a result of the consolidation and streamlining of responsibilities from departed Metrobank personnel. Additionally, office occupancy expense increased $197,000 and $343,000 for the three and six months ended June 30, 2005 as compared to the same time periods in the prior year, respectively, due to additional banking centers and an increase in the number of leases in Oakland, Macomb and Lapeer counties over the same periods in the prior year. Management has decided to bring the data that resulted in savings over a 5 year time period when compared to outsourcing this function. Additionally, management is confident that having this process in-house will provide to us the flexibility to exceed our customers’ needs and expectations. A majority of the costs will be in the form of equipment and facilities which will be capitalized. Professional fees increased $195,000 and $643,000 for the three and six months ended June 30, 2005 over the same periods in the prior year as a result of Sarbanes-Oxley (SOX) Act requirements. Management’s expectation is to experience a slight reduction in professional fees over the next two quarters as we have successfully completed the first year of testing under the SOX Act.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the six months ended June 30, 2005, the Company originated $375.8 million of loans and purchased $10.4 million of securities and in fiscal 2004, originated $636.4 million of loans and purchased $63.9 million of securities.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and short-term investments totaled $54.4 million and securities classified as available for sale totaled $90.7 million.

     The Company originates fixed-rate mortgage loans conforming to Freddie Mac and Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $50.2 million and $126.8 million for the six months ended June 30, 2005 and year ended December 31, 2004, respectively.
     During the second quarter of 2005, the Company’s Asset/Liability Committee gave management the authority to sell up to $75 million in 5/1 adjustable rate mortgages loans, servicing rights retained, to fund growth and to provide liquidity. Management submitted three pools of mortgage loans that had consistent terms and conditions to Freddie Mac. Management of Citizens First agreed to securitize with Freddie Mac and sell to other investors approximately $62 million in mortgage backed securities, of which the loans were included in Loans Held for Sale on the balance sheet at June 30, 2005. The sale was recorded at the end of July and is expected to result in a gain between $575,000 and $625,000, net of tax. The funds received from this sale will provide liquidity and be used to pay off FHLB variable rate advances and fund loan growth. Based on our projected growth in mortgage originations, management expects to replace the pool of loans before year end with loans that have more favorable yields based on the current interest rate environment.
     Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLB advances. The Company experienced a net increase in total deposits of $87.5 million for the six months ended June 30, 2005, and a net increase of $50.0 million for fiscal 2004. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits.
     The Company had the ability to borrow a total of approximately $509.5 million from its correspondent banks and the FHLB, of which $371.3 million was outstanding at June 30, 2005. Advances outstanding with the FHLB on that date were $312.9 million. During the six months ended June 30, 2005, the net increase in FHLB advances was $80.7 million, primarily to provide liquidity for loan growth and manage interest rate risk. Included in the total amount of available borrowings was a bank line-of-credit in the amount of $25.0 million, of which $10.0 million was outstanding at June 30, 2005. The Company’s request for an additional $15 million increase on this bank line-of-credit was approved by both the bank and the Company’s Board of Directors.
     At June 30, 2005, the Company had outstanding commitments to originate loans of $330.2 million, of which $75.8 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. More recently, the Company has selected various brokers to originate brokered deposits in the open market. The brokered deposit relationships provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of June 30, 2005 totaled $274.5 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Banks are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2005, the Banks exceeded all of the regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2005, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2004.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the second quarter approximately 678 deferred compensation stock units for the aggregate consideration of $14,000. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of up to 428,701 shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The termination of this repurchase program is indefinite, subject to termination by the Company’s Board of Directors. The following table summarizes the Company’s share repurchase activity for the three months ended June 30, 2005.

			Total Number of
			Shares Purchased as	Remaining Share
	Total Number of	Average Price Paid	Part of Publicly	Repurchase
Period	Shares Purchased	per Share	Announced Programs	Authorization
4/1/2005 to
4/30/2005	—	—	—	262,877

5/1/2005 to
5/31/2005	7,300	$21.20	7,300	255,577

6/1/2005 to
6/30/2005	28,531	20.62	28,531	227,046

Total	35,831	$20.68	35,831	227,046
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of the shareholders of the Company was held on May 26, 2005. The results of the vote were as follows:
1.	The following individual was elected as a director for a three (3) year term:

	VOTES FOR	VOTES WITHHELD
Ronald W. Cooley	7,409,153	144,369
     Directors Marshall J. Campbell and Christopher A. Kellerman continue their term until the 2006 Annual Meeting.
     Directors Walid Demashkieh, M.D. and Timothy D. Regan continue their term until the 2007 Annual Meeting.
2.	The ratification of the appointment of BDO Seidman, LLP as independent auditors of Citizens First Bancorp, Inc. for the fiscal year ended December 31, 2005:

FOR	AGAINST	ABSTAIN
7,473,396	73,710	6,416
Item 5. Other Information.
     None.
Item 6. Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.

Dated: August 8, 2005	By:	/s/ Marshall J. Campbell

Marshall J. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2005	By:	/s/ Timothy D. Regan

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