Form 10-Q
period 2005-09-30
CITIZENS FIRST BANCORP INC
filed 2005-11-09
CIK 1127442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,451,014 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2005.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheet at September 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Unaudited
	September 30,	December 31,
	2005	2004
ASSETS

Cash and due from depository institutions	$42,987	$27,937
Federal funds sold	577	—
Interest-bearing deposits in other depository institutions	11,129	—

Total cash and cash equivalents	54,693	27,937

Securities available for sale, at fair value	92,218	93,839
Federal Home Loan Bank stock, at cost	17,700	13,536
Loans held for sale	8,100	192
Loans — less allowance for loan losses of $14,292 and $13,472, (Note 6)	1,346,924	1,192,057
Premises and equipment, net	35,753	30,680
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $1,081 and $660 (Note 5)	3,319	3,740
Accrued interest receivable and other assets	23,706	21,569

Total assets	$1,592,227	$1,393,364

LIABILITIES

Deposits:
Noninterest-bearing	$120,781	$89,416
Interest-bearing	967,718	843,688

Total deposits	1,088,499	933,104

Federal Home Loan Bank advances	271,440	232,209
Bank line of credit	11,000	10,000
Federal funds purchased	44,061	45,527
Accrued interest payable and other liabilities	9,802	9,630

Total liabilities	1,424,802	1,230,470

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	93,731	93,409
Retained earnings	102,418	98,068
Accumulated other comprehensive income (loss)	(751)	(621)
Treasury stock, at cost (1,347,912 and 1,278,891 shares)	(23,739)	(23,004)
Deferred compensation obligation	2,833	2,632
Unearned compensation — ESOP	(7,162)	(7,685)

Total stockholders’ equity	167,425	162,894

Total liabilities and stockholders’ equity	$1,592,227	$1,393,364

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$21,961	$16,575	$60,623	$48,324
Federal funds sold and interest bearing deposits	93	22	181	70
Securities:
Tax-exempt	343	259	908	668
Taxable	857	788	2,733	2,260

Total interest income	23,254	17,644	64,445	51,322
INTEREST EXPENSE
Deposits	6,364	3,602	16,130	10,804
Short-term borrowings	443	294	1,212	524
FHLB advances	3,278	2,473	9,383	7,444

Total interest expense	10,085	6,369	26,725	18,772

NET INTEREST INCOME	13,169	11,275	37,720	32,550
PROVISION FOR LOAN LOSSES	560	470	1,820	758

NET INTEREST INCOME, after provision for loan losses	12,609	10,805	35,900	31,792
NONINTEREST INCOME
Service charges and other fees	676	469	1,787	1,777
Mortgage banking activities	1,250	382	2,247	942
Trust fee income	252	205	793	582
Gain(loss) on sale of securities available for sale	—	(240)	—	448
Other	9	(18)	222	98

Total noninterest income	2,187	798	5,049	3,847

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,015	3,561	14,268	12,015
Office occupancy and equipment	1,715	1,246	4,779	4,164
Advertising and business promotion	351	379	1,172	1,350
Stationery, printing and supplies	547	427	1,473	1,310
Data processing	498	293	1,424	980
Professional fees	1,034	860	3,230	2,413
Core deposit intangible amortization	140	165	421	495
Other	1,627	1,325	4,322	3,764

Total noninterest expense	10,927	8,256	31,089	26,491

INCOME, before federal income tax expense	3,869	3,347	9,860	9,148
Federal income tax expense	1,386	1,142	3,225	3,113

NET INCOME	$2,483	$2,205	$6,635	$6,035

EARNINGS PER SHARE, BASIC	$0.32	$0.28	$0.84	$0.77

EARNINGS PER SHARE, DILUTED	$0.31	$0.28	$0.84	$0.76

DIVIDENDS PER SHARE	$0.09	$0.09	$0.27	$0.27

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Nine months ended September 30, 2004

Balance, January 1, 2004	$95	$92,911	$92,684	$613	$(21,787)	$2,054	$(8,383)	$158,187

Exercise of stock options		8			84			92

Purchase of treasury stock					(1,046)			(1,046)

Deferred compensation						383		383

Allocation of ESOP shares		353					523	876

Dividends paid ($.27 per share)			(2,256)					(2,256)

Net income			6,035					6,035
Change in net unrealized gain on securities available for sale, net of tax effect of ($268)				(521)				(521)

Total comprehensive income								5,514

Balance, September 30, 2004	$95	$93,272	$96,463	$92	$(22,749)	$2,437	$(7,860)	$161,750

Nine months ended September 30, 2005

Balance, January 1, 2005	$95	$93,409	$98,068	$(621)	$(23,004)	$2,632	$(7,685)	$162,894

Exercise of stock options		1			47			48

Purchase of treasury stock					(782)			(782)

Deferred compensation						201		201

Allocation of ESOP shares		321					523	844

Dividends paid ($.27 per share)			(2,285)					(2,285)

Net income			6,635					6,635
Change in net unrealized loss on securities available for sale, net of tax effect of ($67)				(130)				(130)

Total comprehensive income								6,505

Balance, September 30, 2005	$95	$93,731	$102,418	$(751)	$(23,739)	$2,833	$(7,162)	$167,425

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$6,635	$6,035
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,820	758
Deferred compensation and ESOP	1,045	1,259
Depreciation	1,734	1,500
Core deposit intangible amortization	421	495
Amortization of securities	632	2,157
Proceeds from sale of mortgage loans held for sale	82,555	100,572
Origination of mortgage loans held for sale	(89,922)	(98,831)
Gain on sale of mortgage loans	(541)	(9)
Gain on sale of securities available for sale	—	(448)
(Gain)/loss on sale of premises and equipment	(72)	144
Changes in assets and liabilities, net of acquisition:
Increase in accrued interest receivable and other assets	(2,070)	(2,188)
Increase in accrued interest payable and other liabilities	172	4,750

Net cash provided by operating activities	2,409	16,194
LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	11,067	18,927
Proceeds from sale of securities available for sale	95	63,261
Purchase of securities available for sale	(10,370)	(59,933)
Purchase of Federal Home Loan Bank stock	(4,164)	(1,441)
Acquisition, net of cash acquired	—	(24,398)
Net increase in loans	(156,687)	(104,591)
Proceeds from sale of premises and equipment	257	4
Purchase of premises and equipment	(6,992)	(4,762)

Net cash used in lending and investing activities	(166,794)	(112,933)
DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	155,395	49,848
Net (decrease)/increase in federal funds purchased	(1,466)	14,343
Proceeds from exercises of stock options	48	92
Payment of dividends	(2,285)	(2,256)
Purchase of treasury stock	(782)	(1,046)
Proceeds from line of credit	1,000	10,000
Repayment of FHLB advances	(136,269)	(36,916)
Proceeds from FHLB advances	175,500	72,500

Net cash provided by deposit and financing activities	191,141	106,565

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,756	9,826
CASH AND CASH EQUIVALENTS, beginning of period	27,937	33,647

CASH AND CASH EQUIVALENTS, end of period	$54,693	$43,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$27,560	$18,992
Federal income taxes	2,600	2,550
See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Citizens First Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     As previously discussed in prior quarterly reports, the Company’s Board of Directors approved the merger of Metrobank’s charter into Citizens First’s charter. Management has received approval for this merger from the regulatory authorities effective October 1, 2005.
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
NEW ACCOUNTING PRONOUNCEMENTS
     On November 3, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 115-1. This FSP addresses the determination as to when an investment in a debt or equity security is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment loss and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. Although management has not completed its assessment of the impact of this FSP, which is effective for the Company January 1, 2006, it is not expected to have a material impact on the financial position, results of operations or liquidity of the Company.
     SFAS No. 123(R), Share Based Payment, establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions as compensation expense and measure the cost based on the grant-date fair value of the award. The Company is required to adopt SFAS 123(R) no later than January 1, 2006. Currently the Company uses the intrinsic-value method which does not result in expense recognition but, instead, requires pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied. Effective June 30, 2005, the Company’s Board of Directors approved the acceleration of the vesting of substantially all of the company's outstanding stock options in conjunction with an overall review of the compensation system and in anticipation of implementation of Statement No. 123(R). See Note 3 for the stock based compensation pro forma disclosures and the related effects on basic and diluted earnings per share.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. The Company expects no significant effect on the its financial statements as a result of the adoption of this Statement.
NOTE 3 — STOCK BASED COMPENSATION
     Under the Company’s stock based incentive plan, the Company may grant up to 476,338 stock awards and 1,429,014 stock options to its directors, officers and employees. The Company accounts for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, establishes an alternative fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. As discussed in the section labeled NEW ACCOUNTING PRONOUNCEMENTS above, the Company vested substantially all of its stock options effective June 30, 2005. By not electing this fair value alternative, certain pro forma disclosures of the expense recognition provisions of Statement No. 123 are required, and include the effects of such immediate vesting of substantially all of the stock options are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$2,483	$2,205	$6,635	$6,035
Deduct: Stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(31)	(34)	(626)	(96)

Pro forma net income	$2,452	$2,171	$6,009	$5,939

Earnings per share
Basic — as reported	$0.32	$0.28	$0.84	$0.77
Basic — pro forma	$0.31	$0.28	$0.76	$0.75
Diluted — as reported	$0.31	$0.28	$0.84	$0.76
Diluted — pro forma	$0.31	$0.28	$0.76	$0.75

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
     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$2,483	$2,205	$6,635	$6,035

Average number of common shares outstanding used to calculate basic earnings per common share	7,857,423	7,855,771	7,882,827	7,881,175
Effect of dilutive securities	38,706	30,835	38,852	35,509

Average number of common shares outstanding used to calculate diluted earnings per common share	7,896,129	7,886,606	7,921,679	7,916,684

Number of antidilutive stock options excluded from diluted earnings per share computation	38,356	38,410	35,356	38,410

NOTE 5 — GOODWILL AND INTANGIBLES
     Goodwill at September 30, 2005 and December 31, 2004 was $9.8 million. Goodwill is reviewed annually for impairment. The Company completed this review during the fourth quarter of 2004 and determined that goodwill was not impaired.
     Net other intangible assets at September 30, 2005 and December 31, 2004 were $3.3 million and $3.7 million, respectively. These assets consist primarily of core deposit intangibles and are being amortized as follows: $561,000, $477,000, $405,000, $383,000 and $383,000 in 2005, 2006, 2007, 2008, and 2009, respectively.
NOTE 6 — LOANS
Loans were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Real estate loans:
One-to four-family	$400,298	$404,655
Commercial and multi-family	392,728	345,936
Residential construction	65,674	30,917
Home equity and lines of credit	127,737	113,202

	986,437	894,710
Commercial loans	264,903	222,403
Consumer loans:
Vehicles	85,008	66,463
Other	26,105	24,184

	111,113	90,647

Total loans	1,362,453	1,207,760
Less:
Allowance for loan losses	14,292	13,472
Net deferred loan fees	1,237	2,231

Net loans	$1,346,924	$1,192,057

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
     The total contractual amounts of standby letters of credit were $8.3 million and $6.4 million at September 30, 2005 and December 31, 2004, respectively. There were no contractual amounts outstanding of commercial letters of credit at September 30, 2005 or December 31, 2004.
     At September 30, 2005, the Company had outstanding commitments to originate loans of $355.5 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $58.0 million and $6.5 million at September 30, 2005 and December 31, 2004, respectively. The fair value of forward contracts was insignificant at September 30, 2005 and December 31, 2004.
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. Those factors, many of which are subject to change based on various other factors, including factors beyond the Company’s control, and other factors, including others discussed in the Company’s Annual Report to Stockholders, the Company’s Form 10-K, other factors identified in the Company’s other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company and its operations or cause its financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company’s forward-looking statements. The impact of technological changes implemented by the Company and the Banks and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers. In this regard, the Company is in the process of bringing the function of data processing in-house (see below for further discussion). There can be no assurance, however, that the planned data processing conversion will not be more difficult or expensive than anticipated or have unforeseen consequences.
OVERVIEW. The Company is a community-oriented financial institution, offering a wide range of deposit, loan and trust management products to its customers. The Company’s commitment to community oriented banking is reflected in its Certificate of Incorporation, which is posted on the Company’s website (www.cfsbank.com), as well as in its corporate governance. In recent years, the Company’s strategy has been one of controlled balance sheet growth and broader diversification of its loan products and loan portfolio. The Company has emphasized originating residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans while maintaining asset quality and improving profitability on these products. The Company originates fixed-rate one-to-four-family residential mortgage loans primarily for sale, while generally retaining the servicing rights as to those mortgages. Loans that do not meet the standards of the investors for a variety of reasons and reasons that do not impair the value of the loan remain in the Company’s loan portfolio. We continue to focus on opportunities to increase sources of noninterest income through service fees and other value added products which we believe would benefit our customers.

     We are in the process of securing facilities for a data processing center, in addition to extensive remodeling of our main office to accommodate our growth in full time equivalents. Additionally, we are building a strong and effective team of staff to execute the necessary daily data processing activities and other processes necessary to bring the item processing function in-house, which is expected to take place in the first half of 2006.
CRITICAL ACCOUNTING POLICIES. As of September 30, 2005, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2004. The Company’s critical accounting policies are described in the financial section of its 2004 Annual Report. Management believes its critical accounting policies relate to the allowance for loan losses, the valuation of mortgage servicing rights and goodwill.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
     Summary. Total assets increased $198.9 million, or 14.3%, to $1.592 billion at September 30, 2005, from $1.393 billion at December 31, 2004, primarily due to the increase in net loans of $154.9 million, or 13.0%, due to the increased emphasis in commercial and consumer loan originations in the Oakland and Macomb markets. Our market share is beginning to realize the benefits of hiring seasoned loan officers where necessary at our recently opened retail banking centers in Chesterfield Township, Marysville and in the city of Lapeer. Loan and deposit growth in these areas are improving as expected with new retail branches. Premises and equipment increased $5.1 million or 16.5% due to these locations and renovations to the main office. Additionally, Federal Home Loan Bank (FHLB) stock increased $4.2 million, or 30.8%, due to the increase in FHLB advances. The FHLB requires its members to maintain certain capital holdings based on advances outstanding.
     Total liabilities increased $194.3 million, or 15.8%, from $1.230 billion at December 31, 2004 to $1.425 billion at September 30, 2005. Total deposits increased $155.4 million, or 16.7%, primarily due to an increase of $41.9 million in brokered deposits supplemented by increased efforts to attract new deposits in the Oakland and Macomb Counties. FHLB advances have increased by $39.2 million or 16.9% primarily to fund the loan growth experienced during the quarter. Based on our expected loan growth versus the expected deposit growth, management expects that FHLB advances and/or brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense upon analyzing maturity and repricing data and balancing interest rate risk in a rising rate environment.
     Portfolio Loans and Asset Quality. Nonperforming assets totaled $21.7 million at September 30, 2005 compared to $11.7 million at December 31, 2004, an increase of $10.1 million, or 86.3%. Correspondingly, nonperforming assets as a percentage of total assets increased to 1.4% at September 30, 2005 compared to 0.84% at December 31, 2004. As indicated by the table below, a majority of the increase was in commercial loans. The majority of the increase resulted from the downgrade of previously recognized “watch” rated credits to nonperforming status. These downgrades were the result of deterioration in the financial condition of certain borrowers. These credits are regularly monitored, have been under the management of an experienced special asset officer and workout plans are in place to mitigate any potential losses.
     The following table sets forth information regarding nonperforming assets (in thousands):

	September 30,	December 31,
	2005	2004
Nonperforming loans:
Real estate	6,424	$5,745
Commercial	12,088	3,343
Consumer	1,960	1,543

Total	20,472	10,631
Real estate and other assets owned	1,260	1,032

Total nonperforming assets	$21,732	$11,663

Total nonperforming loans as a percentage of total loans	1.50%	0.88%
Total nonperforming assets as a percentage of total assets	1.36%	0.84%

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

	Three Months		Nine Months
	ended September, 30		ended September, 30
	2005	2004	2005	2004
Balance, beginning of period	$13,917	$12,900	$13,472	$11,664
Acquired from acquisition	—	—	—	1,135
Provision for loan losses	560	470	1,820	758
Charge-offs	(259)	(169)	(1,230)	(857)
Recoveries	74	(96)	230	405

Balance, end of period	$14,292	$13,105	$14,292	$13,105

Allowance for loan losses to total loans			1.05%	1.15%
Allowance for loans losses to nonperforming loans			69.81%	157.17%
     Deposits. Deposits increased $155.4 million, or 16.7%, from December 31, 2004 to $1.089 billion at September 30, 2005. The increase of $124.0 million, or 14.7%, in interest bearing deposits was primarily due to an increase in certificates of deposits of $121.0 million, or 33.5%, to $482.0 million due to various promotions of these types of deposits implemented during the quarter, supplemented by a net increase of $41.9 million of brokered deposits. Additionally, money market deposits increased $47.5 million, or 18.6%, to $303.3 million primarily due to an increase of deposits held from municipalities and other public entities. The increase in deposits was partially offset by a decrease in NOW accounts of $37.9 million, or 29.3%, some of which can be attributable to the various promotions in other types of deposit accounts.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
     Summary. Net income for the three months ended September 30, 2005 increased $278,000, or 12.6%, to $2.5 million from $2.2 million for the previous period. Net income for the nine months ended September 30, 2005 increased $600,000, or 9.9%, to $6.6 million from $6.0 million for the previous period. The increases for both periods were primarily due to an increase of $1.8 million, or 16.7%, and $4.1 million, or 12.9%, in net interest income after provision for loan losses for the three and nine month periods, respectively. Additionally, the loan sale of $62 million in 5/1 adjustable rate mortgages during the recent third quarter resulted in a pre tax gain of $937,000. As discussed in previous quarterly filings, the current rising interest rate environment and the composition of our loan portfolio is yielding the results expected during this time period. The increase in net interest income was offset by increases in noninterest expense of $2.7 million, or 32.4%, and $4.6 million, or 17.4%, for the three and nine month periods ended September 30, 2005 compared to September 30, 2004, respectively.
     Net Interest Income. Net interest income, after provision for loan losses, for the third quarter of 2005 totaled $12.6 million, an increase of 16.7% as compared to the 2004 third quarter. Net interest income, after provision for loan losses, for the first nine months of 2005 totaled $35.9 million, an increase of 12.9% as compared to $31.8 million for the same period in 2004. This increase was primarily a result of the prime rate increase of 200 basis points from September 30, 2004 and the growth in the average balance in the loan portfolio of 19.9% and 16.0% for the three and nine months ending September 30, 2005 compared to the previous periods, respectively. Due to our efforts in attracting new deposits, offering rates increased as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increased costs of attracting new deposits, an increase in the cost of borrowings and the brokered deposits costs to fund loan growth affected net interest margin. Management expects net interest income to increase slightly through the end of 2005 as we continue to monitor interest rate risk in a rising rate environment. Loan growth is expected to continue slightly over the subsequent quarters as we continue to implement certain phases of our long term strategic plan.

     The following tables present an analysis of net interest margin for the three and nine month periods ending September 30, 2005 and 2004 (in thousands).

	For the Three Months Ended September 30,
	2005			2004			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,356,060	$21,961	6.43%	$1,130,742	$16,575	5.83%	$13,136	$(7,750)	$5,386
Securities (2):
Taxable	61,138	671	4.35%	64,386	689	4.26%	(138)	120	(18)
Tax-exempt	31,820	343	4.28%	28,931	259	3.56%	103	(19)	84
Federal funds sold	1,777	8	1.79%	979	2	0.81%	6	(0)	6
Federal Home Loan Bank stock	17,700	186	4.17%	11,772	119	4.02%	238	(171)	67
Interest earning deposits	9,793	85	3.44%	4,969	20	1.60%	77	(12)	65

Total interest-earning assets	1,478,288	23,254	6.24%	1,241,779	17,664	5.66%	13,422	(7,832)	5,590

Noninterest-earning assets	68,753			92,033

Total assets	$1,547,041			$1,333,812

Liabilities
Deposits:
Savings	$94,031	$144	0.61%	$99,924	$147	0.59%	$(35)	$32	$(3)
NOW	78,505	166	0.84%	123,507	218	0.70%	(315)	263	(52)
Money market	296,761	2,010	2.69%	264,330	897	1.35%	438	675	1,113
Certificates of deposit	457,162	4,044	3.51%	322,609	2,340	2.89%	3,889	(2,185)	1,704

Total interest bearing deposits	926,459	6,364	2.73%	810,370	3,602	1.77%	3,977	(1,215)	2,762
FHLB advances and other borrowings	324,534	3,721	4.55%	253,689	2,767	4.34%	3,075	(2,121)	954

Total interest-bearing liabilities	1,250,993	10,085	3.20%	1,064,059	6,369	2.38%	7,051	(3,335)	3,716

Non-interest bearing deposits	116,127			98,321
Other Noninterest-bearing liabilities	12,607			10,893

Total liabilities	1,379,727			1,173,273
Stockholders’ equity	167,314			160,539

Total liabilities and stockholders’ equity	$1,547,041			$1,333,812

Net interest-earning assets	$227,295			$177,720

Net interest income		13,169			11,295
Interest rate spread (3)			3.04%			3.28%
Net interest margin as a percentage of interest-earning assets (4)			3.53%			3.61%
Ratio of interest-earning assets to interest-bearing liabilities			118.17%			116.70%

	For the Nine Months Ended September 30,
	2005			2004			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,272,677	$60,623	6.37%	$1,097,559	$48,324	5.88%	$10,297	$2,002	$12,299
Securities (2):
Taxable	63,807	2,260	4.74%	76,777	1,896	3.30%	(428)	792	364
Tax-exempt	30,518	908	3.98%	22,433	668	3.98%	322	(82)	240
Federal funds sold	1,717	36	2.80%	4,216	30	0.95%	(24)	30	6
Federal Home Loan Bank stock	16,287	473	3.88%	10,915	364	4.45%	239	(130)	109
Interest earning deposits	7,801	145	2.49%	4,686	40	1.14%	36	69	105

Total interest-earning assets	1,392,807	64,445	6.19%	1,216,586	51,322	5.63%	10,442	2,681	13,123

Noninterest-earning assets	93,912			88,862

Total assets	$1,486,719			$1,305,448

Liabilities
Deposits:
Savings	$96,707	$421	0.58%	$100,184	$430	0.57%	$(20)	$11	$(9)
NOW	94,022	650	0.92%	120,284	568	0.63%	(165)	247	82
Money market	268,838	4,515	2.25%	269,181	2,697	1.34%	(5)	1,823	1,818
Certificates of deposit	418,484	10,544	3.37%	312,619	7,109	3.04%	3,218	217	3,435

Total interest bearing deposits	878,051	16,130	2.46%	802,268	10,804	1.80%	3,028	2,298	5,326
FHLB advances and other borrowings	320,820	10,595	4.42%	234,072	7,968	4.55%	3,947	(1,320)	2,627

Total interest-bearing liabilities	1,198,871	26,725	2.98%	1,036,340	18,772	2.42%	6,975	978	7,953

Non-interest bearing deposits	111,792			97,615
Other Noninterest-bearing liabilities	10,437			11,179

Total liabilities	1,321,100			1,145,134
Stockholders’ equity	165,619			160,314

Total liabilities and stockholders’ equity	$1,486,719			$1,305,448

Net interest-earning assets	$193,936			$180,246

Net interest income		37,720			32,550
Interest rate spread (3)			3.21%			3.21%
Net interest margin as a percentage of interest-earning assets (4)			3.62%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities			116.18%			117.39%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
     Provision for Loan Losses. The provisions for loan losses for the three and nine months ended September 30, 2005 were $560,000 and $1.8 million, respectively, as compared to $470,000 and $758,000 for the same periods in the prior year. These increases in the provision for loan losses are the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business, and historical charge off rates in the overall loan portfolio. Additional reserves were provided in line with the loan growth experienced during the more recent quarters and for problem loans that management continues to work through with our customers. The loan loss allowance as a percentage of total loans decreased from 1.12% at December 31, 2004 to 1.05% at September 30, 2005. The allowance for loan losses as a percentage of nonperforming loans decreased from 127% at December 31, 2004 to 70% at September 30, 2005 as a result of the increase in nonperforming assets compared to the increase in the allowance for loan losses. The allowance for loan losses analysis includes inherent losses in the loan portfolio. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at September 30, 2005.

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
     Noninterest Income. Noninterest income for the three and nine months ended September 30, 2005 increased to $2.2 million and $5.1 million, respectively, as compared to $798,000 and $3.8 million for the same periods in the prior year. A majority of this increase was a result of the adjustable rate mortgage loan sale that occurred in July 2005. Excluding this specific loan sale, we do not expect a significant increase in gain on loan sales during the remainder of the year as the current interest rate environment is not the same as previous years. Trust fees continue to provide additional income and we expect this line of business to be accretive to noninterest income in the future. An area that continues to be on the forefront of management is service charges and other fees. This is an area that, compared to our peers, needs additional focus and improvement. Several initiatives are being reviewed by management in our efforts to increase this source of income.
     Noninterest Expense. Noninterest expense for the three and nine months ended September 30, 2005 increased to $10.9 million and $31.1 million compared to $8.3 million and $26.5 million for the same time periods in the prior year, respectively. Compensation, payroll taxes and employee benefits increased by $1.5 million for the third quarter and $2.3 million for the nine months ended 2005. These increases were primarily due to increases in wages and additions to staff due to the new loan production offices and banking centers and one-time severance package costs incurred with the reduction of personnel at Metrobank. We expect compensation expense to increase throughout the remainder of 2005 as a result of our growth and attracting experienced personnel necessary to exceed customer needs, offset by efficiencies obtained as a result of the consolidation and streamlining of responsibilities from departed Metrobank personnel. We believe that our employees are a tremendous asset and the foundation to the success of the Company and, therefore, decided to further invest in quality personnel. Additionally, office occupancy expense increased $469,000 and $615,000 for the three and nine months ended September 30, 2005 as compared to the same time periods in the prior year, respectively, due to additional banking centers and an increase in the number of leased facilities in Oakland, Macomb and Lapeer counties over the same periods in the prior year. As previously discussed, management has decided to bring the data processing function in-house during the first half of 2006 based on an analysis that resulted in savings over a 5 year time period when compared to outsourcing this function. Additionally, management is confident that having this process in-house will provide to us the flexibility to exceed our customers’ needs and expectations. A majority of the costs will be in the form of equipment and facilities which will be capitalized. Professional fees increased $174,000 and $817,000 for the three and nine months ended September 30, 2005 over the same periods in the prior year primarily as a result of Sarbanes-Oxley (SOX) Act requirements.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the nine months ended September 30, 2005, the Company originated $652.4 million of loans and purchased $10.4 million of securities and in fiscal 2004, originated $636.4 million of loans and purchased $63.9 million of securities.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and short-term investments totaled $54.7 million and securities classified as available for sale totaled $92.2 million.
     The Company originates fixed-rate mortgage loans conforming to Freddie Mac and Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $82.6 million and $126.8 million for the nine months ended September 30, 2005 and year ended December 31, 2004, respectively.

     In July 2005, management securitized approximately $62 million in mortgage backed securities with Freddie Mac and sold to other investors. The sale resulted in a pre tax gain of $937,000, of which a majority of these funds were used to pay off FHLB variable rate advances and to fund loan growth. Based on our projected growth in mortgage originations, management expects to replace the pool of loans before year end with loans that have more favorable yields based on the current interest rate environment.
     Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks and FHLB advances. The Company experienced a net increase in total deposits of $155.4 million for the nine months ended September 30, 2005, verses a net increase of $50.0 million for fiscal 2004. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits.
     The Company had the ability to borrow a total of approximately $507.5 million, $130.8 million from its correspondent banks and $376.7 million from the FHLB, of which $55.1 million and $271.4 million was outstanding at September 30, 2005, respectively. During the nine months ended September 30, 2005, the net increase in FHLB advances was $39.2 million, primarily to provide liquidity for loan growth and manage interest rate risk. Included in the total amount of available borrowings from its correspondent banks was a bank line-of-credit in the amount of $25.0 million, of which $11.0 million was outstanding at September 30, 2005.
     At September 30, 2005, the Company had outstanding commitments to originate loans of $355.5 million, of which $52.3 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. More recently, the Company has selected various brokers to originate brokered deposits in the open market. The brokered deposit relationships provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of September 30, 2005 totaled $309.3 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Banks are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2005, the Banks exceeded all of the regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2005, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2004.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the third quarter approximately 2,357 deferred compensation stock units for the aggregate consideration of $39,000, which included a retainer and board fees. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.
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

CITIZENS FIRST BANCORP, INC.

Dated: November 8, 2005	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2005	By:	/s/ Timothy D. Regan
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