Form 10-K
period 2005-12-31
CITIZENS FIRST BANCORP INC
filed 2006-03-23
CIK 1127442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $0.01 per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐
Accelerated filer: ☑
Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $166,962,552, based upon the closing price of $20.65 as quoted on the NASDAQ National Market on June 30, 2005. Solely for purposes of this calculation, the shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.
     As of March 9, 2006, the registrant had 8,423,414 shares of common stock outstanding.
Documents Incorporated by Reference
     Part III of this Annual Report on Form 10-K incorporates portions of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

     FORWARD-LOOKING STATEMENTS. The Company may from time to time make written or oral “forward-looking statements.” These forward-looking statements may be contained in this Form 10-K filed with the Securities and Exchange Commission (the “SEC”), in other filings with the SEC and in other communications by the Company and the Bank, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs, loan loss allowances and provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, capital and other expenditures and synergies, efficiencies, cost savings, deposit gathering and funding and other advantages expected to be realized from various activities. The words, “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “predict,” “continue,” and similar expressions are intended to identify forward-looking statements.
     Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties as discussed in, but not limited to, Item 1A.

Part I
Item 1. Business
General
     Citizens First Bancorp, Inc. (the “Bancorp”) was organized in October 2000 as a Delaware business corporation at the direction of Citizens First Savings Bank (the “Bank”) and is the holding company for the Bank, a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. As used in this Report, unless otherwise stated or the context otherwise requires, all references to “we,” “our,” or “us” and similar references are to the Company and/or the Bank and the consolidated subsidiaries of the Company and the Bank. The Bancorp has no significant assets, other than investments, all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the subscription offering at inception, and no significant liabilities. The Company’s commitment to community oriented banking is reflected in its Certificate of Incorporation, which is posted on the Company’s website (www.cfsbank.com), as well as in its corporate governance. The Company’s Corporate Governance Guidelines are also posted on that website.
     On January 9, 2004, the Company completed the acquisition of Metro Bancorp, Inc., and its subsidiary Metrobank, a Michigan savings bank headquartered in Farmington Hills, Michigan (“Metrobank”) primarily for the purposes of market expansion into the metropolitan Detroit area and an opportunity to leverage its capital base. Under the terms of the transaction, the Company acquired all of the outstanding stock of Metro Bancorp in exchange for cash of $30,000,000. Effective October 1, 2005, Metrobank’s charter was dissolved into the Bank and therefore is no longer a separate bank. As such, Metrobank’s subsidiaries Metrobank Mortgage, LLC and Metrobank Financial Services are consolidated into the Bank. All discussion regarding Metrobank in previous filings and references thereto are now considered part of the Bank. Currently, we refer to the Company’s four branches in Oakland county as doing business as (d/b/a) Metrobank, a subsidiary of Citizens First Bancorp, Inc. Although Metrobank is now part of the Bank, a regional president was named during 2005, as disclosed in previous SEC filings.
     Management of the Company and the Bank is substantially similar. Employees are generally employed by the Bank rather than by the Company. Accordingly, the information set forth in this Report, including the Consolidated Financial Statements and related financial data under Item 8 of this Report, relates primarily to the Bank and other consolidated subsidiaries.
     The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 23 full-service banking centers and 2 loan production offices. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one- to four-family residential property. The Company originates one- to four-family mortgage loans primarily for sale in the secondary market, although the Company generally retains the servicing rights for these mortgage loans. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans. The Company’s revenues are derived principally from the generation of interest and fees on loans originated and held and, to a lesser extent, from gains and fees related to loans originated for sale and interest and dividends earned on the Company’s investments. The Company’s primary sources of funds consist of deposits, loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities, borrowings from correspondent banks and the Federal Home Loan Bank, cash on hand, cash on deposit and brokered deposits.
     Effective December 31, 2002, the Company changed its fiscal year end to December 31, rather than on March 31. As a result, various tables, as required, throughout this 10-K report March 31, 2002 and the nine month period ended December 31, 2002.
Market Area
     The Company’s main office is in Port Huron, Michigan, which is in St. Clair County. The Company’s deposit gathering and lending activities, as well as its other primary business operations, are principally concentrated in and around the communities surrounding its 25 locations in St. Clair, Sanilac, Huron, Lapeer, Macomb and, more recently, Oakland counties, Michigan.
     Port Huron, the population center for St. Clair County, is located approximately 60 miles northeast of Detroit and 60 miles east of Flint. St. Clair County is bounded by the counties of Macomb to the south and west, Lapeer to the west and Sanilac to the north. The eastern boundary of the County is the St. Clair River and Canada. Almost half of the total land area of St. Clair is rural, and approximately one-third of the resident labor force commutes to jobs outside of the County. As of 2004, St. Clair County had a population of approximately 171,000. The largest employment sectors in St. Clair County are manufacturing, services, retail and government. The Company’s market area has a higher per capita median household income when compared to the State of Michigan and the United States.
     The market area for Oakland County consists of 910 square miles and, as of 2005, is home to more than 1.2 million people and 61,000 businesses and agencies that employ more than 720,000 people. The strength of the County’s business sector has helped it grow into an international marketplace. During the last decade, the number of households in the County grew 14 percent while the State of Michigan grew 6.1 percent. Oakland County is rated the fourth wealthiest in the United States. The education of the population is also strong, as over 89 percent of residents with ages over 25 have a high school degree and 38 percent have a Bachelor’s degree or higher.
OPERATING STRATEGY
     The Company’s strategy, in recent years, has been one of controlled balance sheet growth and broader diversification of its loan products and loan portfolio. The Company generally originates fixed-rate one-to four-family residential mortgage loans primarily for sale, while retaining the servicing rights to those mortgages. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. It has also emphasized increasing sources of noninterest income. To accomplish these objectives, the Company has sought to:
•	Operate as a community bank, expanding the services and products it offers, particularly its commercial business products and deposit products to local municipalities and government organizations.

•	Provide excellent customer service and products by expanding delivery systems by using new technology and expanding the capability of its customer call center through which customers can receive various services via telephone.

•	Invest in our employees through a variety of training programs to ensure our customers’ expectations are exceeded.

•	Expand its trust services, specifically in the Oakland county market, by cross-selling benefits of the Trust Department.

•	Continuously review technology requirements and enhancements to provide an excellent level of customer service.

•	Reinvest in its communities.

•	Continue to increase its emphasis on origination of quality commercial, commercial real estate and consumer loans to increase the yields earned on its overall loan portfolio, without incurring unacceptable credit risk.

•	Increase originating automobile loans on a direct and indirect basis, at least in part by increasing the number of vehicle dealers through which the Company finances automobile purchases by consumers.

•	Control credit risk by continuing to employ conservative underwriting standards to minimize the level of problem assets.

•	Manage interest rate risk by continuing to emphasize an appropriate mix of investments and loans and deposit products. For more information about the interest rate risk to which the Company is exposed and about how the Company attempts to manage that risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
COMPETITION
     The Company faces intense competition for the attraction of deposits and origination of loans in its market areas. The Company’s most direct competition for deposits and loans have historically come from the several financial institutions operating in the Company’s market areas and, more recently to a larger extent, from other financial service companies, such as brokerage firms, mortgage brokers, credit unions and insurance companies. The Company also expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of institutional consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, and have allowed banks, mortgage companies, mortgage brokers and other competitors to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act passed in 1999, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Company conducts business. Some of the institutions with which the Company competes are significantly larger than the Company and, therefore, have significantly greater resources. Competition for deposits and the origination of loans could limit the Company’s growth in the future. Additionally, we expect that entry into the Oakland County market to increase competitive pressures on our sales team. Given the level of competition in the financial institution industry, we continue to adhere to our strategic goals and duty to stockholders, customers and employees of consistent, smart and well managed growth.
Lending Activities
General. The Company’s loans are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the following:
•	the Company’s current asset/liability strategy, which is to monitor and control the financial position of the Company, including monitoring and controlling market risk such as interest rate risk (For more information, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”);

•	the demand for various types of loans;

•	the supply of money available for lending purposes; and

•	the rates offered by competitors.
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
Loan Portfolio Analysis. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts (in thousands) and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2005		2004		2003
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Real estate loans:
One- to four-family	$427,714	29.71%	$404,655	33.50%	$386,531	40.99%
Commercial and multi-family (1)	418,314	29.05%	345,936	28.64%	241,097	25.56%
Residential construction	82,328	5.72%	30,917	2.56%	24,996	2.65%
Home equity and lines of credit	131,378	9.12%	113,202	9.37%	85,371	9.05%

Total real estate loans	1,059,734	73.60%	894,710	74.08%	737,995	78.25%
Commercial loans	271,436	18.85%	222,403	18.41%	127,686	13.54%

Consumer loans:
Vehicles (2)	84,189	5.85%	66,463	5.50%	59,392	6.30%
Other	24,421	1.70%	24,184	2.00%	18,004	1.91%

Total consumer loans	108,610	7.54%	90,647	7.51%	77,396	8.21%

Total loans	1,439,780	100.00%	1,207,760	100.00%	943,077	100.00%

Less:
Allowance for loan losses	13,546		13,472		11,664
Net deferred loan fees	1,198		2,231		2,212

Net loans	$1,425,036		$1,192,057		$929,201

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At December 31,		At March 31,
	2002		2002
		Percent		Percent
	Amount	of Total	Amount	of Total
Real estate loans:
One- to four-family	$414,939	49.88%	$385,765	51.56%
Commercial and multi-family (1)	179,387	21.57%	144,817	19.36%
Residential construction	21,822	2.62%	27,541	3.68%
Home equity and lines of credit	72,724	8.74%	71,266	9.52%

Total real estate loans	688,872	82.82%	629,389	84.12%
Commercial loans	68,974	8.29%	45,966	6.14%

Consumer loans:
Vehicles (2)	61,386	7.38%	61,661	8.24%
Other	12,583	1.51%	11,186	1.50%

Total consumer loans	73,969	8.89%	72,847	9.74%

Total loans	831,815	100.00%	748,202	100.00%

Less:
Allowance for loan losses	11,082		11,020
Net deferred loan fees	1,597		1,618

Net loans	$819,136		$735,564

(1)	Includes commercial construction loans which at December 31, 2005, December 31, 2004, December 31, 2003, December 31, 2002, and March 31, 2002 totaled $57.2 million, $33.1 million, $14.8 million, $12.6 million, and $9.9 million, respectively.

(2)	Includes loans secured by automobiles, motorcycles, campers and other recreational vehicles.
     As shown in the above table, our strategy to increase the percentage of the Company’s loan portfolio comprised of commercial and multi-family real estate loans and commercial loans and to reduce the percentage of the one- to four-family residential mortgage loans is contributing to the diversification of our loan portfolio as the one-to four-family residential mortgage loans constituted 29.7% verses 33.5% of the Company’s loan portfolio at December 31, 2005 compared to December 31, 2004. We believe that this diversification has allowed the Company to generate consistent growth in a rising interest rate environment.
Maturity of Loan Portfolio. The following table presents the dollar amount of loans (in thousands) maturing in the Company’s portfolio based on contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans lacking a stated schedule of repayments or stated maturity and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan fees or the allowance for loan losses.

	At December 31, 2005
		Commercial
	One- to	and		Home Equity
	Four-Family	Multi-Family	Residential	and Lines			Total
	Real estate	Real estate	Construction	of Credit	Commercial	Consumer	Loans
Amounts due in:
One year or less	$6,423	$114,799	$19,043	$8,461	$155,381	$19,198	$323,305
One year to five years	57,881	249,549	20,224	94,691	104,352	51,606	578,303
More than five years	363,410	53,966	43,061	28,226	11,703	37,806	538,172

Total amount due	$427,714	$418,314	$82,328	$131,378	$271,436	$108,610	$1,439,780

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
     The following table sets forth the dollar amount of loans contractually due after December 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates (in thousands):

	Due After December 31, 2005
	Fixed	Adjustable	Total
Real estate loans:
One- to four-family	$82,091	$345,623	$427,714
Commercial and multi-family	313,654	104,660	418,314
Residential construction	54,838	27,490	82,328
Home equity and lines of credit	65,725	65,653	131,378

Total real estate loans	516,308	543,426	1,059,734
Commercial loans	63,408	208,028	271,436
Consumer loans	107,263	1,347	108,610

Total loans	$686,979	$752,801	$1,439,780

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
Loan Concentrations. Federal banking regulatory agencies have established guidelines in the form of supervisory limits for loan- to-value ratios (“LTV”) in real estate lending. The supervisory limits are based on the type of real estate collateral and loan type (1-4 family residential and non-residential). The guidelines permit financial institutions to grant or purchase loans with LTV ratios in excess of the supervisory LTV limits (“High LTV or HLTV”) provided such exceptions are supported by appropriate documentation or the loans have additional credit support. Additionally, federal banking regulatory agencies have also recently expressed concerns pertaining to loans containing interest only payments. Loans of this nature are typically short in term and are evaluated for credit worthiness on a routine basis.
     At December 31, 2005, loans with high LTV ratios were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were also less than 10% of total loans outstanding at December 31, 2005. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2005 in accordance with FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.
     One- to Four-Family Residential Mortgage Loans. The Company’s primary lending activity is the origination of loans secured by one- to four-family residences generally located in its market area. The Company offers a variety of loans to meet our customers’ needs, including, but not limited to, fixed and variable rate loans, balloon mortgages, construction loans and interest only mortgages. The Company currently offers various types of adjustable-rate mortgage loans and fixed-rate mortgage loans.
     The Company originates fixed-rate, fully-amortizing residential mortgage loans with maturities of 10, 15, 20 and 30 years. The Company’s management establishes the loan interest rates based on market conditions, with consideration given to the type of the loan and the quality and liquidity of the collateral securing the loan. The Company offers mortgage and jumbo fixed rate loans that generally conform to the various standards of our secondary market vendors to whom we sell conforming loans. Fixed-rate conforming loans are typically originated for sale in the secondary market, although the Company generally retains the servicing rights. The Company will underwrite one- to four-family owner-occupied residential mortgage loans in amounts up to 97% of the appraised value of the underlying real estate, although private mortgage insurance will generally be required on most loans that exceed 80% of the lower of the appraised value or the purchase price of the real estate. In limited instances, the Company will originate loans that constitute 103% of the appraised value of the underlying real estate for sale in the secondary market.
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
     The Company requires properties securing its mortgage loans to be appraised by an approved independent state-licensed appraiser. The Company also requires fire, casualty, title, hazard and, if appropriate, flood insurance to be maintained on most properties securing real estate loans originated by the Company. In an effort to provide financing for low- and moderate-income families, the Company offers Federal Housing Authority and Veterans Administration residential mortgage loans to qualified individuals with adjustable- and fixed-rates of interest and terms of up to 30 years. These loans are secured by one- to four-family residential property and are underwritten using non-conventional underwriting guidelines.
Commercial and Multi-Family Real Estate Loans. The Company also originates commercial real estate loans. These loans are generally secured by properties located in the Company’s market area and used for business purposes, such as office buildings, industrial facilities or retail facilities. The Company also, to a lesser extent, originates multi-family real estate loans that are typically secured by 5-unit or larger apartment buildings in the Company’s market area.
     Most of the commercial and multi-family real estate loans originated by the Company are fully amortizing loans with terms of up to 20 years. Generally, the maximum loan amount the Company permits for such a loan is 80% of the value of the underlying real estate. In reaching its decision on whether to originate a commercial or multi-family real estate loan, the Company considers the net operating income of the property that will secure the loan, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Company will also consider the terms of the applicable leases and the quality of the tenants. The Company has stringent underwriting standards that are used to ensure origination of high quality credits. These standards include the review of debt service coverage ratios, borrower credit history, and current financial status, typically acquiring written appraisals prepared by a certified independent appraiser of properties securing commercial or multi-family real estate loans greater than $250,000 and environmental surveys for commercial real estate loans in excess of $1.0 million or where a risk of contamination exists.
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

Residential Construction Loans. The Company originates construction loans to individuals for the construction of one- to four-family residences. The Company’s residential construction loans generally provide for the payment of interest only during the construction phase, which is typically between 6 and 12 months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made in amounts of up to 95% of the appraised value of the underlying real estate, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the lesser of either the appraised value or the acquisition of the secured property. Construction loans to individuals are generally made on the same terms as the Company’s one- to four-family mortgage loans.
     Before making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent licensed appraiser and an endorsement from a title company insuring the disbursement amount. The Company also reviews and inspects each property before disbursing funds. Loan proceeds are disbursed in conjunction with the completion of each stage of work. The final 10% of the loan proceeds (i.e. the “holdback”) is generally not disbursed until the construction of the residence is completed.
     Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. For example, if a builder fails to pay subcontractors, a lien could be attached against the property by the subcontractors, which could reduce the value of the property as collateral for the Company’s loan. Additional risk also often exists because of the inherent difficulty in estimating in advance both a property’s value post-construction and the estimated cost of construction. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to protect the value of the collateral for its loan. If the estimate of value upon completion proves to be inaccurate, the property’s value may be insufficient to collateralize full loan repayment.
Home Equity and Lines of Credit. The Company offers home equity loans and lines of credit secured by owner-occupied one- to four-family residences. Investment property is considered on a case by case basis. Unadvanced amounts of home equity loans are not shown as liabilities on the Company’s balance sheet. For more information about the Company’s commitments, including commitments to make advances on home equity lines of credit, see Note 13 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
     The underwriting standards employed by the Company for home equity loans and lines of credit generally include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral that would secure the loan. Loan-to-value ratios and maximum loan amounts vary depending on the amount of insurance coverage on the underlying property. Generally, home equity loans are made with fixed interest rates and terms of up to 20 years. Amortizations of 30 years are available, however, the term must not exceed 20 years on a balloon.
     Home equity lines of credit, as opposed to home equity loans, generally have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined (original mortgage plus home equity line of credit) loan-to-value ratio on home equity lines of credit is 85%. Loan to value ratios up to 125% are available. Loan-to-value ratios over 85% are insured with Insured Credit Services (ICS). A home equity line of credit generally may be drawn down by the borrower over an initial period of 5 years from the date of the loan agreement. During this period, the borrower generally has the option of paying, on a monthly basis, either principal and interest together or only the interest. If the equity line is not renewed, the borrower is generally required to repay the amount outstanding under the line of credit over a term not to exceed 20 years, beginning at the end of this initial 5-year period.
Commercial Loans. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Company offers a variety of commercial lending products, including term loans for fixed assets, working capital loans and lines of credit and loans with a single principal payment at maturity. Additionally, the Company originates Small Business Administration guaranteed loans.
     The Company offers secured commercial term loans generally with terms of up to 10 years and the payment of which is dependent on future earnings. Business lines of credit generally have adjustable rates of interest and terms of up to 3 years. Loans that require a one-time payment of principal at termination will generally be originated on terms of up to 3 years as long as the borrower is paying interest at least semi-annually. Loans generally will be originated on terms of up to 1 year if the borrower will pay all of the interest due upon maturity. Business loans with variable rates of interest are generally indexed to the prime rate as reported in The Wall Street Journal. The Company also makes unsecured commercial loans, on rare instances and only upon Board approval. Unadvanced amounts of commercial loans and commercial loan commitments are not shown as liabilities on the Company’s balance sheet. For more information about the Company’s commitments, including unadvanced amounts of commercial loans and commercial loan commitments, see Note 13 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
     When making commercial business loans, the Company considers the financial position of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, which primarily includes accounts receivable, inventory and equipment. Commercial business loans are also typically supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 100% of the value of the collateral securing the loan.
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
Consumer Loans. The Company offers a variety of consumer loans, including automobile loans, mobile home loans, other secured loans, collateral loans, personal loans and unsecured loans. The Company offers fixed-rate automobile loans with terms of up to 72 months. These loans are offered on a direct basis, meaning the Company makes the loan directly to the consumer purchasing the automobile, and on an indirect basis, which is described in more detail below. The Company will generally make such loans up to 100% of the retail price for new cars and up to 90% of the retail value as stated in the NADA Used Car Guide for used cars. Dealer adds such as credit life and warranties may be added to this calculation. The interest rates the Company offers on these loans depend on the age of the automobile, the customer’s credit score, market conditions and current market interest rates.
     The Company originates automobile loans through various automobile dealers in its market area from its indirect consumer lending program. These dealers provide the Company applications made by consumers to finance new and used vehicles sold by their dealerships. The Company has the opportunity to accept or reject each application. Generally, the Company pays a monthly fee, or “dealer reserve,” to the automobile dealer based on the interest rate on the loan. If a loan is paid off or charged off within a specified time period, the dealer forfeits the dealer reserve, and the Company is credited with 100% of the dealer reserve, which it may withhold from the dealer’s account or credit against future payments to the dealer.
     The Company also originates loans on new or used mobile homes, with terms ranging from 7 to 20 years and with fixed interest rates. The Company generally will finance up to a maximum of 90% of either the purchase price of the mobile home unit or the retail, whichever is less.
     The Company also originates consumer loans secured by boats, motorcycles, campers and other recreational vehicles. These loans generally have fixed interest rates and terms ranging from a maximum of 5 years to 20 years depending on the type of collateral securing the loan.
     The Company offers collateral loans, personal loans and unsecured loans. Collateral loans are usually secured by a savings account or a certificate of deposit. Personal loans generally have a borrowing limit of $5,000 and a maximum term of 4 years. The Company also makes unsecured personal loans to individuals who have been homeowners for at least 4 years. These loans typically will be made in amounts of up to $10,000 and with terms of up to 7 years.
     The Company believes that it will benefit from the higher yields typically earned on consumer loans, in contrast to the relatively lower yields earned on residential one- to four-family loans, and that the shorter duration of consumer loans will improve the Company’s interest rate risk position. Consumer loans, however, entail greater risk of nonpayment than do residential mortgage loans. This is particularly true in the case of loans that are unsecured or that are secured by rapidly depreciating assets such as automobiles. As a result of the greater likelihood of damage, loss or depreciation to the underlying collateral (such as the automobile), consumer loan collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency on the loan often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment because the costs of additional collection efforts may not be justified by the potential amount to be collected. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by such events as job loss, divorce, illness or personal bankruptcy. For information on how the Company determines its provision for loan losses, see the section captioned “Allowance for Loan Losses” below the section captioned “Critical Accounting Policies” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

LOANS TO ONE BORROWER. The maximum amount that the Company may lend to one borrower is limited by regulation. At December 31, 2005, the Company’s regulatory limit on loans to one borrower was $17.5 million or $29.1 million for loans approved by two-thirds of the Board of Directors. At December 31, 2005, the Company’s largest outstanding commitment to one borrower was approximately $28.2 million, approximately $26.1 million of which was outstanding, and consisted of commercial, industrial and retail properties. These loans were previously approved by the Company’s Board of Directors. All of these loans were performing in accordance with required repayment terms at December 31, 2005. For more information on the regulations limiting loans to one borrower, see the section captioned “Loans to One Borrower” under the heading “Regulation and Supervision” below.
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
     Except in connection with the Company’s indirect automobile lending, the Company relies on advertising, referrals from realtors and customers and personal contact by the Company’s staff to originate loans. Other than the automobile dealerships previously discussed, the Company does not use loan correspondents or other third parties to originate loans. The Company’s ability to originate adjustable-rate and fixed-rate loans depends upon the relative customer demand for these loans, which is in turn affected by the current and expected future levels of interest rates. Interest rates are in turn affected by a variety of other factors, some of which are mentioned in the Item 1A. of this Report.
     Generally, fixed-rate loans that conform to the underwriting standards specified by various investors are originated by the Company for sale in the secondary market primarily to Fannie Mae and Freddie Mac (“Investors”) and, to a lesser extent, private investors. Beginning in 2005, the Company began reviewing opportunities to sell variable-rate loans to various investors. Accordingly, as previously disclosed in the Company’s Form 10-Q for the quarterly periods ended June 30, 2005 and September 30, 2005, the Company sold approximately $62 million in mortgage backed securities to other investors. The Company generally retains the servicing rights on the loans sold in the secondary market, meaning that the Company receives payments and other collections on these loans and administers these loans in exchange for a servicing or administrative fee. The Company currently has a best efforts contract with a third party under which the Company must use its best efforts to provide the third party with loans for sale. The Company is not required under this contract to replace loans that fail to close for any reason. Additionally, the Company enters into forward contracts with investors under which Investors commit to purchase certain loans from the Company. At December 31, 2005 and December 31, 2004, the Company had outstanding forward contracts to sell fixed rate loans of approximately $3.5 million and $6.5 million respectively. Under these forward contracts, Investors are generally required to purchase these loans in the future from the Company, notwithstanding any change in the market interest rate, as long as specific underwriting requirements are met in making the loans. Sales of most fixed-rate loans are made without recourse to the Company if the borrower defaults. The Company generally originates adjustable-rate loans for its portfolio, but will, from time to time, sell these loans in the secondary market based on prevailing market interest rate conditions, the Company’s liquidity needs and the Company’s interest rate risk position.
Loan Commitments. The Company frequently issues loan commitments to its prospective borrowers, which are made with specified terms and conditions. Commitments are generally honored for up to 30 days from approval for residential real estate loans and for up to 180 days on commercial and multi-family real estate loans. These loan commitments and unadvanced loans and lines of credit do not appear as liabilities on the Company’s Consolidated Financial Statements. For more information regarding the Company’s loan commitments and unadvanced loans and lines of credit, see Note 13 to the Company’s Consolidated Financial Statements under Item 8 of this Report. Although the Company believes that it has sufficient liquidity to meet these commitments and obligations in the future, there can be no assurance regarding whether intervening factors, some of which are beyond the Company’s control, will interfere with the Company’s ability to do so. For more information, see the section captioned “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
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
Nonperforming Assets and Delinquencies. When a borrower fails to make a required loan payment on a residential mortgage loan secured by real estate, the Company attempts to cure the delinquency by contacting the borrower via telephone. After the 90th day of delinquency, the Company commences foreclosure proceedings under the terms of the loan documents and applicable law.
     When a borrower on a consumer loan fails to make a required loan payment, a late notice is mailed after 10 days of delinquency. Additional contact and correspondence continues until the 90th day of the delinquency, at which point the Company may take action to repossess the property securing the loan or implement other collection efforts. Management informs the Board of Directors of the Company monthly of the amounts of loans delinquent more than 60 days, of loans in foreclosure and of all foreclosed and repossessed property that the Company owns.
     The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. If management determines that interest is uncollectible, all interest previously accrued is reversed against current period interest income.
     Commercial loans are monitored closely as a loan approaches 90 days delinquent by our special loans officer. Upon analysis of the circumstances of the borrower, a decision is made by the Senior Vice President of Commercial Banking, the loan officer and the special loans officer whether or not the loan should be placed on nonperforming status after 90 days delinquent. Therefore, at December 31, 2005 approximately $1.5 million of commercial loans that are 90 days past due are not classified as nonperforming due to various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data.
     During the last half of 2004, management changed its policy for which nonperforming loans were required to show consistent payments of principal and interest for a period of 90 consecutive days to change the classification of the loan to a performing loan. Beginning in 2005, management returned to the previous policy where a nonperforming loan was classified as a performing loan once the loan became current. Nonperforming loans increased $10.7 million from December 31, 2004 to December 31, 2005, primarily related to increases in real estate and commercial loans. As discussed below in the section labeled “Methodology for Determination of Loan Loss Allowance", management performs a detailed review of our allowance for loan losses on a quarterly basis. During 2005, loans that were previously classified as “watch” in our quarterly analyses were downgraded to “nonperforming” based upon results of operations of certain credits and increased scrutiny of the entire loan relationship. This review conducted in the 4th quarter of 2005 yielded results consistent with our expectations based on the economic conditions experienced in the regions we serve. Additionally, as stated in Item 7 under the QUALITY OF ASSETS section, the legislature changed the bankruptcy laws during the last quarter of 2005.
     The following table provides information at the dates indicated regarding nonperforming loans in the Company’s loan portfolio and real estate and other assets owned (in thousands):

	At December 31,				At March 31,
	2005 (2)	2004 (1)	2003	2002	2002
Nonperforming loans:
Real estate	$8,467	$5,745	$3,268	$1,876	$1,437
Commercial	12,094	3,343	195	356	295
Consumer	813	1,543	452	182	61

Total	21,374	10,631	3,915	2,414	1,793
Real estate and other assets owned	1,471	1,032	443	353	953

Total nonperforming assets	$22,845	$11,663	$4,358	$2,767	$2,746

Total nonperforming loans as a percentage of total loans	1.48%	0.88%	0.42%	0.29%	0.24%
Total nonperforming loans as a percentage of total assets	1.29%	0.76%	0.36%	0.24%	0.19%

(1)	The increase at December 31, 2004 from 2003 reflects the change in policy for nonperforming loans to be classified as performing as discussed in our Form 10-K filing for the fiscal year ended December 31, 2004.

(2)	The increase at December 31, 2005 in the Commercial Loan Portfolio reflects three commercial loan relationships that were previously classified as “watch” credits by management at December 31, 2004. These three loan relationships have either deteriorated or have been placed under forbearance agreements by management. The Company believes that the collateral attached to these relationships is adequate or that specific reserves have been allocated to cover any potential impairment.
     Interest income that would have been recorded for the year ended December 31, 2005, had nonperforming loans performed according to their original terms amounted to approximately $1,367,000. Interest income related to these loans included in interest income for the year ended December 31, 2005, was approximately $755,000.
     The following table sets forth loans 90 days past due and accruing interest (in thousands):

	At December 31,				At March 31,
	2005	2004	2003	2002	2002
Real estate loans:
One- to four-family	—	$265	$2,506	$1,575	$1,161
Commercial and multi-family	—	728	149	—	—
Residential construction	—	—	762	301	276
Home equity and lines of credit	—	—	84	116	—
Commercial loans	$1,455	2,948	86	356	295
Consumer loans	4	—	328	66	61

Total	$1,459	$3,941	$3,915	$2,414	$1,793

Accruing loans 90 days past due to total loans	0.10%	0.33%	0.42%	0.29%	0.24%

Real Estate Owned. Real estate acquired by the Company as a result of foreclosure and real estate acquired by deed-in-lieu of foreclosure is classified as real estate owned until sold. Under Michigan law, there is generally a 6 month redemption period with respect to one- to four-family residential properties during which the borrower has the right to repurchase the property. When property is acquired, the property is recorded on the Company’s balance sheet at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure less estimated costs to sell. The variances, if any, are charged against the allowance for loan losses, and thus, a new cost basis is established. Holding costs and declines in fair value after acquisition of the property result in charges against the Company’s income statement. At December 31, 2005, the Company had approximately $974,000 in real estate owned and $497,000 of repossessed automobiles and other assets.
Asset Classification. Bank regulators have adopted various regulations and practices regarding “problem” assets of financial institutions. Under these regulations, examiners have authority to identify problem assets during examinations and, if appropriate, to require them to be classified as described below.
     There are three classifications for “problem” assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as substandard assets, except that weaknesses of doubtful assets make collection or liquidation in full questionable based on currently existing facts, conditions and values, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion of an asset is classified as “loss,” the insured institution charges the asset against the allowance for loan losses for the full amount of the portion of the asset that is classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances such as those for assets classified as “loss” generally do not qualify as regulatory capital. The Company’s Directors’ Loan Committee, which consists of the President and Chief Executive Officer of the Company, two outside directors and the Senior Vice President - Commercial Banking, classifies assets on a monthly basis based upon delinquency reports, assets held by the Company as real estate owned and repossessed assets, asset review summaries and assets brought to the attention of the Director’s Loan Committee by other senior officers. Assets that do not currently expose the insured institution to sufficient risk to warrant classification as substandard, doubtful or loss, but that possess weaknesses, are designated by the Company as “special mention.” The Company monitors “special mention” assets.
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
     Methodology for Determination of Loan Loss Allowance. Management evaluates the adequacy of the level of its loan loss allowance quarterly as a function of its internal asset review process. The Company’s Directors’ Loan Committee meets monthly to review asset classifications and to recommend any changes to the allowance for loan losses. In order to determine if its loan loss allowance is adequate, the Company assesses the expected losses inherent in its loan portfolio. Management’s internal asset review system and loss allowance methodology are intended to identify problem assets and recognize losses in a timely manner. Management considers various factors in determining whether its allowance for loan losses is adequate, including risk characteristics inherent in different types of loans. Management first performs a detailed review of multi-family real estate loans, commercial real estate loans and other loans with significant balances. Multi-family and commercial real estate loans are generally considered to involve a higher degree of risk and to be more vulnerable to adverse conditions in the real estate market and to deteriorating economic conditions, particularly changes in interest rates, than one-to four-family residential mortgage loans. In addition, multi-family and commercial real estate loans typically involve higher loan principal amounts, and the repayment of these loans generally depends on the income produced by the operation or sale of the property being sufficient to cover operating expenses and debt service. Finally, multi-family and commercial real estate loan values tend to be more cyclical, and recessionary conditions of the type that prevail from time to time in the Company’s lending market area tend to result in higher vacancy and reduced rental rates and net operating incomes from multi-family and commercial real estate properties. As a result, multi-family and commercial real estate loans are assigned higher credit risk ratings upon their origination, as are other loans with significant balances. In addition to a review of multi-family and commercial real estate loans and other loans with significant balances, a detailed credit quality review is also performed for other loans that have deteriorated below certain levels of credit risk or that have been classified or identified as “watch list” loans. A specified loss allowance is attributed to these reviewed loans.
     An appropriate level of loss allowance is then determined for the remaining balance of the loan portfolio. This allowance relates to assets with no well-defined deficiencies or weaknesses and takes into consideration losses that are inherent within the portfolio but that have not yet been realized. This allowance is determined by applying estimated projected loss factors to each specific type of loan category in the portfolio (e.g., one- to four-family residential mortgage loans, consumer loans). Varying loss factors are applied to specific sub-categories of loans within the broader loan categories (e.g., fixed-rate mortgage loans, automobile loans). Management determines the estimated loss factors based on historical and recent loan loss experience, industry averages and trends in loan delinquencies for each type of loan. The determination of the estimated loss factors applied to each type of loan is based on information known and projections made by management based on that information. As a result, actual loss ratios experienced in the future could vary from those projected, which could have a material impact on the loan loss allowance.
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
     Potential Problem Loans. In addition to those loans reflected in the table above, we identified some loans through our problem loan identification process which exhibit a higher than normal credit risk at December 31, 2004. Loans in this category include loans with characteristics such as past maturity more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of loans in this category as of December 31, 2005 and December 31, 2004 was $0 and $2.7 million, respectively. At December 31, 2005, there were no significant loans which were classified by any bank regulatory agency that are not included above as nonperforming, past due or restructured.
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
     The following table presents an analysis of the Company’s allowance for loan losses (in thousands):

	Year Ended			Nine Months	Year Ended
	December 31,			Ended December 31,	March 31,
	2005	2004	2003	2002	2002
Allowance for loan losses, beginning of period	$13,472	$11,664	$11,082	$11,020	$10,831
Acquired in acquisition	—	1,135	—	—	—
Charged-off loans:
Real estate	(367)	(132)	(15)	(56)	(12)
Commercial	(369)	(270)	(325)	(548)	(291)
Consumer	(1,873)	(1,057)	(755)	(498)	(870)

Total charged-off loans	(2,609)	(1,459)	(1,095)	(1,102)	(1,173)
Recoveries on loans previously charged-off:
Real estate	20	138	—	1	—
Commercial	—	167	83	29	103
Consumer	273	272	154	242	263

Total recoveries	293	577	237	272	366
Net loans charged-off	(2,316)	(882)	(858)	(830)	(807)
Provision for loan losses	2,390	1,555	1,440	892	996

Allowance for loan losses, end of period	$13,546	$13,472	$11,664	$11,082	$11,020

Net loans charged-off to average interest-earning loans	0.18%	0.08%	0.10%	0.10%	0.11%
Allowance for loan losses to total loans	0.94%	1.12%	1.24%	1.33%	1.47%
Allowance for loan losses to nonperforming loans (1)	63%	127%	298%	459%	615%
Net loans charged-off to allowance for loan losses	17.10%	6.55%	7.36%	7.49%	7.32%
Recoveries to charged-off loans	11.23%	39.55%	21.64%	24.68%	31.20%

(1)	See explanation of this variance in the section labeled “Nonperforming Assets and Delinquencies” above.
     The following table presents the approximate allocation of the allowance for loan losses (in thousands) by loan category at the dates indicated. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	At December 31,
	2005		2004		2003
		% of		% of		% of
		Allowance		Allowance		Allowance
		in each		in each		in each
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
Real estate	$5,952	0.41%	$6,270	0.52%	$5,493	0.58%
Commercial	2,855	0.20%	2,983	0.25%	1,922	0.20%
Consumer	4,536	0.32%	3,689	0.31%	3,527	0.37%
Unallocated	203	0.01%	530	0.04%	722	0.08%

Total allowance for loan losses	$13,546	0.94%	$13,472	1.12%	$11,664	1.24%

Continued from above table, first column(s) repeated]

	At December 31,		At March 31,
	2002		2002
		% of		% of
		Allowance		Allowance
		in each		in each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
Real estate	$5,286	0.64%	$4,980	0.67%
Commercial	1,020	0.12%	1,096	0.15%
Consumer	4,205	0.51%	4,130	0.55%
Unallocated	571	0.07%	814	0.11%

Total allowance for loan losses	$11,082	1.33%	$11,020	1.47%

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
     The Company’s investment policy generally provides that all bonds, when purchased, must be of investment grade, as determined by at least one nationally recognized securities rating organization, and must generally carry a rating of “A/Mig2” or better or the equivalent or “A1/P1” for commercial paper when purchased. The Company’s investment policy limits investments in non-U.S. Treasury securities to no more than 5 percent of the value of the Company’s investment portfolio in any one issue or class and 10 percent of the value of the investment portfolio in any one issuer. Also, the total amount of investment securities of any one issuer may not exceed twenty percent of the total of the Company’s capital, surplus, and subordinated notes and debentures. The Company’s investment policy is subject to change as determined appropriate by its Board of Directors.
     Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intention regarding ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if management has the intention and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on these securities would be included in current earnings. The Company does not currently use or maintain a trading securities account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity. The Company currently classifies all of its securities as “available for sale”.
     At December 31, 2005, the Company did not own any securities that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other than Obligations of state and political subdivision, Corporate debt securities and U.S. Treasury and obligations of U.S. government corporations and agencies securities.
     The following table sets forth certain information regarding the amortized cost and fair value of the Company’s securities at the dates indicated (in thousands):

	At December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,379	$22,980	$26,124	$26,077	$7,998	$8,013
Obligations of state and political subdivisions	35,506	35,418	37,504	37,889	17,863	18,611
Corporate debt securities	20,584	20,476	19,366	19,294	47,880	48,263
Mortgage-backed securities	4,400	4,323	6,783	6,694	—	—

Total	83,869	83,197	89,777	89,954	73,741	74,887

Equity securities	5,000	4,313	5,002	3,885	5,002	4,785

Total securities available for sale	$88,869	$87,510	$94,779	$93,839	$78,743	$79,672

     The following table sets forth the maturities and weighted average yields of the Company’s securities at December 31, 2005 (in thousands):

	At December 31, 2005
	Due within		Due in One Year		Due in Five Years
	One Year		to Five Years		to Ten Years
		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,982	4.29%	$16,998	4.45%	—	—
Obligations of state and political subdivisions	1,951	3.98%	16,636	4.16%	$14,900	4.09%
Corporate debt securities	10,156	7.75%	5,720	0.07	4,600	0.08

Total debt securities	18,089	6.20%	39,354	4.71%	19,500	5.01%

Mortgage-backed securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total securities available for sale at fair value	$18,089	6.20%	$39,354	4.71%	$19,500	5.01%

[Continued from above table, first column(s) repeated]

	At December 31, 2005
	Due in		Mortgage-backed
	More than Ten Years		and Equity	Total
		Weighted			Weighted
	Fair	Average	Fair	Fair	Average
	Value	Yield	Value	Value	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	—	—	—	$22,980	4.41%
Obligations of state and political subdivisions	$1,931	4.48%	—	35,418	4.15%
Corporate debt securities	—	—	—	20,476	7.59%

Total debt securities	1,931	4.48%	—	78,874	4.46%

Mortgage-backed securities	—	—	$4,323	4,323	6.09%
Equity securities	—	—	4,313	4,313	—

Total securities available for sale at fair value	$1,931	4.48%	$8,636	$87,510	4.32%

     Weighted average yield data for municipal securities is not presented on a tax equivalent basis.

Deposit Activities and Other Sources of Funds
General. Deposits are the major external source of funds for the Company’s lending and other investment activities. In addition, the Company generates funds internally from loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities, cash on hand and cash on deposit. Scheduled loan repayments are a relatively stable source of funds. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, and mortgage loan originations and sales are greatly influenced by general interest rates, economic conditions and competition. The Company may use overnight federal funds purchased from member correspondent banks, brokered deposits and borrowings from the Federal Home Loan Bank of Indianapolis (FHLB) to compensate for any reductions in the availability of funds from other sources.
Deposit accounts. Nearly all of the Company’s depositors reside in Michigan. The Company offers a wide variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of the Company’s certificate of deposit accounts range from seven days to 6 years. Deposit account terms vary primarily based on minimum deposit balance, early withdrawal penalties, limits on the number of transactions and the interest rate. The Company reviews its deposit mix monthly and its pricing terms weekly. The Company offers a wide range of commercial deposit products and checking accounts to counties, cities, townships and school districts (municipalities) located within the Company’s market areas. At December 31, 2005, the Company had depository arrangements with approximately 60 municipalities. At December 31, 2005, these entities accounted for approximately $86.1 million, or 17.3%, of the Company’s certificates of deposit and $98.7 million, or 36.2%, of the Company’s money market accounts. Municipal and governmental depository arrangements generally are more sensitive to interest rate changes than other consumer deposit accounts and are typically subject to competitive bidding processes with other financial institutions. Additionally, the balance of these deposit accounts tends to fluctuate more than consumer deposit accounts because of the budgeting and tax collection timing of each particular municipal entity. Accordingly, municipal deposits tend to be more volatile than consumer deposits, and there is no assurance that the Company will be able to maintain its current levels of municipal accounts in future periods.
     The Company believes it is competitive in the interest rates it offers on its commercial deposit account products. The Company determines the rates paid based on a number of factors, including rates paid by competitors, the elasticity of deposit balances in comparison to the rates, the Company’s need for funds and cost of funds, borrowing costs and movements of market interest rates. At the beginning of 2005, the Company began to utilize brokers as a supplemental source of funding our loan growth. At December 31, 2005 brokered deposits accounted for approximately $41.5 million or 8.3% of total certificates of deposits.
     The following table summarizes the average balances of deposits (in thousands) and the average rates of interest:

	At December 31,
	2005		2004		2003
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$116,835	0.00%	$100,154	0.00%	$65,325	0.00%
Passbook and savings deposits	96,198	0.62	99,781	0.58	73,351	0.77
Interest bearing demand deposits	366,746	2.02	385,282	1.02	326,053	1.32
Time deposits under $100,000	233,870	3.66	215,769	3.05	196,552	3.50
Time deposits $100,000 and over	201,708	3.37	106,833	2.98	68,282	2.39

Total	$1,015,357	2.30%	$907,819	1.53%	$729,563	1.60%

     The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2005 (in thousands):

Three months or less	$99,298
Over 3 through 6 months	27,245
Over 6 through 12 months	29,095
Over 12 months	46,832

Total	$202,470

Borrowings. Federal funds purchased through member correspondent banks, a line of credit obtained from an unrelated bank and FHLB advances are used by the Company to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Please refer to Note 8 to the Company’s Consolidated Financial Statements under Item 8 of this Report. For more information about the FHLB, see the section captioned “Federal Home Loan Bank System” under the heading “Regulation and Supervision” below.
     The Company had the ability to borrow a total of approximately $488.4 million, $141.9 million from its correspondent banks and $346.5 million from the FHLB, of which $56.0 million was outstanding from its correspondent banks and $346.5 million was outstanding at December 31, 2005 from the FHLB. Included in the total amount of available borrowings from its correspondent banks was a bank line-of-credit in the amount of $25.0 million, of which $4.0 million was outstanding at December 31, 2005.
     The following table presents certain information regarding the Company’s FHLB advances at or for the periods ended on the dates indicated (in thousands):

	Year ended
	December 31,
	2005	2004	2003
FHLB advances
Average balance outstanding	$284,449	$203,122	$172,596
Maximum amount outstanding at any month-end during the period	346,500	232,209	181,534
Balance outstanding at end of period	346,500	232,209	172,534
Weighted average interest rate during the period	4.54%	4.93%	5.39%
Weighted average interest rate at end of period	4.50%	4.53%	5.24%
Trust Services
     The Company maintains its Asset Management and Trust Department, established in 1999, which provides trust and investment services to individuals, partnerships, corporations and institutions. The Asset Management and Trust Department also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Trust Department allows the Company to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with the Company’s operating strategy, and the possible opportunities that may arise due to our presence in the Oakland County market, the Company will continue to emphasize the growth of its trust service operations in order to grow its assets and to increase fee-based income. The Company has implemented several policies governing the practices and procedures of the Trust Department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest and maintaining impartiality. At December 31, 2005, the Trust Department managed 477 accounts with aggregate assets of $283.6 million, of which the largest relationship totaled $85.9 million, or 30.3% of the Trust Department’s total assets. Included in these totals are 3 accounts with approximately $31.9 million in assets related to the Company.
Personnel
     As of December 31, 2005, the Company had 362 full-time employees and 28 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.
Subsidiaries
     The Bank and the Bancorp each own 99%, and 1%, respectively, of the membership interests of the Citizens First Mortgage, LLC, which was established in 2002. The Company currently conducts its residential mortgage lending activity through Citizens First

Mortgage, LLC. Citizens Financial Services, Inc., formerly 525 Riverside Corporation, was established in 1974 as a Michigan-chartered service corporation, and is wholly-owned by the Bank. Citizens Financial Services owns 50% of the membership interests of CFS Title Insurance Agency, LLC. CFS Title Insurance Agency, a Michigan limited liability company, was established in 1998 as a joint venture between the Company and Lawyers Title Insurance Agency, a Virginia corporation, to provide title insurance for customers of the Company. Citizens Financial Services may also in the future offer other personal insurance products through an affiliation arrangement with a third party insurance agency. In addition, Citizens Financial Services owns 100% of CFS Insurance Agency, Inc., d/b/a CFS Financial Services, Inc., which offers mutual funds and insurance products such as annuities. As previously discussed under the General section above, the 4 former Metrobank branches are now branches of the Bank, and likewise for the subsidiaries of Metrobank, Metrobank Mortgage Company, LLC and Metrobank Financial Services.
Additional Financial Information
     Although this description of the business of the Company includes some specific financial information, more detailed financial information can be found elsewhere in this Report. See Item 6 for “Selected Financial Data” of the Company. For “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” see Item 7. Among other things, Item 7 also includes a table showing average balance sheets for the Company for the periods ended December 31, 2005 and December 31, 2004. This table shows, for those periods, the average balances of interest-earning assets and interest-bearing liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and the total dollar amount of interest expense from average interest-earning liabilities and the resulting average yields and costs. In addition, Item 7 contains a table captioned “Rate/Volume Analysis” which shows the effect on the Company’s interest income and interest expense of changes in interest rates and changes in the volumes of interest-earning assets and the volumes of interest-bearing liabilities during the period ended December 31, 2005 compared to the period ended December 31, 2004. For the Company’s Consolidated Financial Statements, see Item 8.
     The Company’s internet address is www.cfsbank.com. We have made available, free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to the SEC. Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request.
REGULATION AND SUPERVISION
General
     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is a Michigan-chartered state savings bank and member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the FDIC. The Commissioner of the Michigan Office of Financial and Insurance Services and/or the FDIC conduct periodic examinations to test the Company’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, which include policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these regulatory requirements and policies, whether by the Office of Thrift Supervision, the FDIC, the Michigan Office of Financial and Insurance Services or the U.S. Congress, could have a material adverse impact on the Company and its operations. Certain regulatory requirements applicable to the Company are referred to below or elsewhere in this Report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies included in this Form 10-K does not purport to be a complete description of these statutes and regulations and their effects on the Company.
Gramm-Leach-Bliley, USA Patriot and Bank Secrecy Acts
     The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage. The conditions to be a financial holding company include, among others, the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed.

     The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. The Company has developed policies and procedures designed to ensure compliance.
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
     Business Activities. The activities of state savings banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage. To qualify as a Michigan savings bank, the Bank must meet an asset test, which requires that during 9 of the 12 preceding months, at least 50% of its total assets must have consisted of specified assets, primarily housing loans, mortgage-backed securities, loans for religious, health and nursing home facilities, consumer loans, liquid assets and government obligations. An institution that fails the asset test must notify the Commissioner and may requalify by meeting the test, but if it fails to requalify within the time prescribed by the Commissioner, it must convert to a different charter or liquidate within the time prescribed by the Commissioner. If it does not do so, the Commissioner may appoint a conservator or seek the appointment of a receiver. As of December 31, 2005, the Company met the asset test for a Michigan savings bank. Under federal law, the Company must also meet the qualified thrift lender test discussed below.
     Loans to One Borrower. Michigan law provides that a stock savings bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the bank’s board of directors is granted. If the Michigan Commissioner determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2005, the Company did not have any loans with one borrower that exceeded its regulatory limit. A number of loans are exempted from these limitations. They include, among others, certain loans on commercial paper, loans to financial institutions and loans secured by bonds, notes and certificates of indebtedness of the United States. For more information, see the section captioned “Loans to One Borrower” under the heading “Lending Activities” above.
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
     Branching Activities. Michigan savings banks have the authority under Michigan law to establish branches anywhere in the State of Michigan, as well as in any other U.S. state or foreign country, subject to receipt of all required regulatory approvals (including the approval of the Michigan Commissioner and the FDIC).
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
     The Bank must also comply with the FDIC risk-based capital guidelines. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans fully secured by one-to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weight of 100%.
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
     The FDIC has adopted a regulation providing that it will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. For more information about interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Report.
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
     As of December 31, 2005, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.
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
     Insurance of Deposit Accounts. The Bank is a member of both the Bank Insurance and the Savings Association Insurance Funds of the FDIC. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.
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
     Investment Activities. Since the enactment of the FDIC Improvement Act, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than direct equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Savings Association Insurance Fund.
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
     Interstate Branching. Beginning June 1, 1997, federal law permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The law also permitted a state to “opt in” to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to “opt out” of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Michigan did not “opt out” of the provisions of the Interstate Banking Act. Accordingly, beginning June 1, 1997, a Michigan savings bank could acquire an institution by merger in a state other than Michigan unless the other state had opted out. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.
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
Federal Home Loan Bank System
     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement as their investment in FHLB stock at December 31, 2005 was $17.7 million. The FHLB functions as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLB. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.
Federal Reserve System
     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their net transaction accounts, nonpersonal time deposits and Eurocurrency liabilities (collectively referred to as reservable liabilities). The regulations generally provide that reserves be maintained against reservable liabilities as follows: accounts aggregating less than $7.8 million are exempted from the reserve requirements, for accounts aggregating greater than $7.8 million and less than $48.3 million the reserve requirement is 3%, and for accounts aggregating greater than $48.3 million, the reserve requirement is 10% against that portion of total transaction accounts in excess of $48.3 million. All reserve requirements are subject to adjustments by the Federal Reserve Board. The Company complies with the foregoing requirements.
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
     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Unitary savings and loan holding companies not existing or applied for before May 4, 1999, such as Citizens First Bancorp, are restricted to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for financial holding companies and certain additional activities authorized by Office of Thrift Supervision regulation.
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
     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary institutions as previously described. The Company must notify the Office of Thrift Supervision 30 days before declaring any dividend from the Bank to the Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.
     QTL Test. In order for the Bancorp to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a qualified thrift lender. To be a qualified thrift lender, it must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. As of December 31, 2005, the Bank met the qualified thrift lender test.
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
     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s chief executive officer and chief financial officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. The Company has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Ethics policies and procedures that have previously been in place. See Item 9A “ Controls and Procedures” for the Company’s evaluation of its disclosure controls and procedures.
FEDERAL AND STATE TAXATION
Federal Income Taxation
     General. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including, in particular, the Company’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax laws, regulations and rules applicable to the Company. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2002. For its 2005 tax year, the Company’s maximum federal income tax rate was 35%.
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
     Federal legislation enacted in 1996 prohibited the use of reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995. Under this legislation, savings institutions also were required to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $6.6 million of the Company’s accumulated bad debt reserves would not be recaptured as taxable income unless the Bank makes a “non-dividend distribution” to the Bancorp as described below.
     Distributions. If the Bank makes “non-dividend distributions” to the Bancorp, they will be considered to have been made from the Company’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1988, to the extent of the “non-dividend distributions,” and then from the Company’s supplemental reserve for losses on loans, to the extent of those reserves. An amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Company’s taxable income. Non-dividend distributions include distributions in excess of the Company’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Company’s current or accumulated earnings and profits will not be so included in the Company’s taxable income.
     The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Company does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
State Taxation
     The State of Michigan imposes a Single Business Tax (the “SBT”), which is an annual value-added tax imposed on the privilege of doing business in the State. Banks with business activity in Michigan are subject to the tax. The major components of the SBT are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income and decreased by the cost of depreciable tangible assets acquired during the year. An investment tax credit may be claimed for the acquisition of depreciable tangible assets. Effective December 31, 2005, the SBT rate was 1.9%.
     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax, but it is required to file an annual report with and pay an annual franchise tax to the State of Delaware.
ITEM 1A. RISK FACTORS
Significant Competition from an Array of Financial Service Providers
     Our ability to achieve strong financial performance and a satisfactory return on investment to shareholders will depend in part on our ability to expand our available financial services. In addition to the challenge of attracting and retaining customers for traditional banking services, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers. If we fail to adequately address each of the competitive pressures in the banking industry, our financial condition and results of operations could be adversely affected.
Economic Downturn
     A general economic slowdown in the geographic region where the Company operates could negatively impact our business. The Company’s profitability is primarily dependent on the profitability of the Bank, which operates in the Southeastern portion of the State of Michigan. In addition to adverse changes in general economic conditions in the United States, unfavorable changes in economic conditions affecting the geographic region in which the Company operates, such as adverse effects of weather or changes in the automotive industry, may have a significant adverse impact on operations of the Company. An economic slowdown could have the following consequences:
•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of the Company may decline; and

•	Collateral (including real estate) for loans made by the Company may decline in value, in turn reducing customers’ borrowing power, and making existing loans less secure.
General Credit Risk
     The risk of nonpayment of loans is inherent in commercial banking. Such nonpayment could have an adverse effect on the Company’s earnings and our overall financial condition as well as the value of our common stock. Management attempts to reduce the Company’s credit exposure by carefully monitoring the concentration of its loans within specific industries and through loan application and approval procedures. However, there can be no assurance that such monitoring and procedures will reduce such lending risks. Credit losses can cause insolvency and failure of a financial institution and, in such event, its shareholders could lose their entire investment.
Environmental Risks
     In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
Susceptibility to Changes in Regulation
     Any changes to state and federal banking laws and regulations may negatively impact our ability to expand services and to increase the value of our business. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. The Gramm-Leach-Bliley Act regarding financial modernization that became effective in November, 1999 removed many of the barriers to the integration of the banking, securities and insurance industries and is likely to increase the competitive pressures upon the Company. We cannot predict what effect such Act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance. For more information on this subject, see the section under Part I, Item 1 of this Report captioned “Regulation and Supervision.”
Interest Rate Risk
     Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” Over the last few years, the Company, along with most other financial institutions, has experienced a “margin squeeze” as lower interest rates have made it difficult to maintain a more favorable net interest spread.
     The Company manages interest rate risk within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spread and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. In the event that our asset/liability management strategies are unsuccessful, our profitability may be adversely affected. For more information regarding the Company’s exposure to interest rate risk, see Part II, Item 7A of this Report.
Attraction and Retention of Key Personnel
     Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Dividend Payout Restrictions
     We currently pay a quarterly dividend on our common shares. However, there is no assurance that we will be able to pay dividends in the future. Dividends are subject to determination and declaration by our board of directors, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our board and to applicable state and federal regulatory limitations. The Company’s ability to pay dividends on its common stock depends on its receipt of dividends from the Bank. The Bank is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company.

Anti-Takeover Provisions
     Provisions of our Articles of Incorporation and Delaware law could have the effect of discouraging takeover attempts which certain stockholders might deem to be in their interest. These anti-takeover provisions may make us a less attractive target for a takeover bid or merger, potentially depriving shareholders of an opportunity to sell their shares of common stock at a premium over prevailing market prices as a result of a takeover bid or merger.
Operational Risks
     We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.
Information Systems
     We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
Technological Advances
     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events
     Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Trading Volume Risks
     Although our common stock is listed for trading on the Nasdaq National Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our Common Stock Is Not An Insured Deposit
     Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company currently conducts its business through its main office and headquarters located in Port Huron, Michigan, and 22 other full-service banking offices and 2 loan production offices (LPO) located in St. Clair, Sanilac, Huron, Macomb, Oakland and Lapeer Counties, Michigan (market area). Twenty two and three of the offices are owned and leased, respectively. All but one full-service office have ATM facilities and all but one full-service office have drive-through facilities. The Company also owns a drive-up banking center and a separate office for its trust and financial services operations, which are both located near its headquarters. The Company currently leases property in Northern Macomb and Oakland Counties for use as LPO’s. The Company leases an operational office space near its headquarters, which expires in September 2007. The leases in Oakland County expire as early as May of 2008 and as late as 2014. The Company also owns and operates ATM machines at 10 other locations located in its market area. The spaces for the ATM machines are leased from independent unaffiliated third parties on a year to year basis. Management believes that the Company will be required to purchase and/or lease additional properties to support the future growth and execute its strategic plan in the near term. As such, the Company expects to enter into a lease during the first quarter of 2006, which expires in 2016, for use as an Operations Center.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the NASDAQ National Market under the symbol “CTZN”. As of February 23, 2006, the Company had approximately 1,021 holders of record. The following table sets forth, for the quarters indicated, the high and low bid information for the common stock and the dividends paid. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

	Year Ended December 31, 2005
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$24.39	$23.08	$23.05	$25.48
Low	$20.50	$19.90	$19.50	$21.80
Dividends Paid	$0.09	$0.09	$0.09	$0.09

	Year Ended December 31, 2004
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$26.40	$25.83	$24.47	$24.40
Low	$23.01	$20.53	$20.80	$21.80
Dividends Paid	$0.09	$0.09	$0.09	$0.09
     On March 28, 2002, Marshall J. Campbell, our Chief Executive Officer, and the Company entered into our Executive Stock Ownership Plan Agreement, pursuant to which Mr. Campbell is entitled to receive deferred compensation units convertible into the Registrant’s common stock. Under this Agreement, as subsequently amended and restated, each vested deferred compensation unit is convertible into one share of common stock of the Company upon Mr. Campbell’s death, retirement, termination of employment with the Company, or if the Agreement is terminated by our Board of Directors on or after the date on which Mr. Campbell’s deferred compensation units become vested, which is January 31, 2007 (or earlier upon Mr. Campbell’s death, disability or certain changes of control). Pursuant to that Agreement, during the twelve month period ended December 31, 2005, we awarded 2,307 deferred compensation units to Mr. Campbell with regard to the twelve months ended December 31, 2004. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the Agreement are complex and the above is only a summary. The full text of the Agreement has been filed as an Exhibit to this Report and should be consulted for full information.
     The Company has entered into deferred fee agreements with certain directors of the Company, under which these directors elected to defer fees paid to them by the Company. Although a director has the right to change or revoke his or her deferral election, the revocation would be effective only for fees deferred for the period beginning with the calendar year after any such revocation. No director has revoked his or her deferral to date. Upon a director’s termination of service with the Board of Directors of the Company, each restricted stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these agreements, the Company awarded 4,446 deferred compensation restricted stock units totaling $97,200 to various members of the Board during the twelve month period ended December 31, 2005. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the agreements are complex and the above is only a summary. The full text of a representative director’s deferred fee agreement previously was filed as an Exhibit with the Securities and Exchange Commission and is listed as an Exhibit to this Report and should be consulted for full information.
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of up to 428,701 shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Company’s share repurchase activity for the three months ended December 31, 2005.

			Total Number of
			Shares Purchased
	Total Number		as Part of Publicly	Remaining Share
	of Shares	Average Price	Announced	Repurchase
Period	Purchased	Paid per Share	Programs	Authorization
10/1/2005 to 10/31/2005	—	—	—	227,046

11/1/2005 to 11/30/2005	—	—	—	227,046

12/1/2005 to 12/31/2005	29,834	$23.25	27,600	199,446

Total	29,834	$23.25	27,600	199,446

ITEM 6. SELECTED FINANCIAL DATA

	DECEMBER 31,				MARCH 31,
	2005	2004 (1)	2003	2002 (2)	2002
	(Dollars in thousands)
SELECTED CONSOLIDATED FINANCIAL DATA:
Total assets	$1,654,223	$1,393,364	$1,094,260	$1,000,184	$946,356
Cash and cash equivalents	47,591	27,937	33,647	40,356	57,926
Securities available for sale	87,510	93,839	79,672	100,382	118,547
Loans, net	1,425,036	1,192,057	929,201	819,136	735,564
Deposits	1,072,195	933,104	748,531	671,830	634,014
FHLB advances	346,500	232,209	172,534	173,003	151,415
Stockholders’ equity	168,570	162,894	158,187	148,155	151,440
Real estate and other assets owned	1,471	1,032	443	353	953
Total nonperforming assets	22,845	11,663	4,358	2,767	2,746

	YEAR			NINE MONTHS
	ENDED			ENDED	YEAR ENDED
	DECEMBER 31,			DECEMBER 31,	MARCH 31,
	2005	2004	2003	2002	2002
Total interest income	$89,089	$69,443	$60,304	$46,954	$66,347
Total interest expense	38,092	25,627	23,307	20,129	30,691

Net interest income	50,997	43,816	36,997	26,825	35,656

Provision for loan losses	2,390	1,555	1,440	892	996

Net interest income after provision for loan losses	48,607	42,261	35,557	25,933	34,660
Noninterest income	6,773	5,438	10,429	5,763	4,079
Noninterest expense	42,068	35,270	27,410	17,670	22,773

Income before income taxes	13,312	12,429	18,576	14,026	15,966
Income taxes	4,278	4,200	6,255	4,842	5,418

Net income	$9,034	$8,229	$12,321	$9,184	$10,548

Earnings per share, basic	1.14	1.04	1.58	1.14	1.23
Dividends per share	0.36	0.36	0.34	0.24	0.16

	YEAR			NINE MONTHS
	ENDED			ENDED	YEAR ENDED
	DECEMBER 31,			DECEMBER 31,	MARCH 31,
	2005	2004	2003	2002	2002
PERFORMANCE RATIOS:
Average yield on interest-earning assets	6.15%	5.64%	6.08%	6.52%	7.49%
Average rate paid on interest-bearing liabilities	3.09	2.46	2.78	3.35	4.22
Average interest rate spread	3.06	3.18	3.30	3.17	3.27
Net interest margin	3.52	3.56	3.73	3.72	4.02
Ratio of interest-earning assets to interest-bearing liabilities	117.45	118.31	118.32	119.83	121.71
Net interest income after provision for loan losses to noninterest expense	115.54	119.82	129.72	146.76	152.20
Noninterest expense as a percent of average assets	2.76	2.67	2.57	2.44	2.54
Return on average assets	0.59	0.62	1.16	1.26	1.16
Return on average equity	5.44	5.13	8.06	8.25	7.00
Ratio of average equity to average assets	10.87	12.15	14.35	15.24	16.49
Dividend payout ratio	33.75	37.24	23.17	22.95	14.10

	AT OR FOR THE YEAR ENDED
	DECEMBER 31,			DECEMBER 31,	MARCH 31,
	2005	2004	2003	2002	2002
Leverage capital ratio	8.4%	9.7%	11.8%	12.1%	16.4%
Total risk-based capital ratio	10.6	12.8	15.8	19.5	22.0
ASSET QUALITY RATIOS:
Nonperforming loans as a percent of total loans	1.48	0.88	0.42	0.29	0.24
Nonperforming assets as a percent of total assets	1.38	0.84	0.40	0.28	0.29
Allowance for loan losses as a percent of total loans	0.94	1.12	1.24	1.33	1.47
Allowance for loan losses as a percent of nonperforming loans	63.4	126.7	297.9	459.1	614.6
Net loans charged-off to average loans	0.18	0.08	0.10	0.10	0.11
OTHER
Full service banking centers and loan production offices at end of period	25	20	16	15	15

(1)	The data for the years ended December 31, 2004 and thereafter include the Metrobank acquisition. See the discussion under General section under Item 1 for further information.

(2)	Effective December 31, 2002, the Company changed its fiscal year end to December 31, rather than on March 31. As a result, the tables report the nine month period ended December 31, 2002 and the year ended March 31, 2002.

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
OVERVIEW
     The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 23 full-service banking centers and 2 loan production offices. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans.
     This was a year of significant investment by the Company in its core infrastructure. To position itself for further growth, the Company opened five additional branch and loan production offices during 2005 which has allowed the Company to further expand into Macomb and Lapeer counties. This expansion, along with an aggressive pricing strategy on both the loan and deposit side, has led to significant growth in both loans and deposits and resulted in an overall increase in the Bank’s market share. Nonetheless, the current interest rate environment coupled with our aggressive pricing strategy continues to contribute to further compression in the Company’s net interest margin.
     The Company also made other significant investments in core infrastructure this year, including successfully integrating the operations of Metrobank and Citizens First Savings Bank under the charter of the latter. This process was undertaken to enhance productivity and increase the Company’s overall profitability. In addition, the Company is currently in the process of discontinuing the outsourcing of its item processing and core system to a third-party service provider. The Company expects that the financial investment necessary to bring this function “in-house” will lead to cost-savings going forward.
     Finally, the year also reflects the Company’s first full year of operation under the mandates of Section 404 of the Sarbanes-Oxley Act, which requires management to develop and maintain a comprehensive process for assessing the effectiveness of the Company’s internal controls over financial reporting and to issue a report on its assessment. As with all other publicly traded companies, establishing these procedures was costly and time consuming. However, the Company expects its fees for professional services related to compliance with Section 404 of the Act to level off on a going-forward basis.
CRITICAL ACCOUNTING POLICIES
     Management has established various accounting policies that govern how accounting principles generally accepted in the United States of America are used to prepare the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements under Item 8 of this Report. Certain accounting policies require management to make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the carrying value of certain of the Company’s assets and liabilities, on the Company’s net income and on the Company’s overall financial condition and results of operations. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly as a result of these estimates and assumptions, and different estimates and assumptions could have a material impact on the carrying value of certain of the Company’s assets and liabilities, on the Company’s net income and on the Company’s overall financial condition and results of operations for future reporting periods. Management believes that the Company’s “critical accounting policies” relate to the Company’s securities, allowance for loan losses, its valuation of its mortgage servicing rights and goodwill and intangibles. These policies are described in more detail below.
SECURITIES. Securities are evaluated to determine whether a decline in their value below amortized cost is other-than-temporary. Management and the Asset/Liability Committee systematically evaluate securities for other-than-temporary declines in market value on a quarterly basis. Management utilizes criteria such as the magnitude and duration of the decline, trends of the respective indices, historical rate patterns and their relation to the expected rates, in addition to the reasons underlying the decline, to determine whether the loss in value is other- than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable. Once a decline in value below amortized cost is determined to be other-than-temporary, the value of the security is reduced to its fair value, forming a new cost basis for the investment, and a corresponding charge to earnings is recognized.
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
     The allowance for loan losses represents management’s estimate of probable losses based on information as of the date of the financial statements. Management evaluates whether the Company’s loan loss allowance is adequate at least quarterly by assessing the expected losses inherent in its loan portfolio. Management first reviews perceived higher risk loans, such as commercial and multi-

family real estate loans and loans with significant balances, and establishes an allowance for those loans. Second, management reviews loans that have deteriorated below certain levels of credit risk, including impaired, or likely uncollectible loans, and loans that have been classified as “watch list” loans, and attributes a specified loan loss allowance to these reviewed loans. For additional information regarding how management determines whether a loan is impaired, or likely uncollectible, see Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report. Third, an appropriate level of loan loss is then determined for the remaining balance of the loan portfolio by applying varying loan loss factors. Management then analyzes whether the combined loan loss allowance is adequate by considering other factors that may have an impact on the performance of the loan portfolio, such as trends in real estate and collateral values, and adjusts the overall loan loss allowance if appropriate.
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
VALUATION OF MORTGAGE SERVICING RIGHTS. The Company routinely sells its originated residential mortgage loans to investors, mainly Freddie Mac and Fannie Mae. Although the Company sells the mortgage loans, it frequently retains the servicing rights, or the rights to collect payments and otherwise service these loans, for an administrative or servicing fee. The mortgage loans that the Company services for others are not included as assets in the Company’s consolidated balance sheet. Loans serviced for others were approximately $648.9 million and $574.4 million at December 31, 2005 and December 31, 2004, respectively.
     The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the Company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the loan. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company ‘s loan servicing portfolio, such as loan terms, interest rates and recent prepayment experience, as well as current market interest rate levels, market forecasts and other economic conditions. Based upon the independent third party’s valuation of the Company ‘s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.
     The balances of the Company ‘s capitalized mortgage servicing rights, net of valuation allowance, included in the Company’s other assets at December 31, 2005 and December 31, 2004 were $4.1 million and $3.9 million, respectively. The fair values of the Company’s mortgage servicing rights were determined using annual constant prepayment speeds of 7.87% and 10.22% and discount rates of 8.50% and 7.50% at December 31, 2005 and December 31, 2004, respectively. (Constant prepayment speeds are a statistical measure of the historical or expected prepayment of principal on a mortgage.) Different estimates of the prepayment speeds and discount rates or different assumptions could have a material impact on the value of the mortgage servicing rights and, therefore, on the Company’s valuation allowance. For further discussion of the Company’s valuation allowance and valuation of mortgage servicing rights, including a table setting forth the valuation allowances established by management with regard to the Company ‘s mortgage servicing rights for the previous three periods, see Note 6 to the Company’s Consolidated Financial Statements under Item 8 of this Report. As can be seen in that table, prepayments have decreased and discount rates have increased over the past twelve months. As a result of the combined effect of these conditions, the estimated fair value of the Company ‘s mortgage servicing rights has increased.
GOODWILL AND INTANGIBLES. Goodwill and intangible assets arising from business acquisitions represent the value attributable to identifiable (core deposits) and unidentifiable (goodwill) intangible elements in the business acquired. The fair value of goodwill and intangibles is dependent upon many factors, including the Company’s ability to provide quality, cost effective services in the face of competition from other financial institutions. A decline in earnings as a result of business or market conditions, a lack of growth or the Company’s inability to deliver cost effective services over sustained periods can lead to impairment of goodwill and intangibles which could adversely impact earnings in future periods.
     The annual test of goodwill impairment is performed during the fourth quarter of each fiscal year by comparing the fair value of the Company to the book value of the Company. If the book value is in excess of the fair value, impairment is indicated and the goodwill must be written down to its fair value. For a further discussion of the Company’s goodwill and intangibles, refer to Note 2 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND 2004
TOTAL ASSETS. Total assets increased $260.9 million, or 18.7%, to $1.7 billion at December 31, 2005 from $1.4 billion at December 31, 2004, primarily due to:
•	a $233.0 million, or 19.5%, increase in loans, which is explained in more detail below,

•	a $5.6 million, or 18.1%, increase in premises and equipment, due to the purchase of land for future branch expansion in the Company’s market area, the remodeling of the Company’s main office and additional capital improvements as a result of remodeling of our other branches, and 4 additional banking centers,

•	a $19.7 million, or 70.4%, increase in cash and equivalents due to timing differences, and

•	a $4.2 million, or 30.8%, increase in Federal Home Loan Bank (FHLB) stock, due to increased borrowings from the FHLB which, in turn, required an increased investment in FHLB stock.
     The increases in assets at December 31, 2005, as compared to assets at December 31, 2004, described above were partially offset by a decrease in securities available for sale of approximately $6.3 million, or 6.7%, due to maturities of investments and using the cash flow of these maturities to pay off federal funds borrowed.
     The Company’s net loans to assets ratio at December 31, 2005 was 86.1% compared to 85.6% at December 31, 2004, as a result of the $233.0 million increase in loans referred to above. The increase in loans was a result of the Company’s operating strategy of controlled balance sheet growth and consisted primarily of:
•	a $72.4 million, or 20.9%, increase in commercial real estate loans to $418.3 million,

•	a $49.0 million, or 22.0%, increase in commercial loans to $271.4 million,

•	a $51.4 million, or 166.3%, increase in construction loans to $82.3 million,

•	a $18.2 million, or 16.1%, increase in home equity loans and lines of credit to $131.4 million, and

•	a $18.0 million, or a 19.8%, increase in consumer loans to $108.6 million primarily in vehicles loans.
     The increase in commercial and commercial real estate loans was primarily due to the development of new business relationships in the new markets where we have concentrated our growth efforts and growth of existing clients. The increase in consumer loans was a result of ongoing efforts to emphasize growth in shorter term commercial and consumer loan products. Additionally, we added several experienced mortgage loan officers during 2005 which had an accretive and immediate impact on the mortgage loan portfolio in the form of home equity lines of credit and construction loans. We expect the balances in these types of loans to increase during 2006, however, to a much lesser extent given the current rising interest rate environment.
TOTAL LIABILITIES. Total liabilities increased $255.2 million, or 20.7%, from $1.2 billion at December 31, 2004 to $1.5 billion at December 31, 2005. The increase was primarily due to the following:

•	a $139.1 million, or 14.9%, increase in deposits from $933.1 million at December 31, 2004 to $1.1 million at December 31, 2005, and

•	a $114.7 million, or 39.9%, increase in borrowed funds to fund loan growth which primarily consisted of a $114.3 million, or 49.2%, increase in FHLB advances from $232.2 million at December 31, 2004 to $346.5 million at December 31, 2005, partially offset by a net decrease of $6.1 million, or 60.5%, in the bank line of credit.
     The overall increase in deposits was primarily invested in loans. The increase in deposits was a result of the Company’s greater emphasis on building additional relationships with new and existing customers and revisiting our competitive pricing structure on a regional basis. During 2005, we increased our rates offered on deposits based on several modeling analyses and overall interest rate market. While our deposits have grown during 2005, we expected continued intense competition for deposit share in our markets. As part of our strategic plan, we believe we have a tremendous amount of opportunity to increase the number of products per household, which improved from 2.03 to 2.51 at December 31, 2004 and December 31, 2005, respectively. The $139.1 million increase in deposits at December 31, 2005 compared to December 31, 2004 was primarily due to the following:
•	a $22.1 million, or 24.7%, increase in noninterest bearing deposits,

•	a $16.6 million, or 6.5%, increase in money market accounts, and

•	a $137.1 million, or 38.0%, increase in certificates of deposit, of which $41.5 million related to brokered deposits.
     The increases in the certificates of deposit accounts were primarily due to lower overall rates in short-term accounts. The growth in noninterest bearing deposits and money market accounts was partially due to growth in business deposit accounts as part of our ongoing effort to attract and retain deposit relationships with businesses throughout our market areas.
     The increase in deposits at December 31, 2005, as compared to at December 31, 2004, was partially offset by a decrease in NOW checking accounts of $38.4 million, or 29.6%, primarily due to customers transferring deposits to higher earning certificates of deposits.
QUALITY OF ASSETS. Nonperforming loans were 1.48% of total loans at December 31, 2005, compared to 0.88% at December 31, 2004. Nonperforming loans increased $10.7 million, or 101.1%, to $21.4 million at December 31, 2005 from $10.6 million at December 31, 2004. Approximately 82% of the total increase in nonperforming loans was due to the overall general growth of the portfolio, in addition to commercial loans which, primarily represents three commercial loan relationships that were previously considered “watch” credits by management at December 31, 2004. These three loan relationships have either deteriorated or have been placed under forbearance agreements by management. Additionally, the increase in nonperforming real estate and consumer loans were partially attributable to general poor economic conditions in the State of Michigan (including a statewide unemployment rate that is higher than the national average), loans that deteriorated during the course of 2005 and our change in policy in regards to the criteria necessary to classify a loan as performing or nonperforming as previously discussed above in Item 1, under the section “Nonperforming Assets and Delinquencies”. The Company believes that the collateral attached to these relationships is adequate or that specific reserves have been allocated to cover any potential impairment. See the LOANS section of Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report for more information.
     Nonperforming assets, which includes nonperforming loans and real estate and other assets owned by the Company after foreclosure, increased $11.2 million, or 95.9%, to $22.8 million, or 1.38%, of total assets, at December 31, 2005, as compared to $11.7 million, or 0.84%, of total assets at December 31, 2004. This increase in nonperforming assets was due to the increase in nonperforming loans as described above along with a nominal $439,000 increase in other real estate owned. The allowance for loan losses remained constant at $13.5 million at December 31, 2005 and December 31, 2004, or 0.94%, of total loans and 63% of nonperforming loans at December 31, 2005, as compared to 1.12% of total loans and 127% of nonperforming loans at December 31, 2004. During 2005, we took a proactive and aggressive approach in addressing delinquent loans and enhanced monitoring systems to ensure that the Company maintains asset quality to the highest levels. Additionally, the bankruptcy laws changed during the last quarter of 2005, and similar to other financial institutions, the Company experienced an increase in nonperforming loans and charge-offs in 2005. As such, net charge-offs increased from $882,000 to $2.3 million for the years ended December 31, 2004 and December 31, 2005, respectively. The provision for loan losses increased $835,000, or 53.7%, from $1.6 million to $2.4 million for the years ended December 31, 2004 and December 31, 2005, respectively.
     The Company’s allowance for loan losses is a critical accounting policy that involves estimates and assumptions about matters that are highly uncertain. Use of a different amount for the allowance could have a material impact on the Company’s financial statements. For more information on how the amount of this allowance is determined, please see the caption “Critical Accounting Policies” in this section.

STOCKHOLDERS’ EQUITY. Stockholders’ equity increased $5.7 million from $162.9 million at December 31, 2004 to $168.6 million at December 31, 2005, as a result of net income of $9.0 million, a $698,000 increase in unearned compensation for ESOP and a $479,000 increase in deferred compensation which represents deferred fees owed to members of the Board of Directors. These increases were partially offset by a $1.7 million increase in treasury shares and a $277,000, or 44.6%, increase in accumulated other comprehensive loss from the net unrealized gains or losses on securities.
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

	Year Ended December 31,
	2005			2004			2003
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans (1)	$1,317,897	$83,895	6.37%	$1,115,618	$65,457	5.87%	$874,377	$55,905	6.39%
Investment securities (2)	93,144	4,287	4.60	97,104	3,402	3.50	97,519	3,706	3.80
FHLB Stock	16,640	662	3.98	11,325	488	4.31	9,219	368	3.99
Federal funds sold	1,727	60	3.47	3,718	41	1.10	2,513	67	2.67
Interest earning deposits	18,125	185	1.02	4,400	55	1.25	8,043	258	3.21

Total interest earning assets	1,447,533	89,089	6.15	1,232,165	69,443	5.64	991,671	60,304	6.08

Noninterest earning assets	79,282			88,034			73,880

Total assets	$1,526,815			$1,320,199			$1,065,551

INTEREST BEARING LIABILITIES:
Deposits:
Savings	$96,198	$597	0.62%	$99,781	$574	0.58%	$73,351	$567	0.77%
NOW	94,693	896	0.95	119,940	747	0.62	85,368	904	1.06
Money market	272,053	6,503	2.39	265,342	3,787	1.43	240,685	3,808	1.58
Certificates of deposit	435,578	15,186	3.49	322,602	9,776	3.03	264,834	8,717	3.29

Total interest bearing deposits	898,522	23,182	2.58	807,665	14,884	1.84	664,238	13,996	2.11
Short-term borrowings	49,474	2,007	4.06	30,663	724	2.36	1,300	3	0.23
FHLB advances	284,449	12,903	4.54	203,122	10,019	4.93	172,596	9,308	5.39

Total interest bearing liabilities	1,232,445	38,092	3.09	1,041,450	25,627	2.46	838,134	23,307	2.78

Noninterest bearing deposits	116,835			100,154			65,325
Other noninterest bearing liabilities	11,536			18,225			10,789

Total liabilities	1,360,816			1,159,829			914,248
Equity	165,999			160,370			152,862

Total liabilities and equity	$1,526,815			$1,320,199			$1,067,110

Net interest-earning assets	$215,088			$190,715			$153,537

Net interest income		$50,997			$43,816			$36,997

Interest rate spread (3)			3.06%			3.18%			3.30%
Net interest margin as a percentage of interest-earning assets (4)			3.52%			3.56%			3.73%
Ratio of interest-earning assets to interest-bearing liabilities			117.45%			118.31%			118.32%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Compared to			Compared to
	Year Ended December 31, 2004			Year Ended December 31, 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNING ASSETS:
Loans	$11,874	$6,564	$18,438	$15,415	$(5,863)	$9,552
Investment securities	(139)	1,024	885	(16)	(288)	(304)
FHLB stock	229	(55)	174	84	36	120
Federal funds sold	(22)	41	19	32	(58)	(26)
Interest earning deposits	172	(42)	130	(117)	(86)	(203)

Total interest earning assets	12,114	7,532	19,646	15,399	(6,260)	9,139

INTEREST BEARING LIABILITIES:
Deposits:
Savings	$(21)	$44	$23	$204	$(197)	$7
NOW	(157)	306	149	366	(523)	(157)
Money market	96	2,620	2,716	390	(411)	(21)
Certificates of deposit	3,424	1,986	5,410	1,901	(842)	1,059

Total interest bearing deposits	3,341	4,957	8,298	2,861	(1,973)	888
Short-term borrowings	444	839	1,283	68	653	721
FHLB advances	4,011	(1,127)	2,884	1,646	(935)	711

Total interest bearing liabilities	7,797	4,668	12,465	4,575	(2,255)	2,320

Increase (decrease) in net interest income	$4,317	$2,864	$7,181	$10,825	$(4,005)	$6,819

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
     To facilitate understanding the Company’s results of operations, the following table sets forth the Company’s results of operations for the years ended December 31, 2005, 2004 and 2003 along with the relative percentage change from period to period. Additionally, Metrobank income and expenses are included beginning in the 2004 results of operations.

				Percent
				Increase
	Year Ended			(Decrease)
	December 31,			2005	2004
	2005	2004	2003	vs. 2004	vs. 2003
INTEREST INCOME
Loans, including fees	$83,895	$65,457	$55,905	28.2%	17.1%
Federal funds sold and interest bearing deposits	245	96	325	155.2%	-70.5%
Securities:
Tax-exempt	1,304	917	485	42.2%	89.1%
Taxable	3,645	2,973	3,589	22.6%	-17.2%

Total interest income	89,089	69,443	60,304	28.3%	15.2%
INTEREST EXPENSE
Deposits	23,182	14,884	13,996	55.8%	6.3%
Short-term borrowings	2,007	724	3	177.2%	(1)
FHLB advances	12,903	10,019	9,308	28.8%	7.6%

Total interest expense	38,092	25,627	23,307	48.6%	10.0%

NET INTEREST INCOME	50,997	43,816	36,997	16.4%	18.4%
PROVISION FOR LOAN LOSSES	2,390	1,555	1,440	53.7%	8.0%

NET INTEREST INCOME, after provision for loan losses	48,607	42,261	35,557	15.0%	18.9%
NONINTEREST INCOME
Service charges and other fees	2,512	2,484	3,235	1.1%	-23.2%
Mortgage banking activities	2,816	1,400	6,051	101.1%	-76.9%
Trust fee income	1,239	801	631	54.7%	26.9%
Gain (loss) on sale of securities available for sale	—	468	(46)	-100.0%	(1)
Other	206	285	558	-27.7%	-48.9%

Total noninterest income	6,773	5,438	10,429	24.6%	-47.9%
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	19,502	16,266	13,192	19.9%	23.3%
Office occupancy and equipment	6,561	5,652	4,191	16.1%	34.9%
Advertising and business promotion	1,552	1,913	1,228	-18.9%	55.8%
Stationery, printing and supplies	2,037	1,761	1,472	15.7%	19.6%
Data processing	1,887	1,301	487	45.0%	167.2%
Professional fees	4,232	3,547	2,143	19.3%	65.5%
Core deposit intangible amortization	561	660	—	-15.0%	100.0%
Other	5,736	4,170	4,697	37.6%	-11.2%

Total noninterest expense	42,068	35,270	27,410	19.3%	28.7%

INCOME, before federal income tax expense	13,312	12,429	18,576	7.1%	-33.1%
Federal income tax expense	4,278	4,200	6,255	1.9%	-32.9%

NET INCOME	$9,034	$8,229	$12,321	9.8%	-33.2%

EARNINGS PER SHARE, BASIC	$1.14	$1.04	$1.58	9.6%	-34.2%

EARNINGS PER SHARE, DILUTED	$1.14	$1.04	$1.57	9.6%	-33.8%

(1)	Percent change is greater than 1,000% and therefore is not listed for presentation purposes

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
NET INCOME. The increase in net income for 2005 was primarily due to a $6.4 million, or 15.0% increase in net interest income, after provision for loan losses and a $1.3 million, or 24.6%, increase in noninterest income. The increase in net income was offset by an increase of $6.8 million, or 19.3%, increase in noninterest expenses, which was primarily due to a $3.2 million, or 19.9%, increase in compensation and employee benefits. These increases and decreases are explained in more detail below.
NET INTEREST INCOME. Net interest income, before provision for loan loss, increased by $7.2 million to $51.0 million for the year ended December 31, 2005, from $43.8 million for the year ended December 31, 2004. The increase was primarily due to 8 prime rate increases, or 200 basis points, between December 31, 2004 and December 31, 2005. As such, total interest income increased $19.7 million, or 28.3%, to $89.1 million for the year ended December 31, 2005, from $69.4 million for the year ended December 31, 2004. The current rising interest rate environment generated higher yields in both loans and investments. However our growth in loans, primarily commercial loans, contributed to the rise in interest income.
     The increase in interest income was offset by a $12.5 million, or 48.6%, increase in interest expense, primarily due to our increased reliance on the FHLB and our correspondent banks’ federal fund borrowing lines. Similarly to 2004, our loan growth surpassed our growth in deposits during 2005 and therefore, as anticipated, our borrowings increased to fund this loan growth. We expect this trend to continue throughout 2006 based on our expectations of growth and the highly competitive market in which the Company operates or anticipates to operate. Interest expense on deposits increased $8.3 million, or 55.8%, from $14.9 million to $23.2 million for the years ended December 31, 2004 and December 31, 2005, respectively. A majority of this increase was in money market deposits and certificate of deposit.
     As we continue to move into new markets to expand our market share, we expect interest expense on deposits to increase during 2006, as experienced during the year ended December 31, 2005. The Company is entering highly competitive markets, however, based on management’s analysis, we believe that these markets provide greater and more lucrative opportunities within which to execute our strategic plan. We believe the Macomb, Lapeer and Oakland County markets are experiencing positive economic growth based on our information gathered during our due diligence and analysis of census data. Our net interest margin fell by 4 basis points from 3.56% to 3.52% from December 31, 2004 to December 31, 2005, respectively. As such, in a rising interest rate environment, we expect our net interest margin to remain flat or increase incrementally during 2006.
PROVISION FOR LOAN LOSSES. The provision for loan losses increased $835,000, or 53.7%, from $1.6 million for the year ended December 31, 2004 to $2.4 million for the year ended December 31, 2005. The increased provision for loan losses is a result of our analysis of the allowance for loan losses, loan growth experienced during 2005 and the increase in nonperforming loans during 2005. Despite the increased provision, the loan loss allowance as a percentage of total loans decreased from 1.12% at December 31, 2004 to 0.94% at December 31, 2005, and the allowance for loan losses as a percentage of nonperforming loans decreased from 127% at December 31, 2004 to 63% at December 31, 2005, in each case primarily as a result of the significant increase in the size and growth of the Company’s loan portfolio. See Item 1 under the QUALITY OF ASSETS section for additional discussion relating to the provision for loan losses. Management expects, based on our strategic plan, that the provision for loan losses during 2006 will increase by approximately, if not more, than the increase experienced during 2005.
NONINTEREST INCOME. As discussed in previous SEC quarterly and annual reports, the Company’s noninterest income is an area that continues to be on the forefront of management discussion and efforts to improve are constantly reviewed. This is an area that, compared to our peers, provides a tremendous opportunity for growth. However, it is recognized by management that exemplary execution is vital to our success. Several initiatives were implemented during 2005 in an effort to increase this source of income.
     Service charges and other fees remained relatively flat, however, mortgage banking activities increased $1.4 million, or 101.1%, from $1.4 million to $2.8 million during the years ended December 31, 2004 and December 31, 2005, respectively. Included in this increase was the sale of approximately $62 million of mortgage loans which resulted in a gain before taxes of approximately $936,000. Trust fee income increased by $438,000, or 54.7%, from $801,000 to $1.2 million for the years ended December 31, 2004 and December 31, 2005, respectively.
     The increase in noninterest income was offset by reduced gains on sale of securities compared to 2004 as the Company sold only one security at par during the first quarter of 2005.
NONINTEREST EXPENSE. Noninterest expense increased $6.8 million, or 19.3%, to $42.1 million for the year ended December 31, 2005, from $35.3 million for the year ended December 31, 2004. The increase in noninterest expense was primarily due to an increase of $3.2 million, or 19.9%, in compensation, payroll taxes and employee benefit expenses, due primarily to 41 full and part time employees added during 2005 to significantly increase the level of customer service and to accommodate the expansion of our branch and loan production office network. Given the rise in health care costs, growth expected to be achieved in the future, and the costs of securing experienced personnel, we expect these expenses to continue to increase in the future. We have invested significantly in experienced personnel to generate various efficiencies and to obtain our overall growth that we experienced in 2005. We expect these investments in personnel to continue to add value to our business model.

     In addition to the increase in compensation, payroll taxes and employee benefit expenses, office occupancy and equipment increased $909,000, or 16.1%, to $6.6 million for the year ended December 31, 2005 from $5.7 million for the year ended December 31, 2004 primarily due to 3 additional branches and 2 additional loan production offices, as rent expense increased 22.1% during 2005. The Company also renovated three floors of the main office to make them more conducive to a sales and service environment.
     Contributing to the increase in noninterest expense was an increase of $685,000, or 19.3%, in professional fees primarily due to compliance with the various requirements of the Sarbanes-Oxley Act, an increase of $586,000, or 45.0%, in data processing expense primarily related to our successful conversion of the core systems of Metrobank, and an increase of $1.6 million, or 37.6%, in other noninterest expenses, of which approximately $410,000 related to conversion of Metrobank. The increase in noninterest expense was partially offset by a decrease of $361,000, or 18.9%, in advertising expenses.
INCOME TAXES. Federal income taxes for the year ended December 31, 2005 were $4.3 million, an increase of $78,000, or 1.9%, from $4.2 million for the year ended December 31, 2004. The effective tax rates for 2005 and 2004 were 32.1% and 33.8%, respectively. Included in federal income taxes at December 31, 2004 is a reserve for the realization of a portion of the Company’s contribution carry forward for tax purposes, which expires in fiscal 2006. Realization of this contribution carry forward is based on the generation of sufficient taxable income prior to the carry forwards’ expiration. Management has determined, based on projected taxable income levels through 2006, that the entire amount of the carry forward is not expected to be used. Therefore, during 2005, management recorded $300,000 as an addition to the valuation allowance for a total of $750,000 as of December 31, 2005 because it is more likely than not that the full contribution carry forward will not be utilized prior to its expiration.
COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
NET INCOME. The decrease in net income for the year was primarily due to a $2.3 million, or 10.0%, increase in interest expense, a $5.0 million, or 47.9%, decrease in noninterest income primarily due to a $4.7 million, or 76.9%, decrease in income from mortgage banking activities due to the dropoff of refinancing of residential mortgage loans, combined with a $7.9 million, or 28.7%, increase in noninterest expenses, which was primarily due to a $3.1 million, or 23.3%, increase in compensation, payroll taxes and employee benefit expenses and a $1.5 million, or 34.9%, increase in occupancy expenses.
NET INTEREST INCOME. Net interest income, before provision for loan loss, increased by $6.8 million to $43.8 million for the year ended December 31, 2004, from $37.0 million for the year ended December 31, 2003. The increase consisted primarily of a $9.1 million, or 15.2%, increase in total interest income to $69.4 million for the year ended December 31, 2004, from $60.3 million for the year ended December 31, 2003 primarily due to the addition of $110.6 million of loans from Metrobank that provided $7.9 million in interest income offset by a 52 basis point reduction in average yields on loans.
     The increase in total interest income was offset by a $2.3 million, or 10.0%, increase in total interest expense to $25.6 million for the year ended December 31, 2004, from $23.3 million for the year ended December 31, 2003 primarily due to a $888,000, or 6.3%, aggregate increase in interest expense on savings, NOW and Money Market Deposit Accounts and a $1.4 million, or 15.4%, increase in interest expense on FHLB advances and other borrowings to $10.7 million for the year ended December 31, 2004 from $9.3 million for the year ended December 31, 2003, primarily due to a $59.9 million increase in the average balance of FHLB advances and other borrowings, which was partially offset by a 46 basis point decrease in average interest rates on FHLB advances.
     Earning asset yields have declined by approximately 45 basis points over the last year. Net interest margin continues to compress as existing loans refinance and new loans, mainly commercial and consumer, that are indexed to Prime were added to the portfolio.
PROVISION FOR LOAN LOSSES. The provision for loan losses increased $115,000, or 8.0%, from $1.4 million for the year ended December 31, 2003 to $1.55 million for the year ended December 31, 2004. The increased provision for loan losses is the result of a $6.7 million increase in nonperforming loans due to a change in policy and the $24,000, or 2.8%, increase in net charge-offs for the year ended December 31, 2004 compared to the year ended December 31, 2003. As a result of the increase in nonperforming loans and net charge-offs, management felt an increased provision was warranted. Despite the increased provision, the loan loss allowance as a percentage of total loans decreased from 1.24% at December 31, 2003 to 1.12% at December 31, 2004, and the allowance for loan losses as a percentage of nonperforming loans decreased from 298% at December 31, 2003 to 127% at December 31, 2004, in each case primarily as a result of the significant increase in the size of the Company ‘s loan portfolio.
NONINTEREST INCOME. Noninterest income decreased by $5.0 million, or 47.9%, from $10.4 million for the year ended December 31, 2003 to $5.4 million for the year ended December 31, 2004. Metrobank provided a total of $614,000, or 11.3%, of the total in noninterest income. The overall decrease was primarily due to a $4.7 million, or 76.9%, decrease in mortgage banking activities, due to decreased sales of fixed-rate one- to four-family loans and a one-time charge of approximately $400,000 in the first quarter to the custodial account for the servicing of loans sold to Freddie Mac. As discussed in the Form 10-K for the year ended December 31, 2003 and as expected by management, the volume of refinancing of mortgage loans significantly decreased due to the economic conditions experienced during 2004. Mortgage banking activities were effected due to the prime rate increase of 125 basis points from December 31, 2003 to December 31, 2004. Additionally, service charges and other fees decreased $751,000, or 23.2%, primarily due to strategic pricing of our products in efforts to increase our customer base.
     The decrease in noninterest income was offset by an increase in gains on sales of investment securities of $514,000 from a $46,000 loss for the year ended December 31, 2003 to a $468,000 gain for the year ended December 31, 2004. The Company took advantage of the increased market values of various investments and used the proceeds to fund higher interest earning assets, in this case loans.
     While noninterest income showed significant decreases during the period, much of the decrease was due to the large reduction of refinancings and subsequent sales of long-term, fixed-rate one- to four-family residential mortgage loans.
NONINTEREST EXPENSE. Noninterest expense increased $7.9 million, or 28.7%, to $35.3 million for the year ended December 31, 2004, from $27.4 million for the year ended December 31, 2003, of which Metrobank contributed $6.7 million, or 19.0%, of total noninterest expense. Noninterest expense increased primarily due to the an increase of $3.1 million, or 23.3%, in compensation, payroll taxes and employee benefit expenses, due primarily to $3.6 million additional expenses for staff acquired in the Metrobank transaction. Occupancy and equipment expense increased $1.5 million, or 34.9%, due partially to additional branches and $1.3 million in additional expenses for Metrobank. Advertising and business promotion expense increased $685,000, or 55.8%, due to increased advertising efforts in association with the Metrobank acquisition. Professional fees increased $1.4 million, or 65.5%, due to increased costs associated with being a public company, including compliance costs associated with the enactment of the Sarbanes-Oxley Act of 2002 and charges for compliance with Section 404. Data processing increased $814,000, or 167.2%, primarily due to a full year of using Fiserv as our core processor.
INCOME TAXES. Federal income taxes for the year ended December 31, 2004 were $4.2 million, a decrease of $2.1 million, or 32.9%, from $6.3 million for the year ended December 31, 2003. The effective tax rates for 2004 and 2003 were 33.8% and 33.7%, respectively. Included in federal income taxes at December 31, 2004 is a reserve for the realization of a portion of the Company’s contribution carry forward for tax purposes, which expires in fiscal 2006. Realization of this contribution carry forward is based on the generation of sufficient taxable income prior to the carry forwards’ expiration. During 2004, management determined, based on projected taxable income levels through 2006, that the entire amount of the carry forward is not expected to be used. Therefore, management recorded a $450,000 valuation allowance because it is more likely than not that the full contribution carry forward will not be utilized prior to its expiration.
LIQUIDITY AND CAPITAL RESOURCES
GENERAL. Based on the following, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     Liquidity is the Company’s ability to meet its current and future needs for cash. The Company further defines liquidity as the ability to have funds available, without incurring excessive cost, to respond to the needs of depositors and borrowers and to satisfy its financial commitments, as well as maintaining the flexibility to take advantage of investment opportunities. Many factors affect a Company’s ability to meet its liquidity needs, including variation in the markets served, the Company’s asset/liability mix, its reputation and credit standing in the market and general economic conditions.
     The Company’s primary sources of funds consist of deposits, loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities and borrowings from the FHLB or correspondent banks, cash on hand and cash on deposit. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, and mortgage loan originations and sales are greatly influenced by general interest rates, economic conditions and competition. Additionally, dividends from the Bank may be a source of funding for the Company. The Bank is subject to regulatory requirements regarding these dividends. These regulatory requirements are further discussed in Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report. The Company primarily uses its funds for the following:
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
     The Company’s most liquid assets are cash and due from depository institutions as well as securities maturing in one year or less. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and deposits in other depository institutions totaled $47.6 million and securities available for sale totaled $87.5 million. In addition, at December 31, 2005, the Company had the ability to borrow a total of approximately $488.4 million from the FHLB and other correspondent banks. On that date, the Company had advances outstanding from the FHLB of $346.5 million and $56.0 million from other correspondent banks.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     As disclosed in the Notes to the Consolidated Financial Statements under Item 8 of this Report, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations and commitments are (in thousands):

	Payments Due by Period
	Less than	1 to 3	4 to 5	After 5
Contractual Obligations	1 Year	Years	Years	Years	Total

Deposits without a stated maturity (1)	$574,177	—	—	—	$574,177
Time deposits (2)	351,455	$109,410	$37,311	$14,123	512,299
FHLB advances (3)	142,793	149,062	56,335	32,461	380,651
Short-term borrowings	55,963	—	—	—	55,963
ESOP loan	507	1,148	1,351	5,663	8,669
Purchase obligations (4)	5,004	1,275	750	1,650	8,679
Noncancelable leases	852	1,585	640	261	3,338

Total	$1,130,751	$262,480	$96,387	$54,158	$1,543,776

	Expiration by Period
	Less than	1 to 3	4 to 5	After 5
Other Commitments	1 Year	Years	Years	Years	Total

Letters of credit	$9,062	$—	$—	$—	$9,062
Commitments to extend credit	410,330	—	—	—	410,330

Total	$419,392	$—	$—	$—	$419,392

(1) Excludes interest.
(2) Includes interest on both fixed and variable-rate obligations. Interest was calculated using a weighted average yield based on the type of time deposit at December 31, 2005. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could have a material impact on the contractual amounts to be paid.
(3) Includes interest on both fixed and variable-rate FHLB advances. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2005. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could have a material impact on the contractual amounts to be paid.
(4) Purchase obligations include an operations center lease to be executed during the first part of 2006 for a total of approximately $3.8 million over a 10 year lease term, approximately $3.2 million related to capital expenditures which include renovations of the interiors of branch offices and completion of the renovation of the main office. Approximately $1.7 million relates to estimated conversion costs and upgrades to our core system expected to occur during 2006 as we continue to bring item and core processing "in-house", as previously discussed.
CASH FLOWS OF THE COMPANY
OPERATING ACTIVITIES. The Company originates fixed-rate mortgage loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of these sales provide the Company with funds for both additional lending and liquidity to meet its current obligations. The Company sold $175.1 million and $126.8 million of fixed-rate mortgage loans during the periods ended December 31, 2005 and 2004, respectively.
     The Company’s investment portfolio is evaluated on a monthly basis at its Asset/Liability Management Committee (ALCO) meetings. Based on recommendations from ALCO, the Company did not sell investments during 2005 due to the interest rate environment. As such, no gains or losses were recognized for the year ended December 31, 2005.
LENDING AND INVESTING ACTIVITIES. The primary investing activities of the Company are the origination of loans to be held for investment, the purchase and sale of securities and capital expenditures.
     Investment security purchases during the year ended December 31, 2005 subsided as the Company invested the cash flow from operations into the loan portfolio which are generally higher yielding assets. Purchase of premises and equipment increased during 2005 as the Company continues to execute our growth strategy into new markets and continued renovation of our branches and main office.
DEPOSIT AND FINANCING ACTIVITIES. Financing activities consist primarily of activity in deposit accounts, FHLB advances and other borrowings, payment of dividends to the Company’s shareholders and repurchase of the Company’s stock pursuant to various common stock repurchase programs approved by the Company’s Board of Directors. The Company experienced a net increase in total deposits of $139.1 million for the year ended December 31, 2005 compared to a net increase in total deposits of $50.0 million for the year ended December 31, 2004. Deposit flows are affected by market interest rates, the interest rates and products offered by the Company and its competitors and other factors. The Company generally manages the pricing of its deposits to be competitive with other local banks and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.
     During the years ended December 31, 2005 and 2004, FHLB advances increased $114.3 million and $59.7 million, respectively. FHLB advances are collateralized by mortgage loans and investment securities under a blanket collateral agreement. Additionally, the Company has a $25 million line of credit, of which $4.0 million was outstanding at December 31, 2005, from an unrelated bank to provide an additional funding source to support loan growth. Under the terms of the Agreement, the Company is required to be categorized as “well capitalized” under regulatory guidelines. If the Company falls below this category, the line of credit would be terminated and become immediately due. The line is collateralized by the common stock of the Bank and expires on January 9, 2007. For additional information about borrowings, see Note 8 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
     At December 31, 2005, the Company had outstanding unfunded commitments to originate loans or to refinance existing loans of $419.4 million, $38.9 million of which had fixed interest rates. These loans are generally to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through cash and cash equivalents, sales of loans, sales and maturities of securities and borrowings. In addition, certificates of deposit that are scheduled to mature in one year or less from December 31, 2005 total $346.8 million. To the extent that the Company needs to fund maturing certificates of deposit, they will also be funded through cash and cash equivalents, increased deposits, sales of loans and sales and maturities of securities, FHLB borrowings and brokered deposits. Based on past experience, however, management believes that a significant portion of these certificates of deposit will remain with the Company.
     During the years ended December 31, 2005 and 2004, dividends were paid to shareholders in the amounts of $3.0 million and $2.8 million, respectively. The Company intends to continue to pay regular quarterly dividends. The declaration and payment of dividends, however, are subject to the discretion of the Board of Directors and to compliance requirements under applicable law. For additional information, see Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report. Determination of the timing and amount of future dividends, if any, will depend upon our results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board of Directors may deem relevant. At this time, the Company does not believe that there are any restrictions that would currently materially limit the Company’s ability to pay dividends or that the Company believes are likely to limit materially the future payment of dividends on its common stock.
     On October 1, 2002, the Company’s Board of Directors announced a plan to repurchase up to 428,701, or 5%, of its outstanding common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock in the open market at prevailing prices or in privately negotiated transactions from time to time depending upon market conditions and other factors. Through December 31, 2005, the Company had repurchased 229,255 shares of its common stock pursuant to this repurchase plan at a weighted average price of $21.86 per share. Repurchased shares are held in treasury and may be used in connection with employee benefits and other general corporate purposes. Management does not believe that these past purchases have had, nor are future purchases expected to have, a significant impact on the Company’s liquidity. For more information on the Company’s stock repurchase programs, see Note 15 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
REGULATORY CAPITAL REQUIREMENTS. The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines. See Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
NEW ACCOUNTING STANDARDS. There were several new accounting standards which were issued or became effective in 2005, in addition to some which have later effective dates. Those that are applicable to the Company are discussed in Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
EFFECT OF INFLATION AND CHANGING PRICES. The Company’s Consolidated Financial Statements and related financial data presented have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations, increased loan amounts and increased interest rates (which must include a real rate of return and an additional amount to reflect expected inflation over the term of the loan). Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
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
     The Company has an Asset/Liability Management Committee that is responsible for accomplishing the principal objectives of interest rate risk management. The Committee regularly reviews the Company’s guidelines and strategies affecting the Company’s asset/liability management related activities to determine if they are adequate based on estimated market risk sensitivity, policy limits set by the Company’s Board and overall market interest rate levels and trends. The Committee is composed of members of management and the Company’s Board of Directors and regularly meets to review the Company’s asset/liability mix. It also reports trends, interest rate risk position and results of current interest rate risk management strategies and recommends any changes to strategies to the Board of Directors quarterly. In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and the sale of longer-term, fixed-rate loans; (2) emphasizing shorter term consumer loans; (3) maintaining a high quality portfolio of short-to intermediate-term securities; (4) maintaining high levels of liquidity; and (5) using FHLB advances and other borrowings to better structure the maturities of its interest rate sensitive liabilities.
     Adverse market interest rate changes between the time that a customer receives a rate-lock commitment on a mortgage and when the fully funded mortgage loan is sold to an investor can erode the value of that mortgage. The Company enters into forward sales contracts in order to mitigate this particular interest rate risk. The Company accepts credit risk in forward sales contracts should the other party default, in which case the Company would be compelled to sell the mortgages to another party at the current market price. Therefore, if market interest rates increased from the date of the forward sales contract and the other party defaulted, the Company would most likely have to sell the mortgage to another party at a lower price, which would reduce earnings or create losses on this mortgage. More recently, the Company has used some of its excess liquidity to increase its loan portfolios. As liquidity is reduced, the Company’s sensitivity to interest rate movements is expected to increase.
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
     The table below sets forth, as of December 31, 2005, estimated net interest income and the estimated changes in the Company’s net interest income for the next twelve month period that could occur as a result of instantaneous changes in market interest rates of 100 and 200 basis points:

	Estimated Change in Annual Net Interest Income
Increase/(Decrease) in Market Interest	At December 31, 2005 (Dollars in thousands)
Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change
200	$62,109	$2,435	4.08%
100	60,234	560	0.94
Static	59,674	—	—
-100	59,639	(35)	(0.06)
-200	58,483	(1,191)	(2.00)
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
     As noted above, computation of the prospective effect of hypothetical interest rate changes is based on a number of assumptions. The calculation of the interest rate sensitivity of the Company could vary significantly if different assumptions were used, or if the Company’s response to changes in interest rates included changes in the mix of assets and liabilities in its balance sheet. Other shortcomings also exist in the table. These shortcomings include the following, among others:
•	Although certain assets may have similar maturities or repricing characteristics, they may react in different degrees to changes in interest rates.

•	The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.

•	Certain assets, such as adjustable-rate and residential mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.

•	In the event of a change in interest rates, expected rates of repayments on loans and early withdrawals from time deposits could deviate significantly from those assumed in calculating the table.

•	If interest rates increased, it is also possible that the increased mortgage payments required of certain borrowers could result in an increase in delinquencies and defaults.

•	Changes in interest rates could also affect the volume and profitability of the Company’s lending operations.
     As a result of these and other shortcomings in the model determining the prospective effects of interest rate changes, the computations in the table should not be relied upon as indicative of actual results in the event of changes in market interest rates. Further, the computations do not reflect any actions that management may undertake to respond to changes in interest rates.
     Forward sales contracts as of December 31, 2005 have settlement dates of less than 30 days. The weighted average settlement interest rate for these contracts was 6.1%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Citizens First Bancorp, Inc.
Port Huron, Michigan
We have audited the accompanying consolidated balance sheets of Citizens First Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens First Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 23, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP
Grand Rapids, Michigan
March 23, 2006
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Citizens First Bancorp, Inc.
Port Huron, Michigan
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Citizens First Bancorp, Inc. (Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 23, 2006 expressed an unqualified opinion on those consolidated financial statements.

BDO Seidman, LLP
Grand Rapids, Michigan
March 23, 2006

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	December 31,
	2005	2004
ASSETS

Cash and due from depository institutions	$38,217	$27,937
Federal funds sold	2,029	—
Interest-bearing deposits in other depository institutions	7,345	—

Total cash and cash equivalents	47,591	27,937

Securities available for sale, at fair value (Note 3)	87,510	93,839
Federal Home Loan Bank stock, at cost	17,700	13,536
Loans held for sale	2,126	192
Loans, less allowance for loan losses of $13,546 and $13,472 (Note 4)	1,425,036	1,192,057
Premises and equipment, net (Note 5)	36,228	30,680
Goodwill (Note 2)	9,814	9,814
Other intangible assets, net of amortization of $1,221 and $660 (Note 2)	3,179	3,740
Accrued interest receivable and other assets (Notes 6 and 9)	25,039	21,569

Total assets	$1,654,223	$1,393,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$111,503	$89,416
Interest-bearing (Note 7)	960,692	843,688

Total deposits	1,072,195	933,104

Federal Home Loan Bank advances (Note 8)	346,500	232,209
Bank line of credit (Note 8)	3,950	10,000
Federal funds purchased (Note 8)	52,013	45,527
Accrued interest payable and other liabilities (Note 10)	10,995	9,630

Total liabilities	1,485,653	1,230,470

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)
STOCKHOLDERS’ EQUITY (Notes 11, 12 and 15)
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	93,848	93,409
Retained earnings	104,054	98,068
Accumulated other comprehensive loss	(898)	(621)
Treasury stock, at cost (1,364,561 and 1,278,891 shares)	(24,653)	(23,004)
Deferred compensation obligation (Note 10)	3,111	2,632
Unearned compensation — ESOP (Note 10)	(6,987)	(7,685)

Total stockholders’ equity	168,570	162,894

Total liabilities and stockholders’ equity	$1,654,223	$1,393,364

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS EXCEPT PER SHARE DATA)

		Year Ended
		December 31,
	2005	2004	2003
INTEREST INCOME
Loans, including fees	$83,895	$65,457	$55,905
Federal funds sold and interest bearing deposits	245	96	325
Securities:
Tax-exempt	1,304	917	485
Taxable	3,645	2,973	3,589

Total interest income	89,089	69,443	60,304
INTEREST EXPENSE
Deposits	23,182	14,884	13,996
Short-term borrowings	2,007	724	3
FHLB advances	12,903	10,019	9,308

Total interest expense	38,092	25,627	23,307

NET INTEREST INCOME	50,997	43,816	36,997
PROVISION FOR LOAN LOSSES (Note 4)	2,390	1,555	1,440

NET INTEREST INCOME, after provision for loan losses	48,607	42,261	35,557
NONINTEREST INCOME
Service charges and other fees	2,512	2,484	3,235
Mortgage banking activities	2,816	1,400	6,051
Trust fee income	1,239	801	631
Gain (loss) on sale of securities available for sale	—	468	(46)
Other	206	285	558

Total noninterest income	6,773	5,438	10,429
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits (Note 10)	19,502	16,266	13,192
Office occupancy and equipment	6,561	5,652	4,191
Advertising and business promotion	1,552	1,913	1,228
Stationery, printing and supplies	2,037	1,761	1,472
Data processing	1,887	1,301	487
Professional fees	4,232	3,547	2,143
Core deposit intangible amortization	561	660	—
Other	5,736	4,170	4,697

Total noninterest expense	42,068	35,270	27,410

INCOME, before federal income tax expense	13,312	12,429	18,576
Federal income tax expense (Note 9)	4,278	4,200	6,255

NET INCOME	$9,034	$8,229	$12,321

EARNINGS PER SHARE, BASIC	$1.14	$1.04	$1.58

EARNINGS PER SHARE, DILUTED	$1.14	$1.04	$1.57

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (IN THOUSANDS EXCEPT SHARE DATA)

				Accumulated
		Additional		Other		Deferred	Unearned
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation -
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	ESOP	Total
BALANCE, December 31, 2002	$95	$92,528	$83,044	$322	$(20,342)	$1,590	$(9,082)	$148,155
Allocation of ESOP shares	—	383	—	—	—	—	699	1,082
Purchase of treasury stock (69,697 shares)	—	—	—	—	(1,445)	—	—	(1,445)
Deferred compensation	—	—	—	—	—	464	—	464

Dividends paid ($0.34 per share)	—	—	(2,681)	—	—	—	—	(2,681)
Comprehensive income:
Net income	—	—	12,321	—	—	—	—	12,321
Change in net unrealized gain on securities available for sale, net of tax effect of $150	—	—	—	291	—	—	—	291

Total comprehensive income	—	—	—	—	—	—	—	12,612

BALANCE, December 31, 2003	95	92,911	92,684	613	(21,787)	2,054	(8,383)	158,187
Allocation of ESOP shares	—	490	—	—	—	—	698	1,188
Exercise of stock options	—	8	—	—	85	—	—	93
Purchase of treasury stock (56,649 shares)	—	—	—	—	(1,302)	—	—	(1,302)

Deferred compensation	—	—	—	—	—	578	—	578
Dividends paid ($0.36 per share)	—	—	(2,845)	—	—	—	—	(2,845)
Comprehensive income:
Net income	—	—	8,229	—	—	—	—	8,229
Change in net unrealized loss on securities available for sale, net of tax effect of $(636)	—	—	—	(1,234)	—	—	—	(1,234)

Total comprehensive income	—	—	—	—	—	—	—	6,995

BALANCE, December 31, 2004	95	93,409	98,068	(621)	(23,004)	2,632	(7,685)	162,894
Allocation of ESOP shares	—	430	—	—	—	—	698	1,128
Exercise of stock options	—	9	—	—	121	—	—	130
Deferred compensation and stock awards earned	—	—	—	—	113	—	—	113
Purchase of treasury stock (85,670 shares)	—	—	—	—	(1,883)	—	—	(1,883)
Deferred compensation	—	—	—	—	—	479	—	479
Dividends paid ($0.36 per share)	—	—	(3,048)	—	—	—	—	(3,048)
Comprehensive income:
Net income	—	—	9,034	—	—	—	—	9,034
Change in net unrealized loss on securities available for sale, net of tax effect of $(143)	—	—	—	(277)	—	—	—	(277)

Total comprehensive income	—	—	—	—	—	—	—	8,757

BALANCE, December 31, 2005	$95	$93,848	$104,054	$(898)	$(24,653)	$3,111	$(6,987)	$168,570

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year Ended
	December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$9,034	$8,229	$12,321
Adjustments to reconcile net income to net cash from operating activities:
Provision for deferred income taxes	468	2,477	617
Provision for loan losses	2,390	1,555	1,440
Deferred compensation and ESOP	1,720	1,766	1,546
Depreciation	2,355	1,955	1,320
Core deposit intangible amortization	561	660	—
Amortization of securities	691	3,048	213
Proceeds from sale of mortgage loans held for sale	175,126	126,823	324,960
Origination of mortgage loans held for sale	(176,484)	(124,832)	(322,407)
Gain on sale of mortgage loans	(576)	(199)	(2,980)
(Gain) loss on sale of securities available for sale	—	(468)	46
(Gain) loss on sale or disposal of premises and equipment	(59)	144	31
Changes in assets and liabilities, net of acquisition:
(Increase) in accrued interest receivable and other assets	(3,795)	(3,508)	(3,255)
Increase in accrued interest payable and other liabilities	1,365	2,636	7,812

Net cash from operating activities	12,796	20,286	21,664

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	15,493	20,365	48,867
Proceeds from sale of securities available for sale	95	63,289	25,990
Purchase of securities available for sale	(10,370)	(63,898)	(53,964)
Purchase of Federal Home Loan Bank stock	(4,164)	(3,792)	(236)
Acquisition, net of cash acquired (Note 2)	—	(24,398)	—
Net increase in loans	(235,369)	(162,466)	(111,505)
Proceeds from sale of premises and equipment	282	4	—
Purchases of premises and equipment	(8,126)	(7,225)	(9,631)

Net cash used for lending and investing activities	(242,159)	(178,121)	(100,479)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	139,091	49,977	76,701
Net increase in federal funds purchased	6,486	36,527	—
Proceeds from exercises of stock options	130	93	—
Proceeds from line of credit	1,000	10,000	—
Repayment of line of credit	(7,050)	—	—
Repayment of FHLB advances	(153,854)	(52,325)	(8,469)
Proceeds from FHLB advances	268,145	112,000	8,000
Purchase of treasury stock	(1,883)	(1,302)	(1,445)
Payment of dividends	(3,048)	(2,845)	(2,681)

Net cash from deposit and financing activities	249,017	152,125	72,106

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,654	(5,710)	(6,709)
CASH AND CASH EQUIVALENTS, beginning of period	27,937	33,647	40,356

CASH AND CASH EQUIVALENTS, end of period	$47,591	$27,937	$33,647

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$36,691	$25,901	$23,508
Federal income taxes	3,600	4,410	4,995
See notes to accompanying consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION — Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Metrobank, Metrobank Financial Services, Metrobank Mortgage, LLC, Citizens Financial Services, Inc. and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. All significant intercompany transactions and balances have been eliminated in consolidation.
NATURE OF OPERATIONS — The Company operates predominately in the mideastern portion of Michigan’s lower peninsula. The Company’s primary services include accepting deposits, making commercial, consumer, and mortgage loans, and engaging in mortgage banking activities. The Company’s loan portfolio primarily consists of residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. The Company is not dependent upon any single industry or customer. At December 31, 2005, approximately 17.2% of total deposits were held by municipalities. See Item 1 under the DEPOSITS section for further discussion.
USE OF ESTIMATES — In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of investment securities, mortgage servicing rights, foreclosed real estate, goodwill and other intangible assets.
CASH AND CASH EQUIVALENTS – For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from depository institutions, federal funds sold, and interest bearing deposits in other depository institutions, all of which mature within ninety days.
SECURITIES — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost (none at December 31, 2005 and 2004). Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income net of applicable income taxes.
     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and securities available for sale below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
FEDERAL HOME LOAN BANK STOCK — Federal Home Loan Bank (FHLB) stock is considered a restricted investment security and is carried at cost. Purchases and sales of FHLB stock are made directly with the FHLB at par value.
MORTGAGE BANKING ACTIVITIES — The Company routinely sells to investors its originated long-term residential fixed-rate mortgage loans. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.
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
     The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding, also known as rate lock commitments. Rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements. The fair value of rate lock commitments was insignificant at December 31, 2005 and 2004.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $3.5 million and $6.5 million at December 31, 2005 and 2004, respectively. The fair value of forward contracts was insignificant at December 31, 2005 and 2004.
LOANS — The Company grants mortgage, commercial, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
     The accrual of interest on all loans, with the exception of commercial loans, is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Commercial loans are monitored after the loan is 90 days delinquent. Upon analysis of the circumstances of the borrower, a decision is made by the Senior Vice President of Commercial Banking, the special loans officer and the loan committee whether or not the loan should be placed on nonperforming status. In all cases, nonperforming loans are charged off at an earlier date if collection of principal or interest is considered doubtful. The Company considers the term nonperforming and nonaccrual the same.
ALLOWANCE FOR LOAN LOSSES — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is assured. Subsequent recoveries, if any, are credited to the allowance.
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
LOAN SERVICING — Servicing assets are recognized as separate assets when rights are acquired through the sale of originated residential mortgage loans. Capitalized servicing rights are reported in other assets and are amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or on a valuation model that calculates the present value of estimated future net servicing income using market based assumptions. Temporary impairment is recognized through a valuation allowance for an individual stratum to the extent that fair value is less than the capitalized amount for the stratum. If it is later determined that all or a portion of the temporary impairment no longer exists, the valuation allowance is reduced through a recovery of income. An other-than-temporary impairment results in a permanent reduction to the carrying value of the servicing asset.
     Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.
GOODWILL AND INTANGIBLES. Goodwill and intangibles arising from business acquisitions represents the value attributable to the identifiable (core deposits) and unidentifiable (goodwill) intangible elements in the business acquired. The fair value of goodwill and intangibles is dependent upon many factors, including the Company’s ability to provide quality, cost effective services in the face of competition from other financial institutions. A decline in earnings as a result of business or market conditions, a lack of growth or the Company’s’ inability to deliver cost effective services over sustained periods can lead to impairment of goodwill and intangibles which could adversely impact earnings in future periods.
     The annual test of goodwill impairment is performed during the fourth quarter of each fiscal year by comparing the fair value of the Company to the book value of the Company. If the book value is in excess of the fair value, impairment is indicated and the goodwill must be written down to its fair value.
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
FORECLOSED ASSETS — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less the cost to sell at the date of the foreclosure, establishing a new cost basis. The variances, if any, are charged against the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets amounted to $1.5 million and $1.0 million at December 31, 2005 and 2004, respectively.
INCOME TAXES — Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.
STOCK BASED COMPENSATION — Under the Company’s stock-based incentive plan, which is described more fully in Note 11, the Company may grant restricted stock awards and awards to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, repectively. The Company accounts for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, establishes an alternative fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. As discussed in the section labeled RECENT ACCOUNTING PRONOUNCEMENTS below, the Company vested substantially all of the stock options effective June 30, 2005. By vesting substantially all stock options outstanding, the Company recognized an additional $595,000 in pro forma expense for the year ended December 31, 2005. By not electing this fair value alternative, certain pro forma disclosures of the expense recognition provisions of Statement No. 123 are required, and include the effects of such immediate vesting of substantially all of the stock options are as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2005	2004	2003
Net income, as reported	$9,034	$8,229	$12,321
Deduct: Total stock option-based employee compensation expense determined under fair value-based method, net of related tax effects	(749)	(130)	(85)

Pro forma net income	$8,285	$8,099	$12,236

Earnings per share
Basic — as reported	$1.14	$1.04	$1.58
Basic — pro forma	$1.05	$1.03	$1.57
Diluted — as reported	$1.14	$1.04	$1.57
Diluted — pro forma	$1.04	$1.02	$1.56
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2005		2004		2003
Dividend yield	1.57%		1.56%		1.60%
Expected life	8	years	8	years	8	years
Expected volatility	28.98%		16.55%		22.00%
Risk-free interest rate	4.00%		4.00%		4.00%
OTHER COMPREHENSIVE INCOME — Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on securities available for sale, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income is comprised solely of unrealized gains and losses on securities available for sale, net of applicable income taxes, for all periods presented.
EARNINGS PER SHARE — Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury and unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share.

     Earnings per common share have been computed based on the following (in thousands except for per share data):

	Year Ended
	December 31,
	2005	2004	2003
Net income	$9,034	$8,229	$12,321

Average number of common shares outstanding used to calculate basic earnings per common share	7,901,860	7,890,482	7,810,422
Effect of dilutive securities	38,863	37,901	32,743

Average number of common shares outstanding used to calculate diluted earnings per common share	7,940,723	7,928,383	7,843,165

Number of antidilutive stock options excluded from diluted earnings per share computation	34,696	38,754	—

TRUST ASSETS — Trust assets held in a fiduciary or agency capacity are not included in the accompanying consolidated balance sheet because they are not assets of the Company.
ADVERTISING COSTS – Advertising costs are expensed as incurred.
RECENT ACCOUNTING PRONOUNCEMENTS –In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), Share Based Payment, which revises SFAS No.123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. The provisions of the Statement are effective for the Company’s financial statements issued for periods beginning after January 1, 2006. Previously, the Company has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied. Effective June 30, 2005, the Company’s Board of Directors accelerated the vesting of substantially all of its outstanding stock options in conjunction with an overall review of the compensation system and in anticipation of implementation of Statement No. 123(R). See the section labeled STOCK BASED COMPENSATION above for the pro forma disclosures and the related effects on basic and diluted earnings per share. Adoption of this Statement is not expected to have a material impact on the Company’s Consolidated Financial Statements in future years as substantially all options were fully vested in 2005.
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. The guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in this FSP in 2005.
     In December 2005, the FASB issued FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk The FSP was issued to emphasize the requirement to assess the adequacy of disclosures for all lending products whose contractual features may increase the exposure of the originator, holder, investors, guarantor, or servicer to an increased risk of nonpayment or not realizing the full value of the loan. The Company does not have a material amount of nontraditional loan products whose terms represent a concentration of credit risk; therefore, this FSP did not have any impact on the Company.
RECLASSIFICATIONS — Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

NOTE 2 — GOODWILL AND INTANGIBLES
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
     Goodwill impairment is tested on the first day of the last quarter of each calendar year. This is a five step process. The first step compares the book value of the Company’s stock to the fair market value of the shares as reported on a widely recognized internet web site. If the fair market value of the stock is greater than the calculated book value of the stock, the goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, four additional steps of determining fair value of additional assets can be taken to determine impairment. Step one indicated the fair market value of the Company stock was in excess of the book value and no further testing was required. Based on the results of our tests for impairment, the Company concluded that no impairment of goodwill existed on October 1, 2005.
     Net other intangible assets at December 31, 2005 and December 31, 2004 were $3.2 million and $3.7 million, respectively. These assets consist primarily of core deposit intangibles and amortization expense for the next 5 years is as follows: $477,000, $405,000 in 2006, 2007, and $383,000 in 2008, 2009 and 2010, respectively. Annually, the core deposit intangible is evaluated for impairment by comparing the total dollar value of deposits purchased in 2004 to the amount remaining as of the testing date. Based on our analysis , no impairment of the identifiable intangible asset occurred.
     Effective October 1, 2005, Metrobank’s charter was dissolved into the Bank and therefore is no longer referred to as a separately chartered bank. As such, Metrobank’s subsidiaries Metrobank Mortgage, LLC and Metrobank Financial Services are consolidated into the Bank. Currently, we refer to the Company’s four branches in Oakland County as doing business as Metrobank, a subsidiary of Citizens First Bancorp. In accordance with FDIC and other regulations, customers of the former Metrobank were notified in regards to this event and FDIC insurance disclosures.
NOTE 3 — SECURITIES
     The amortized cost and estimated fair value of securities available for sale with gross unrealized gains and losses are as follows (in thousands):

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,379	—	$399	$22,980
Obligations of state and political subdivisions	35,506	$151	239	35,418
Corporate debt securities	20,584	—	108	20,476
Equity securities available for sale	5,000	—	687	4,313
Mortgage-backed securities	4,400	6	83	4,323

Total securities available for sale	$88,869	$157	$1,516	$87,510

	December 31, 2004
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,124	$103	$150	$26,077
Obligations of state and political subdivisions	37,504	537	152	37,889
Corporate debt securities	19,366	1	73	19,294
Equity securities available for sale	5,002	—	1,117	3,885
Mortgage-backed securities	6,783	15	104	6,694

Total securities available for sale	$94,779	$656	$1,596	$93,839

     At December 31, 2005 and 2004, securities with a carrying value of $5,606,000 and $6,583,000, respectively, were pledged to secure borrowings, public deposits and for other purposes required or permitted by law.

     The amortized cost and estimated fair value of securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	December 31, 2005
	Amortized	Fair
	Cost	Value
Due within one year or less	$18,174	$18,089
Due after one year through five years	39,804	39,354
Due after five years through ten years	19,566	19,500
Due after ten years	1,925	1,931

Total	79,469	78,874

Mortgage-backed securities	4,400	4,323
Equity securities available for sale	5,000	4,313

Total	$88,869	$87,510

     For the years ended December 31, 2005, 2004 and 2003, proceeds from sale of securities available for sale amounted to $95,000, $63,289,000 and $25,990,000, respectively. Gross realized gains amounted to $0, $531,000 and $80,000, respectively. Gross realized losses amounted to $0, $63,000 and $126,000, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $0, $(164,000) and $16,000, respectively.
     Information pertaining to securities available for sale with gross unrealized losses at December 31, 2005 and 2004 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	December, 31 2005
	Less than Twelve Months		Over Twelve Months
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$183	$11,074	$216	$11,905
Obligations of state and political subdivisions	160	14,128	79	5,588
Corporate debt securities	1	520	107	3,499
Equity securities available for sale	—	—	687	4,315
Mortgage-backed securities	10	889	73	2,966

Total	$354	$26,611	$1,162	$28,273

	December, 31 2004
	Less than Twelve Months		Over Twelve Months
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$150	$10,639	—	—
Obligations of state and political subdivisions	132	7,172	$20	$1,848
Corporate debt securities	73	4,193	—	—
Equity securities available for sale	—	—	1,117	3,885
Mortgage-backed securities	100	6,675	4	566

Total	$455	$28,679	$1,141	$6,299

     Included in the tables above, at December 31, 2005, the Company had 40 securities in an unrealized loss position greater than 12 months, and 52 securities in an unrealized loss position less than 12 months. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for equity securities relates to preferred stock issued by FHLMC. These unrealized losses are primarily attributable to changes in interest rates. The unrealized losses, except for the FHLMC stock, were 5% or less of their respective amortized cost basis. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized costs.

NOTE 4 — LOANS
     Balances of loans are as follows (in thousands):

	December 31,
	2005	2004
Real estate loans:
One-to four-family	$427,714	$404,655
Commercial and multi-family	418,314	345,936
Residential construction	82,328	30,917
Home equity and lines of credit	131,378	113,202

	1,059,734	894,710
Commercial loans	271,436	222,403
Consumer loans:
Vehicles	84,189	66,463
Other	24,421	24,184

	108,610	90,647

Total loans	1,439,780	1,207,760
Less:
Allowance for loan losses	13,546	13,472
Net deferred loan fees	1,198	2,231

Net loans	$1,425,036	$1,192,057

     Loans made in the ordinary course of business to related parties, including senior officers and directors of the Company, totaled approximately $14,808,000 and $18,311,000 at December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, $2,390,000 of new loans were made, and repayments totaled $1,841,000, and other adjustments related to the Metrobank merger totaled $4,052,000.
     Activity in the allowance for loan losses was as follows (in thousands):

	Year Ended
	December 31,
	2005	2004	2003
Balance, beginning of period	$13,472	$11,664	$11,082
Allowance from acquisition	—	1,135	—
Provision for loan losses	2,390	1,555	1,440
Charge-offs	(2,609)	(1,459)	(1,095)
Recoveries	293	577	237

Balance, end of period	$13,546	$13,472	$11,664

     The following is a summary of information pertaining to impaired and nonperforming loans (in thousands):

	December 31,
	2005	2004

Impaired loans without a valuation allowance	$9,569	$—
Impaired loans with a valuation allowance	2,290	2,653

Total impaired loans	$11,859	$2,653

Valuation allowance related to impaired loans	$600	$420

Total nonperforming loans	$21,374	$10,631

	Year Ended
	December 31,
	2005	2004	2003

Average investment in impaired loans	$7,256	$3,065	$257

Interest income recognized on impaired loans	$—	$—	$—

Interest income recognized on a cash basis on impaired loans	$36	$—	$—

NOTE 5 — PREMISES AND EQUIPMENT
     Premises and equipment were as follows (in thousands):

	December 31,
	2005	2004

Land	$8,626	$6,650
Office buildings	28,926	23,276
Furniture, fixtures, and equipment	15,523	14,064
Construction in process	2,153	3,635

Total premises and equipment	55,228	47,625
Less accumulated depreciation	(19,000)	(16,945)

Net carrying amount	$36,228	$30,680

     Estimated costs to complete construction contracts in process at December 31, 2005 totaled $3.1 million.
     Pursuant to terms of noncancelable lease agreements in effect at December 31, 2005 pertaining to banking premises and equipment, future minimum rent payments under various operating leases are as follows (in thousands):

2006	$852
2007	836
2008	749
2009	428
2010	212
Thereafter	261

Total	$3,338

     The leases contain options to extend for periods from 5 to 20 years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2005, 2004, and 2003, amounted to $844,000, $691,000, and $99,000, respectively.
NOTE 6 — LOAN SERVICING
     The unpaid principal balance of mortgage loans serviced for others was approximately $648,855,000, $575,111,000 and $477,982,000 at December 31, 2005, 2004 and 2003, respectively, and are not included in the accompanying consolidated balance sheets.

     The fair value of mortgage servicing rights included in other assets at December 31, 2005 and 2004 was $4,118,000 and $3,938,000, respectively. The key economic assumptions used in determining the fair value of the mortgage servicing rights are as follows:

	December 31,
	2005	2004	2003

Annual constant prepayment speed	7.87%	10.22%	13.46%
Weighted average life (in months)	264	257	269
Discount rate	8.50%	7.50%	7.25%
     The following table summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in the related valuation allowance (in thousands):

	Year Ended
	December 31,
	2005	2004	2003

Balance, beginning of period	$3,938	$3,820	$1,939
Net mortgage servicing rights acquired in acquisition	—	662	—
Amount capitalized	1,258	1,118	3,063
Amortization	1,010	1,662	2,459
Change in valuation reserve	(68)	—	1,277

Balance, end of period	$4,118	$3,938	$3,820

Valuation allowance:
Balance, beginning of period	—	—	$1,277
Additions	$68	—	—
Reductions	—	—	1,277

Balance, end of period	$68	$—	$—

NOTE 7 — DEPOSITS
     Interest-bearing deposit balances are summarized as follows (in thousands):

	December 31,
	2005	2004

Passbook and savings deposits	$99,171	$97,448
NOW accounts	91,184	129,573
Money market variable rate accounts	272,319	255,716
Time deposits	498,018	360,951

Total	$960,692	$843,688

     At December 31, 2005, the scheduled maturities of time deposits were as follows (in thousands):

2006	$346,782
2007	62,090
2008	38,885
2009	14,672
2010	22,327
Thereafter	13,262

Total	$498,018

     Time deposits individually exceeding $100,000 were approximately $202,470,000 and $133,070,000 at December 31, 2005 and 2004, respectively.
     Deposits from related parties held by the Company at December 31, 2005 and 2004, amounted to $2,925,000 and $2,533,000, respectively.
NOTE 8 — BORROWINGS
FHLB ADVANCES — FHLB advances (“advances”) consist of fixed-rate advances that bear interest at rates ranging from 2.34 percent to 7.31 percent payable monthly. The advances are collateralized by approximately $363,000,000 and $370,000,000 of mortgage loans at December 31, 2005 and 2004, respectively, under a blanket collateral agreement. At December 31, 2005, the weighted average interest rate on fixed-rate advances was 4.50 percent.
     The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the FHLB. Repayments of the advances are as follows at December 31, 2005 (in thousands):

2006	$140,186
2007	45,395
2008	89,919
2009	21,602
2010	25,868
Thereafter	23,530

Total	$346,500

SHORT TERM BORROWINGS — Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased are excess balances in reserve accounts held at the Federal Reserve Bank that the Company purchases from other member banks on an overnight basis. The daily average amount outstanding of funds purchased during the year ended December 31, 2005 was $39,574,000 at a weighted daily average interest rate of 3.61%. To provide additional support for growth, the Company has a line of credit from an unrelated bank of which $4.0 million was available and outstanding at December 31, 2005. The effective interest rate on the line of credit is based on the three month LIBOR rate plus 1.30 percent, effectively 5.41 percent at December 31, 2005. Under the terms of the Agreement, the Company is required to be categorized as “well capitalized” under regulatory guidelines. If the Company falls below this category, the line of credit would be terminated and become immediately due. The line is collateralized by the common stock of the Bank and was amended after December 31, 2005 to expire on January 9, 2007.
NOTE 9 — FEDERAL INCOME TAXES
     The consolidated provision for federal income taxes consisted of the following (in thousands):

	Year Ended
	December 31,
	2005	2004	2003

Current tax expense	$3,810	$1,723	$5,638
Deferred tax expense	468	2,477	617

Total income tax expense	$4,278	$4,200	$6,255

     Federal income tax expense differed from the amounts computed by applying the statutory income tax rate to income before federal income tax expense as a result of the following (in thousands):

	Year Ended
	December 31,
	2005	2004	2003

Income tax at statutory rates (1)	$4,659	$4,350	$6,502
Increase (decrease) resulting from:
Change in contribution carry forward reserve	300	450	—
Tax-exempt interest expense	(470)	(432)	(218)
Other	(211)	(168)	(29)

Total income tax expense	$4,278	$4,200	$6,255

(1)	35% in 2005, 2004 and 2003
     The net deferred income tax asset was comprised of the tax effects of the following temporary differences (in thousands):

	December 31,
	2005	2004

Deferred income tax assets:
Allowance for loan losses	$4,741	$3,859
Contribution carry forward	1,210	1,461
Deferred loan fees	—	17
Employee benefit obligations	2,372	2,025
Net unrealized loss on securities available for sale	462	320
Other	367	615

Total deferred income tax assets	9,152	8,297
Deferred income tax liabilities:
Original issue discount	498	275
Investment in subsidiary	537	341
Deferred loan fees	185	—
Accumulated depreciation	1,402	1,022
Net unrealized gain on securities available for sale	—	—
Accumulated accretion	49	—
Core deposit intangible	1,113	1,309
Other	764	720

Total deferred income tax liabilities	4,548	3,667

Deferred income tax asset	4,604	4,630
Valuation allowance	(750)	(450)

Net deferred income tax asset	$3,854	$4,180

     The Company had a contribution carry forward for tax purposes of $3,457,000 and $4,176,000 at December 31, 2005 and December 31, 2004, respectively, which expires in fiscal 2006. Realization of the deferred income tax asset related to the contribution carry forward is dependent on generation of sufficient taxable income before the carry forward expires. Prior to 2005, it became evident to the Company that realization of the entire contribution carry forward, based on projected taxable income amounts through fiscal 2006, was in doubt. The Company recorded $750,000 and $450,000 at December 31, 2005 and December 31, 2004, respectively, as a valuation allowance against a portion of the contribution carry forward because management believes it is more likely than not that a portion of the benefit associated with their deferred tax asset will not be realized. In addition, the Company has not recognized a deferred tax liability for tax bad debt reserves of approximately $6,600,000 that existed at December 31, 1987, because it is not expected that this temporary difference will reverse in the foreseeable future.

NOTE 10 — EMPLOYEE BENEFITS
DEFINED BENEFIT PENSION PLAN — The Company is a participant in the multiple-employer Financial Institutions Retirement Fund (“FIRF”), which covers substantially all of its officers and employees. The FIRF, for all full-time employees with one year of service, provides benefits based on basic compensation and years of service. The Company’s contributions are determined by FIRF and generally represent the normal cost of the FIRF. Specific plan assets and accumulated benefit information for the Company’s portion of the FIRF are not available. Under the Employee Retirement Income Security Act of 1974 (ERISA), a contributor to a multiemployer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The (income) expense of the FIRF allocated to the Company for the years ended December 31, 2005, 2004, and 2003 amounted to ($21,000), $0 and $250,000, respectively. The income reported for the year ended December 31, 2005 is based on results of the Plan Valuation Analysis performed by our third party administrator and its actuarial results thereof.
     As of February 1, 2004, the Company froze the current accrual of benefits under the FIRF plan and ceased accruing future benefits for employees participating in the FIRF, although vesting service will continue. In addition, the Company is also considering withdrawing from the FIRF, but any withdrawal liability has not yet been quantified.
DEFINED CONTRIBUTION PLANS — The Company sponsors a qualified savings plan (“Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who have completed at least one year of service. Eligible employees may contribute up to 25 percent of their annual compensation, subject to certain maximums established by the Internal Revenue Service. The Company will match up to 50 percent of the first 4 percent of the employees’ compensation deferred each year. The Company made matching contributions for the years ended December 31, 2005, 2004, and 2003 of approximately $144,000, $215,000, and $86,000, respectively.
DEFERRED COMPENSATION ARRANGEMENTS — The Company has entered into deferred compensation and fee arrangements with certain of its directors and senior officers. The amounts deferred under the arrangements are invested in Company common stock and are maintained in a rabbi trust. The Company has 236,622 and 214,383 treasury shares reserved for the various plans with a related obligation of $3,111,000 and $2,632,000 established within stockholders’ equity as of December 31, 2005 and 2004, respectively. The arrangements are accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. Assets of the rabbi trusts are consolidated with the Company, and the value of the Company’s stock held in rabbi trusts is classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of deferred compensation (fair value of the restricted stock award at the date of grant) as the basis for recognition in the rabbi trust. Changes in fair value owed to employees are not recognized as the arrangements do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock. Shares repurchased for the rabbi trusts totaled 22,239, 15,725 and 198,658 for the years ended December 31, 2005, 2004 and 2003, respectively. The total shares repurchased have a weighted average price of $17.39 per share.
EMPLOYEE STOCK OWNERSHIP PLAN — The Company sponsors a leveraged employee stock ownership plan (ESOP). The ESOP covers all employees with more than one year of service who have completed at least 1,000 hours of service and who have attained the age of 18. The Company provided a loan to the ESOP, which was used to purchase 762,140 shares of the Company’s outstanding stock in the open market. The loan bears interest equal to the prime rate at the time of conversion and provides for the repayment of principal over the 15 year term of the loan. The scheduled maturities of the loan are as follows (in thousands):

Year Ending
December 31,	Amount
2006	$507
2007	551
2008	597
2009	648
2010	703
Thereafter	5,663

Total	$8,669

     The Company makes annual contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Dividends paid on unallocated shares are not considered dividends for financial reporting purposes and are used to pay principal and interest on the ESOP loan. Dividends on allocated shares are charged to retained earnings. Compensation expense is recognized for the ESOP equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of shares committed to be released for allocation and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). Total compensation expense for the ESOP amounted to $1,128,000, $1,188,000 and $1,082,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Shares held by the ESOP include the following:

	December 31,
	2005	2004

Allocated	254,046	203,237
Unallocated	508,094	558,903

Total	762,140	762,140

     The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of stockholders’ equity. The fair value of the unallocated shares was approximately $11,976,000 and $13,514,000 at December 31, 2005 and 2004, respectively.
NOTE 11 — STOCK BASED COMPENSATION
RESTRICTED STOCK AWARDS — The following table summarizes the activity of restricted stock awards:

	Year Ended December 31,
	2005	2004	2003

Beginning of period	72,562	68,817	69,367
Granted	27,209	6,245	1,150
Forfeited	6,597	2,500	1,700
Exercised	—	—	—

Outstanding, end of period	93,174	72,562	68,817

     Substantially all awards cliff vest after five years from the date of the award. Compensation expense for the awards was approximately $237,000, $264,000 and $251,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Restricted stock awarded is subject to restrictions on sale, transfer, or assignment for the duration of the employee’s life. Holders of restricted stock generally may forfeit ownership of all or a portion of their award if employment is terminated before the end of the vesting period.
STOCK OPTIONS — Under the Company’s stock-based incentive plan, the Company may grant options to its directors, officers, and employees for up to 1,429,014 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan, however, to date, only non-qualified stock options have been granted. The exercise price of each option equals the market price of the Company’s stock on the date of grant.
     On May 9, 2002, the Company granted 23,100 stock options with an exercise price of $19.85 per share. These options were fully vested at the grant date and are exercisable over a 10-year period. As previously disclosed in the 10-Q filed for the quarterly period ended June 30, 2005, the Company vested substantially all of the stock options. On February 26, 2004, April 19, 2005 and May 17, 2005, the Company granted 42,113, 3,000 and 87,016 stock options with an exercise price of $23.90, $21.91 and $19.95 per share, respectively. At December 31, 2005, 1,152,185 shares were available for future granting of options.

     A summary of the status and activity for options granted under the plan is presented below:

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of period	186,264	$20.00	170,800	$18.95	23,100	$19.85
Options granted during the period	90,016	19.96	42,113	23.90	147,700	18.81
Options forfeited	12,991	20.26	22,169	19.58	—	—
Options exercised	6,230	21.84	4,480	18.81	—	—

Outstanding, end of period	257,059	$19.93	186,264	$20.00	170,800	$18.95

Options exercisable, end of year	254,059		46,790		23,100
Weighted-average fair value of options granted during the period	$6.80		$5.70		$5.29
     Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$23.00 - $24.00	34,696	8.2 years	$23.90	34,696	23.90
$20.00 - $21.00	3,000	9.3 years	$21.91	—	—
$19.00 - $20.00	106,123	9.4 years	$19.93	106,123	$19.93
$18.00 - $19.00	113,240	7.2 years	$18.81	113,240	$18.81
Outstanding, end of year	257,059		$20.00	254,059	$19.97
NOTE 12 — REGULATORY MATTERS
     The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below.
     As of December 31, 2005, the most recent notification from the Bank’s regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, minimum capital amounts and ratios must be maintained as shown in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

     At December 31, 2005 and 2004, actual capital levels and minimum required for the Bank was as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes			To Be Well Capitalized
		Ratio			Ratio			Ratio
	Amount	(Percent)	Amount		(Percent)	Amount		(Percent)
December 31, 2005
Total Capital to Risk Weighted Assets:	$148,607	10.6%	$112,200	≥	8.0%	$140,300	≥	10.0%
Tier 1 Capital to Risk Weighted Assets:	135,061	9.6%	56,100	≥	4.0%	84,200	≥	6.0%
Tier 1 Capital to Average Assets:	135,061	8.4%	48,300	≥	3.0%	80,500	≥	5.0%

December 31, 2004
Total Capital to Risk Weighted Assets:
Citizens First Savings Bank	$125,475	12.8%	$78,700	≥	8.0%	$98,400	≥	10.0%
Tier 1 Capital to Risk Weighted Assets:
Citizens First Savings Bank	113,539	11.5%	39,400	≥	4.0%	59,000	≥	6.0%
Tier 1 Capital to Average Assets:
Citizens First Savings Bank	113,539	9.7%	35,200	≥	3.0%	58,600	≥	5.0%

(1)	The December 31, 2005 information reflects the merger of Metrobank into Citizens First Savings Bank (see Note 2). The December 31, 2004 information is only for Citizens First Savings Bank since at December 31, 2004, Citizens First Savings Bank and Metrobank were separately chartered savings banks.
     The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, the reserve balance amounted to $5,219,000 and $4,397,000, respectively.
     Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. Accordingly, $107,542 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2005. At December 31, 2005, the Bank’s retained earnings available for the payment of dividends was $35,821.
     Loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2005, Bank funds available for loans or advances to the Company amounted to approximately $14,861,000.
     In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
CREDIT-RELATED FINANCIAL INSTRUMENTS — The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.
     The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 2005 and 2004 is as follows (in thousands):

	December 31,
	2005	2004

Commercial and stand-by letters of credit	$9,062	$6,387
Unused lines of credit	270,829	168,162
Commitments to originate loans or to refinance existing loans:
Real estate	88,180	50,142
Commercial	42,997	28,881
Consumer	8,324	4,919

Total commitments to extend credit	$419,392	$258,491

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
     Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. Under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, fees earned on commercial and standby letters of credit are required to be deferred over the contractual life of the letter of credit. The Company determined that the fair value of guarantees on standby letters of credit has an immaterial effect on the financial results at December 31, 2005.
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
LEGAL CONTINGENCIES — At December 31, 2005, there were no material pending legal proceedings to which the Company is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operation of the Company.
NOTE 14 — FAIR VALUES OF FINANCIAL INSTRUMENTS
     The carrying values and estimated fair values of the Company’s financial instruments are presented below. Certain items, the most significant being premises and equipment, pension and deferred compensation arrangements, and the customer relationship intangible do not meet the definition of a financial instrument and are excluded from this disclosure. Accordingly, this fair value information is not intended to, and does not, represent the Company’s underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimates inherently involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

     The carrying values and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$47,591	$47,591	$27,937	$27,937
Securities available for sale	87,510	87,510	93,839	93,839
Federal Home Loan Bank stock	17,700	17,700	13,536	13,536
Loans held for sale	2,126	2,126	192	192
Loans	1,425,036	1,434,473	1,192,057	1,193,719
Accrued interest receivable	7,911	7,911	5,666	5,666

Financial liabilities:
Deposits	1,072,195	1,011,395	933,104	934,343
Federal Home Loan Bank advances	346,500	343,055	232,209	237,039
Bank line of credit	3,950	3,950	10,000	10,000
Federal funds purchased	52,013	52,013	45,527	45,527
Accrued interest payable	2,255	2,255	853	853
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
CASH AND CASH EQUIVALENTS — Due to their short-term nature, the carrying value of cash and short-term instruments approximate fair values.
SECURITIES AND FHLB STOCK — Fair values for securities available for sale are based on quoted market prices. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.
LOANS HELD FOR SALE — Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.
LOANS — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, as adjusted by estimated credit losses. Fair values for other mortgage, commercial, and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
DEPOSITS — Fair values for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (i.e., their carrying values). The carrying values of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
FHLB ADVANCES — Fair values of FHLB advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
SHORT-TERM BORROWINGS- The carrying values of short-term borrowings approximate fair values.
ACCRUED INTEREST — The carrying values of accrued interest approximate fair values.
OFF-BALANCE SHEET INSTRUMENTS — Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, is not considered material.
     The fair value of off-balance sheet financial instruments used for risk management purposes, which consists solely of forward contracts extending up to 30 days to sell mortgage loans, is not material.

NOTE 15 — STOCK REPURCHASE PROGRAM
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The program allows management to repurchase up to 428,701 shares of the Company’s common stock, of which 63,431, 40,924 and 54,500 shares were repurchased during the years ended December 31, 2005, 2004 and 2003, respectively. The repurchased shares are reserved for reissuance in connection with future employee benefit plans and other general corporate purposes. A table which summarizes the Company’s share repurchase activity for the three months ended December 31, 2005 is found under Part II, Item 5.
NOTE 16 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT COMPANY
     The following represents the condensed financial statements of Citizens First Bancorp, Inc. (“Parent”) only, which should be read in conjunction with the Company’s consolidated financial statements.
BALANCE SHEETS (IN THOUSANDS):

	December 31,
	2005	2004

ASSETS
Cash at subsidiary bank	$709	$877
Securities available for sale	20,771	18,483
Commercial real estate loans	—	4,675
Investment in subsidiaries	147,976	144,188
Deferred taxes and other assets	4,345	5,648

Total assets	$173,801	$173,871

LIABILITIES
Bank line of credit	$3,950	$10,000
Accrued expenses and other liabilities	1,281	977

Total liabilities	5,231	10,977

STOCKHOLDERS’ EQUITY	168,570	162,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,801	$173,871

STATEMENTS OF INCOME (IN THOUSANDS):

	Year Ended
	December 31,
	2005	2004	2003

Income:
Interest on loans	$362	$207	$571
Interest on investments	1,517	382	213
Dividends from subsidiaries	5,000	20,500	5,450
Other	—	166	14

Total income	6,879	21,255	6,248
Expense:
Interest on short term borrowings	(466)	(361)	—
Other	(1,320)	(1,152)	(861)

Income, before income taxes and equity in undistributed net income of subsidiaries	5,093	19,742	5,387
Income tax benefit (expense)	(273)	256	139

Income, before equity in undistributed net income of subsidiaries	4,820	19,998	5,526
Equity in undistributed net income (loss) of subsidiaries	4,214	(11,769)	6,795

Net income	$9,034	$8,229	$12,321

STATEMENTS OF CASH FLOWS (IN THOUSANDS):

	Year Ended
	December 31,
	2005	2004	2003

OPERATING ACTIVITIES
Net income	$9,034	$8,229	$12,321
Adjustments to reconcile net income to net cash from operating activities:
(Gain) loss on sale of investments	—	(109)	80
Amortization (accretion) of securities	213	(868)	3
Equity in undistributed net income (loss) of subsidiaries	(3,788)	11,769	(6,795)
Deferred compensation and ESOP	1,720	1,766	1,546
(Increase) decrease in accrued interest receivable and other assets	1,081	(1,451)	—
Increase (decrease) in accrued interest payable and other liabilities	(403)	358	171

Net cash from operating activities	7,857	19,694	7,326

INVESTING ACTIVITIES
Purchase of Metrobank	—	(30,000)	—
Proceeds from sale or maturity of investments	8,521	4,572	4,631
Purchase of investments	(10,370)	(8,775)	—
Net (increase) decrease in loans	4,675	588	(2,288)
Purchase of land	—	—	(123)

Net cash from (used for) investing activities	2,826	(33,615)	2,220

FINANCING ACTIVITIES
Proceeds from exercises of stock options	130	93	—
Proceeds from line of credit	1,000	10,000	—
Repayment of line of credit	(7,050)	—	—
Purchase of treasury stock	(1,883)	(1,302)	(1,445)
Payment of dividends	(3,048)	(2,845)	(2,681)

Net cash from (used for) financing activities	(10,851)	5,946	(4,126)

NET CHANGE IN CASH AT SUBSIDIARY BANK	(168)	(7,975)	5,420
CASH, beginning of period	877	8,852	3,432

CASH, end of period	$709	$877	$8,852

NOTE 17 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following table summarizes the Company’s quarterly results for the years ended December 31, 2005 and 2004 (in thousands):

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
Interest income	$19,480	$21,511	$23,187	$24,911	$89,089
Interest expense	7,483	9,157	10,085	11,367	38,092

Net interest income	11,997	12,354	13,102	13,544	50,997
Provision for loan losses	480	780	560	570	2,390
Noninterest income	1,389	1,473	2,187	1,724	6,773
Noninterest expense	9,933	10,028	10,860	11,247	42,068

Income, before federal income tax expense	2,973	3,019	3,869	3,451	13,312
Federal income tax expense	965	874	1,386	1,053	4,278

Net income	$2,008	$2,145	$2,483	$2,398	$9,034

Earnings per share, basic	$0.25	$0.27	$0.32	$0.31	$1.14

Earnings per share, diluted	$0.25	$0.27	$0.31	$0.30	$1.14

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Total
Interest income	$16,570	$17,069	$17,614	$18,190	$69,443
Interest expense	6,148	6,255	6,369	6,855	25,627

Net interest income	10,422	10,814	11,245	11,335	43,816
Provision for loan losses	90	198	470	797	1,555
Noninterest income	1,409	1,640	798	1,591	5,438
Noninterest expense	8,858	9,338	8,226	8,848	35,270

Income, before federal income tax expense	2,883	2,918	3,347	3,281	12,429
Federal income tax expense	999	972	1,142	1,087	4,200

Net income	$1,884	$1,946	$2,205	$2,194	$8,229

Earnings per share, basic	$0.24	$0.25	$0.28	$0.27	$1.04

Earnings per share, diluted	$0.24	$0.25	$0.28	$0.27	$1.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     The Company, under the supervision, and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements contained herein, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005.
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Section captioned “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2005, for the Annual Meeting of Stockholders to be held on May 25 2006. Reference is made to the cover page of this Form 10-K and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item relating to executive compensation is incorporated herein by reference to the sections captioned “Executive Compensation” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2005, for the Annual Meeting of Stockholders to be held on May 25, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2005, for the Annual Meeting of Stockholders to be held on May 25, 2006.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants,	outstanding options,	(excluding securities
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	257,059	$20.00	1,199,705

Total	257,059	$20.00	1,199,705

     The Company does not maintain any equity compensation plans that have not been approved by security holders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Related Parties” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2005, for the Annual Meeting of Stockholders to be held on May 25, 2006.
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
     The information required by this item relating to accountant fees and services is incorporated by reference to the section captioned “Proposal II — Ratification of Independent Auditors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2005, for the Annual Meeting of Shareholders to be held on May 25, 2006.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
(1) Financial Statements

Pages in Form 10-K
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	page 52

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	page 54
Statements of Income	page 55
Statements of Changes in Stockholders’ Equity	page 56
Statements of Cash Flows	page 57
Notes to Consolidated Financial Statements	page 58
     (2) Financial Statement Schedules
     All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:
(3) Exhibits
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of Citizens First Bancorp, Inc. (1)

10.1	Form of Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between Citizens First Savings Bank and J. Stephen Armstrong (2)

10.8	Change in Control Agreement between Citizens First Savings Bank and Douglas E. Brandewie

10.9	Change in Control Agreement between Citizens First Savings Bank and William G. Oldford, Jr.

10.10	Change in Control Agreement between Citizens First Savings Bank and Richard Stafford

10.11	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.12	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.13	Amended and Restated Executive Stock Ownership Plan (4)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.1	Consent of BDO Seidman, LLP

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on July 1, 2001 (Registration No. 0-32041)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Bancorp, Inc.
Date: March 23, 2006	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Marshall J. Campbell Marshall J. Campbell	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 23, 2006
/s/ Timothy D. Regan Timothy D. Regan	Secretary, Treasurer and Director (principal accounting and financial officer)	March 23, 2006
/s/ Ronald W. Cooley Ronald W. Cooley	Director	March 23, 2006
/s/ Walid Demashkieh Walid Demashkieh	Director	March 23, 2006
/s/ Christopher A. Kellerman Christopher A. Kellerman	Director	March 23, 2006

Exhibit Index
3.1	Certificate of Incorporation of the Citizens First Bancorp, Inc. (1)

3.2	Bylaws of the Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of the Citizens First Bancorp, Inc. (1)

10.1	Form of the Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of the Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of the Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between the Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between the Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between the Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between the Citizens First Savings Bank and J. Stephen Armstrong (2)

10.8	Change in Control Agreement between the Citizens First Savings Bank and Douglas E. Brandewie

10.9	Change in Control Agreement between Citizens First Savings Bank and William G. Oldford, Jr.

10.10	Change in Control Agreement between Citizens First Savings Bank and Richard Stafford

10.11	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.12	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.13	Amended and Restated Executive Stock Ownership Plan (4)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.1	Consent of BDO Seidman, LLP

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on July 1, 2001 (Registration No. 0-32041)