Form 10-Q
period 2006-03-31
CITIZENS FIRST BANCORP INC
filed 2006-05-10
CIK 1127442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,423,414 shares of common stock, par value $0.01 per share, outstanding as of April 28, 2006.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet at March 31, 2006 (unaudited) and December 31, 2005
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 1a. Rick Factors
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

PART 1 – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	March 31,	December 31,
	2006	2005
ASSETS

Cash and due from depository institutions	$32,195	$38,217
Federal funds sold	1,332	2,029
Interest-bearing deposits in other depository institutions	493	7,345

Total cash and cash equivalents	34,020	47,591

Securities available for sale, at fair value	83,141	87,510
Federal Home Loan Bank stock, at cost	19,502	17,700
Loans held for sale	2,602	2,126
Loans — less allowance for loan losses of $13,960 and $13,546 (Note 6)	1,494,963	1,425,036
Premises and equipment, net	37,524	36,228
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $1,340 and $1,221 (Note 5)	3,059	3,179
Accrued interest receivable and other assets	26,261	25,039

Total assets	$1,710,886	$1,654,223

LIABILITIES
Deposits:
Noninterest-bearing	$106,172	$112,609
Interest-bearing	1,034,058	959,586

Total deposits	1,140,230	1,072,195

Federal Home Loan Bank advances	317,939	346,500
Bank line of credit	—	3,950
Federal funds purchased	70,582	52,013
Accrued interest payable and other liabilities	11,179	10,995

Total liabilities	1,539,930	1,485,653

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	94,115	93,848
Retained earnings	105,340	104,054
Accumulated other comprehensive loss	(872)	(898)
Treasury stock, at cost (1,366,008 and 1,364,561 shares)	(24,138)	(24,653)
Deferred compensation obligation	3,228	3,111
Unearned compensation – ESOP	(6,812)	(6,987)

Total stockholders’ equity	170,956	168,570

Total liabilities and stockholders’ equity	$1,710,886	$1,654,223

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME
Loans, including fees	$24,942	$18,390
Federal funds sold and interest bearing deposits	23	36
Securities:
Tax-exempt	180	252
Taxable	950	802

Total interest income	26,095	19,480
INTEREST EXPENSE
Deposits	7,954	4,486
Short-term borrowings	1,075	375
FHLB advances	3,735	2,622

Total interest expense	12,764	7,483

NET INTEREST INCOME	13,331	11,997
PROVISION FOR LOAN LOSSES	870	480

NET INTEREST INCOME, after provision for loan losses	12,461	11,517
NONINTEREST INCOME
Service charges and other fees	601	572
Mortgage banking activities	514	467
Trust fee income	309	229
Other	52	104

Total noninterest income	1,476	1,372

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,842	4,797
Office occupancy and equipment	1,830	1,528
Advertising and business promotion	186	373
Stationery, printing and supplies	526	422
Data processing	428	356
Professional fees	787	1,159
Core deposit intangible amortization	119	140
Other	1,146	1,141

Total noninterest expense	10,864	9,916

INCOME, before federal income tax expense	3,073	2,973
Federal income tax expense	1,028	965

NET INCOME	$2,045	$2,008

EARNINGS PER SHARE, BASIC AND DILUTED	$0.26	$0.25

DIVIDENDS PER SHARE	$0.09	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	— ESOP	Equity
Three months ended March 31, 2005

Balance, January 1, 2005	$95	$93,409	$98,068	$(621)	$(23,004)	$2,632	$(7,685)	$162,894

Exercise of stock options					1			1

Purchase of treasury stock					(17)			(17)

Deferred compensation						89		89

Allocation of ESOP shares		130					174	304

Dividends paid ($.09 per share)			(764)					(764)

Net income			2,008					2,008
Change in net unrealized loss on securities available for sale, net of tax effect of ($95)				(185)				(185)

Total comprehensive income								1,823

Balance, March 31, 2005	$95	$93,539	$99,312	$(806)	$(23,020)	$2,721	$(7,511)	$164,330

Three months ended March 31, 2006

Balance, January 1, 2006	$95	$93,848	$104,054	$(898)	$(24,653)	$3,111	$(6,987)	$168,570

Exercise of stock options		100			530			630

Purchase of treasury stock					(15)			(15)

Deferred compensation						117		117

Allocation of ESOP shares		167					175	342

Dividends paid ($.09 per share)			(759)					(759)

Net income			2,045					2,045
Change in net unrealized loss on securities available for sale, net of tax effect of $14				26				26

Total comprehensive income								2,071

Balance, March 31, 2006	$95	$94,115	$105,340	$(872)	$(24,138)	$3,228	$(6,812)	$170,956

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$2,045	$2,008
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	870	480
Deferred compensation and ESOP	459	393
Depreciation	642	544
Core deposit intangible amortization	119	140
Amortization of securities	153	929
Proceeds from sale of mortgage loans held for sale	24,847	25,746
Origination of mortgage loans held for sale	(25,247)	(25,442)
Gain on sale of mortgage loans	(76)	(112)
Gain on sale of premises and equipment	—	(72)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(1,561)	(421)
Increase in accrued interest payable and other liabilities	184	21

Net cash provided by operating activities	2,435	4,214
LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	4,769	1,413
Proceeds from sale of securities available for sale	—	95
Purchase of securities available for sale	(514)	(6,770)
Purchase of Federal Home Loan Bank stock	(1,802)	(1,164)
Net increase in loans	(70,470)	(54,867)
Proceeds from sale of premises and equipment	4	257
Purchase of premises and equipment	(1,942)	(2,352)

Net cash used in lending and investing activities	(69,955)	(63,388)
DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	68,035	38,960
Net (decrease) increase in federal funds purchased	18,569	(2,962)
Proceeds from exercises of stock options	630	1
Repayment of line of credit	(3,950)	—
Payment of dividends	(759)	(764)
Purchase of treasury stock	(15)	(17)
Repayment of FHLB advances	(135,661)	(6,619)
Proceeds from FHLB advances	107,100	40,200

Net cash provided by deposit and financing activities	53,949	68,799
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,571)	9,625
CASH AND CASH EQUIVALENTS, beginning of period	47,591	27,937

CASH AND CASH EQUIVALENTS, end of period	$34,020	$37,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$12,510	$7,493

Federal income taxes	340	1,100

Supplemental noncash disclosure:
Transfers from loans to other real estate	327	182
See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Citizens First Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Metrobank Financial Services, Metrobank Mortgage, LLC, Citizens Financial Services, Inc., and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and sale of loans. All significant intercompany transactions and balances have been eliminated in consolidation.
NEW ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Standards (SFAS) No.123(R), Share Based Payment, establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions as compensation expense and measure the cost on the grant-date fair value of the award. The Company was required to adopt SFAS 123(R) beginning January 1, 2006. Effective June 30, 2005, the Company’s Board of Directors accelerated the vesting of substantially all of its outstanding stock options, with the exception of 3,000 stock options, in conjunction with an overall review of the compensation system. The adoption of this Statement did not have a material impact on the results of operations of the Company.
     In May 2005, the Financial Accounting Standards Board (FASB)issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material effect on the financial statements of the Company.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of SFAS No: 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact this Statement may have on the Company’s results of operations or financial condition.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Adoption of this statement is not expected to have a material effect on results of operations or financial condition of the Company
NOTE 3 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Prior to January 1, 2006, the Company accounted for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As discussed in Note 2 under New Accounting Pronouncements, the Company adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2006 using the modified-prospective transition method. SFAS No. 123(R), Share Based Payment, established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during the first quarter of 2006. The Company determined that implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company. The Company has provided below pro forma disclosures of net income and earnings per share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income as reported	$2,008
Deduct: Stock based employee compensation expense determined under fair-value based method, net of related tax effects	(28)

Pro forma net income	$1,980

Earnings per share
Basic and diluted — as reported	$0.25
Basic and diluted — pro forma	$0.25
     At March 31, 2006, stock options outstanding had a weighted average remaining contractual life of 8.0 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at March 31, 2006:

		Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Value
$23.00 - $24.00	26,324	7.9 years	$23.90	$114,773
$20.00 - $22.99	3,000	9.0 years	21.91	19,050
$19.00 - $19.99	96,408	9.0 years	19.90	805,971
$18.00 - $18.99	100,810	7.0 years	18.81	952,655

Total	226,542		$19.91	$1,892,448

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
     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Net income	$2,045	$2,008

Average number of common shares outstanding used to calculate basic earnings per common share	7,903,485	7,893,239
Effect of dilutive securities	22,695	41,914

Average number of common shares outstanding used to calculate diluted earnings per common share	7,926,180	7,935,153

Number of antidilutive stock options excluded from diluted earnings per share computation	—	—

NOTE 5 – GOODWILL AND INTANGIBLES
     Goodwill at March 31, 2006 and December 31, 2005 was $9.8 million. Goodwill is reviewed annually for impairment. The Company completed this review during the fourth quarter of 2005 and determined that goodwill was not impaired.
     Net other intangible assets at March 31, 2006 and December 31, 2005 were $3.1 million and $3.2 million, respectively. These assets consist primarily of core deposit intangibles and amortization expense for the next five years is as follows: $477,000, $405,000 in 2006, 2007, and $383,000 in 2008, 2009 and 2010, respectively.
NOTE 6 — LOANS
     Loans were as follows (in thousands):

	March 31,	December 31,
	2006	2005
Real estate loans:
One-to four-family	$461,133	$427,714
Commercial and multi-family	429,893	418,314
Residential construction	98,548	82,328
Home equity and lines of credit	130,526	131,378

	1,120,100	1,059,734
Commercial loans	283,217	271,436
Consumer loans:
Vehicles	82,605	84,189
Other	24,068	24,421

	106,673	108,610

Total loans	1,509,990	1,439,780
Less:
Allowance for loan losses	13,960	13,546
Net deferred loan fees	1,067	1,198

Net loans	$1,494,963	$1,425,036

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
     The total contractual amounts of standby letters of credit were $14.6 million and $9.1 million at March 31, 2006 and December 31, 2005, respectively. There were no contractual amounts outstanding of commercial letters of credit at March 31, 2006 or December 31, 2005.
     At March 31, 2006, the Company had outstanding commitments to originate loans of $350.1 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $5.6 million and $3.5 million at March 31, 2006 and December 31, 2005, respectively. The fair value of forward contracts was insignificant at March 31, 2006 and December 31, 2005.
Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following analysis discusses changes in the financial condition and results of operations of the Company for the periods presented and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1. of this document.
FORWARD-LOOKING STATEMENTS. The Company may from time to time make written or oral forward-looking statements. These forward-looking statements may be contained in the Company’s Annual Report to Stockholders, in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”), in other filings with the SEC and in other communications by the Company, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs, loan loss allowances and provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, capital and other expenditures and synergies, efficiencies, cost savings and funding and other advantages expected to be realized from various activities. The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “predict,” “continue” and similar expressions are intended to identify forward-looking statements.
     Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. Those factors, many of which are subject to change based on various other factors, including factors beyond the Company’s control, and other factors, including others discussed in the Company’s Annual Report to Stockholders, the Company’s Form 10-K, other factors identified in the Company’s other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company and its operations or cause its financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company’s forward-looking statements. The impact of technological changes implemented by the Company and the Bank and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers. In this regard, the Company began in-house item processing during March 2006, and is currently in the process of bringing core processing in-house during the second quarter of 2006. There can be no assurance, however, that the planned data processing conversion will not be more difficult or expensive than anticipated or have unforeseen consequences.
OVERVIEW. The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 23 full-service banking centers and 2 loan production offices. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit, and a variety of other consumer loans.

CRITICAL ACCOUNTING POLICIES. As of March 31, 2006, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2005. The Company’s critical accounting policies are described in the financial section of its 2005 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, its valuation of mortgage servicing rights and goodwill and intangibles.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005
     Summary. Total assets increased $56.7 million, or 3.4% to $1.711 billion at March 31, 2006 from $1.654 billion at December 31, 2005, primarily due to the increase in commercial and real estate mortgage loans of $73.0 million, or 6.1%. A majority of the commercial loan increase was a result of increased relationships fostered during the quarter and increased emphasis on originating commercial loans through our regional banking centers in the Oakland and Macomb markets. Much of the real estate mortgage growth was due to the increase of adjustable rate mortgages, which are driven by the increasing interest rate environment, that remain assets of the Company instead of selling them in the secondary market. Additionally, Federal Home Loan Bank (FHLB) stock increased $1.8 million, or 10.2%. The FHLB requires its members to maintain certain capital holdings based on advances outstanding and while the overall balance declined as of quarter end, the balance carried during the quarter required the purchase of additional FHLB stock.
     Total liabilities increased $54.3 million, or 3.7%, from $1.486 billion at December 31, 2005 to $1.540 billion at March 31, 2006. Total deposits increased $68.0 million, or 6.4%, from December 31, 2005, primarily due to an increase of $38.0 million in brokered deposits, supplemented by increased efforts to attract new deposits in the Oakland and Macomb counties. At March 31, 2006, brokered deposits totaled $79.5 million or 7.0% of total deposits. FHLB advances decreased by $28.6 million or 8.2% primarily due to the increase in brokered deposits. Based on our forecasted loan growth versus the expected deposit growth, management expects that FHLB advances and/or brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense upon analyzing maturity and repricing data and balancing interest rate risk in a rising rate environment.
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $18.5 million at March 31, 2006 compared to $21.4 million at December 31, 2005, a decrease of $2.9 million, or 13.6%. Correspondingly, nonperforming assets as a percentage of total assets decreased to 1.19% at March 31, 2006 compared to 1.38% at December 31, 2005. As indicated by the table below, a majority of the decrease was in commercial loans, driven by an influx of payments received on previously classified nonperforming loans, successful selling of foreclosed property and continuous efforts in resolving delinquency issues with our customers.
     The following table sets forth information regarding nonperforming assets (in thousands):

	March 31,	December 31,
	2006	2005
Nonperforming loans:
Real estate	$6,264	$8,467
Commercial	11,499	12,094
Consumer	713	813

Total	18,476	21,374
Real estate and other assets owned	1,948	1,471

Total nonperforming assets	$20,424	$22,845

Total nonperforming loans as a percentage of total loans	1.22%	1.48%
Total nonperforming assets as a percentage of total assets	1.19%	1.38%
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

	Three Months
	ended March 31,
	2006	2005
Balance, beginning of period	$13,546	$13,472
Provision for loan losses	870	480
Charge-offs	(535)	(302)
Recoveries	79	55

Balance, end of period	$13,960	$13,705

Allowance for loan losses to total loans	0.92%	1.09%
Allowance for loans losses to nonperforming loans	75.56%	203.37%
     Deposits. Deposits increased $68.0 million, or 6.4%, from December 31, 2005 to $1.140 billion at March 31, 2006. The increase of $74.5 million, or 7.8%, in interest bearing deposits was primarily due to an increase in certificates of deposits of $59.7 million, or 12.0%, to $557.8 million at March 31, 2006 due to various promotions of these types of deposits implemented during the quarter, supplemented by a net increase of $38.0 million of brokered deposits. Additionally, money market deposits increased $8.5 million, or 3.1%, to $280.9 million at March 31, 2006, primarily due to an increase of deposits held from municipalities and other public entities. These increases were partially offset by a decrease in NOW accounts of $2.5 million, or 2.8%, some of which is attributable to the various promotions in other types of deposit accounts.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
     Summary. Net income for the three months ended March 31, 2006 increased $37,000, or 1.8%, to $2.045 million from $2.008 million for three months ended March 31, 2005. The increase was primarily due to an increase of 944,000, or 8.2% in net interest income after provision for loan losses for the three month period ended March 31, 2006. As discussed in previous quarterly filings, the current rising interest rate environment and the composition of our loan portfolio is yielding the results expected during this time period. The increase in net interest income was primarily offset by increases in wages and additions to staff due the new loan production offices and banking centers. We expect compensation expense to continue to increase throughout the remainder of 2006 as a result of our growth and efforts in attracting experienced personnel necessary to exceed customer expectations, offset by efficiencies obtained as a result of the consolidation and streamlining of responsibilities from departed Metrobank personnel.
     Net Interest Income. Net interest income, before provision for loan losses, for the first quarter of 2006 totaled $13.3 million, an increase of 11.1% as compared to $12.0 million for the first quarter of 2005. Due to our efforts in attracting new deposits, offering rates increased during the three months ended March 31, 2006 as compared to the previous period, as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increased costs of attracting new deposits, an increase in the cost of borrowings and the brokered deposits costs to fund loan growth continued to compress net interest margin, which fell 22 basis points to 3.41% as of March 31, 2006 from 3.63% as of March 31, 2005. Management expects continued compression in net interest margin and net interest income to increase slightly due to volume through the end of 2006 as we continue to monitor interest rate risk in the current rising rate environment. Loan growth is expected to continue slightly over the subsequent quarters as we continue to implement various phases of our long term strategic plan.
     The following tables present an analysis of net interest margin for the three month periods ending March 31, 2006 and 2005 (in thousands).

	For the Three Months Ended March 31,
	2006			2005			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,473,573	$24,942	6.86%	$1,223,993	$18,390	6.11%	$3,812	$2,740	$6,552
Securities (2):
Taxable	56,469	738	5.30%	65,471	652	4.05%	(91)	177	86
Tax-exempt	31,280	180	2.33%	28,350	268	3.84%	28	(116)	(88)
Federal funds sold	1,169	11	3.82%	2,334	16	2.79%	(8)	3	(5)
Federal Home Loan Bank stock	18,591	212	4.62%	14,554	134	3.74%	38	40	78
Interest earning deposits	2,198	12	2.21%	5,616	20	1.45%	(12)	4	(8)

Total interest-earning assets	1,583,280	26,095	6.68%	1,340,318	19,480	5.91%	3,767	2,848	6,615

Noninterest-earning assets	83,215			77,621

Total assets	$1,666,495			$1,417,939

Liabilities
Deposits:
Savings	$105,777	$314	1.20%	$98,926	$141	0.58%	$10	$163	$173
NOW	94,709	128	0.55%	116,473	147	0.51%	(28)	9	(19)
Money market	285,698	2,563	3.64%	245,477	1,260	2.09%	210	1,093	1,303
Certificates of deposit	502,978	4,949	3.99%	382,129	2,938	3.13%	946	1,065	2,011

Total interest bearing deposits	989,162	7,954	3.26%	843,005	4,486	2.16%	1,138	2,330	3,468
Short-term borrowings	84,006	1,075	5.19%	47,801	375	3.19%	289	411	700
FHLB advances	321,433	3,735	4.71%	244,979	2,622	4.35%	831	282	1,113

Total interest-bearing liabilities	1,394,601	12,764	3.71%	1,135,785	7,483	2.68%	2,258	3,023	5,281

Non-interest bearing deposits	88,198			106,863
Other Noninterest-bearing liabilities	14,533			10,366

Total liabilities	1,497,332			1,253,014
Stockholders’ equity	169,163			164,925

Total liabilities and stockholders’ equity	$1,666,495			$1,417,939

Net interest-earning assets	$188,679			$204,533

Net interest income		13,331			11,997				1,334
Interest rate spread (3)			2.97%			3.23%
Net interest margin as a percentage of interest-earning assets (4)			3.41%			3.63%
Ratio of interest-earning assets to interest-bearing liabilities			113.53%			118.01%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
     Provision for Loan Losses. The provisions for loan losses for the three months ended March 31, 2006 and March 31, 2005 were $870,000 and $480,000, respectively. This increase in the provision for loan losses is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business and historical charge off rates in the overall loan portfolio. Additional reserves were provided in line with the loan growth experienced during the more recent quarters and for problem loans that management continues to work through with our customers. The loan loss allowance as a percentage of total loans decreased from 0.94% at December 31, 2005 to 0.92% at March 31, 2006, primarily due to the strong loan growth achieved during the quarter. The allowance for loan losses as a percentage of nonperforming loans increased from 63.4% at December 31, 2005 to 75.6% at March 31, 2006 as a result of the decrease in nonperforming loans compared to the increase in the allowance for loan losses. The allowance for loan losses analysis includes inherent losses in the loan portfolio. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at March 31, 2006.

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
     Noninterest Income. Noninterest income for the three months ended March 31, 2006 increased to $1.5 million as compared to $1.4 million for the same period in the prior year. Trust fees continue to provide additional income as expected, growing $80,000 compared to the same period in 2005. Management expects trust fees to continue to be accretive to noninterest income as trust activity continues to expand in our Oakland county region and throughout our branch network.
     Noninterest Expense. Noninterest expense for the three months ended March 31, 2006 increased 9.6% to $10.9 million compared to $9.9 million for the same time period in the prior year. Compensation, payroll taxes and employee benefits increased by $1.0 million for the three months ended March 31, 2006 compared to the same time period in the prior year. This increase was primarily due to a full quarter of expenses for the three months ended March 31, 2006 related to additions in staff due the new loan production offices and banking centers as compared to the full time equivalents during the same time period in the prior year. We expect compensation expense to increase throughout the remainder of 2006 as a result of our growth and attracting experienced personnel necessary to exceed customer expectations, offset by efficiencies obtained as a result of the consolidation and streamlining of responsibilities from departed Metrobank personnel. Office occupancy expense increased $302,000 for the three months ended March 31, 2006 as compared to the same time period in the prior year due to additional banking centers. These increases in noninterest expense were offset by decreases in advertising and business promotion and professional fees of $187,000 and $372,000, respectively, compared to the same time period in the prior year. The decrease in professional fees was a result of continued efficiencies implemented by and between management and our consultants and auditors as we continue to operate in the second full year under the SOX act. We expect both advertising and professional fees to remain flat or increase slightly through the end of the 2006 due to various initiatives that we continue to implement to enhance shareholder value and customer service.
LIQUIDITY AND CAPITAL RESOURCES
     Liquidity is the ability to meet current and future financial obligations, including the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments, sales of loans in the secondary market, maturities and sales of investment securities, borrowings from the FHLB, and more recently, brokered deposits and sale of loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the three months ended March 31, 2006, the Company originated $188.1 million of loans and purchased $514,000 of securities and in fiscal 2005, originated $847.1 million of loans and purchased $10.4 million of securities.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and short-term investments totaled $34.0 million and securities classified as available for sale totaled $83.1 million.
     The Company originates fixed-rate mortgage loans conforming to Freddie Mac and Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $24.8 million and $175.1 million for the three months ended March 31, 2006 and year ended December 31, 2005, respectively.
     Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks, FHLB advances and brokered deposits. The Company experienced a net increase in total deposits of $68.0 million for the three months ended March 31, 2006, verses a net increase of $139.0 million for fiscal 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. However, as previously discussed, the Company continues to seek new customers in markets where competition is extremely fierce and, therefore, net interest margin continues to compress.
     The Company has the ability to borrow a total of approximately $525.3 million, $134.8 million from its correspondent banks and $390.5 million from the FHLB, of which $70.6 million was outstanding from its correspondent banks and $317.9 million was outstanding at March 31, 2006. Included in the total amount of available borrowings from its correspondent banks is a bank line-of-credit in the amount of $25.0 million, of which $0 was outstanding at March 31, 2006.
     At March 31, 2006, the Company had outstanding commitments to originate loans of $350.1 million, of which $70.5 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. More recently, the Company has selected various brokers to originate brokered deposits in the open market. The brokered deposit relationships provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of March 31, 2006 totaled $370.1 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, the Bank exceeded all of the regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
     The primary sources of funding for the Company are maturities of investment securities and, to a lesser extent, earnings on investments, deposits held by the Company and borrowings from its correspondent banks. These funds have been used to pay dividends, repurchase the Company’s common stock and pay general corporate expenses. The Bancorp may utilize future dividend payments from its subsidiary Bank as an additional funding source. The Bank’s ability to pay dividends and other capital distributions to the Bancorp is generally limited by the Michigan Banking Commissioner and Federal Deposit Insurance Corporation. Additionally, the Michigan Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to the Bancorp, which is otherwise permissible by regulation for safety and soundness reasons.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2006, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.
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
     Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, the Chief Financial Officer (Principal Financial and Accounting Officer) and the Controller as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1a. Risk Factors
     As of March 31, 2006, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the first quarter 2,350 deferred compensation stock units for the aggregate consideration of approximately $66,000, which included a retainer and board fees. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

Issuer Purchases of Equity Securities by the Issuer

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
1/1/2006 to 1/31/2006	—	—	—	199,446
2/1/2006 to 2/28/2006	4,100	$27.86	—	199,446
3/1/2006 to 3/31/2006	960	$29.67	—	199,446
Total	5,060	$28.76	—	199,446
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

CITIZENS FIRST BANCORP, INC.
Dated: May 8, 2006	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2006	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)
3.2	Bylaws of Citizens First Bancorp, Inc. (1)
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, initially filed with the Commission on November 3, 2000, Registration No. 333-49234.