Form 10-Q
period 2006-06-30
CITIZENS FIRST BANCORP INC
filed 2006-08-08
CIK 1127442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(810) 987-8300

(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,423,414 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2006.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	1
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2006 and 2005 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1a.	Rick Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
	Signatures	18
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from depository institutions	$22,049	$38,217
Federal funds sold	282	2,029
Interest-bearing deposits in other depository institutions	92	7,345

Total cash and cash equivalents	22,423	47,591

Securities available for sale, at fair value	81,860	87,510
Federal Home Loan Bank stock, at cost	19,502	17,700
Loans held for sale (Note 8)	80,804	2,126
Loans — less allowance for loan losses of $13,953 and $13,546, (Note 6)	1,452,680	1,425,036
Premises and equipment, net	40,336	36,228
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $1,459 and $1,221 (Note 5)	2,940	3,179
Accrued interest receivable and other assets	25,338	25,039

Total assets	$1,735,697	$1,654,223

LIABILITIES
Deposits:
Noninterest-bearing	$98,559	$112,609
Interest-bearing	1,043,142	959,586

Total deposits	$1,141,701	$1,072,195

Federal Home Loan Bank advances	343,999	346,500
Bank line of credit	—	3,950
Federal funds purchased	65,961	52,013
Accrued interest payable and other liabilities	11,663	10,995

Total liabilities	$1,563,324	$1,485,653

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	94,414	93,848
Retained earnings	106,442	104,054
Accumulated other comprehensive loss	(1,047)	(898)
Treasury stock, at cost (1,368,064 and 1,364,561 shares)	(24,251)	(24,653)
Deferred compensation obligation	3,358	3,111
Unearned compensation – ESOP	(6,638)	(6,987)

Total stockholders’ equity	$172,373	$168,570

Total liabilities and stockholders’ equity	$1,735,697	$1,654,223

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$26,716	$20,119	$51,658	$38,509
Federal funds sold and interest bearing deposits	48	52	71	88
Securities:
Tax-exempt	255	297	435	565
Taxable	825	1,044	1,775	1,830

Total interest income	27,844	21,512	53,939	40,992
INTEREST EXPENSE
Deposits	9,409	5,280	17,363	9,766
Short-term borrowings	765	395	1,840	770
FHLB advances	4,063	3,483	7,798	6,105

Total interest expense	14,237	9,158	27,001	16,641

NET INTEREST INCOME	13,607	12,354	26,938	24,351
PROVISION FOR LOAN LOSSES	710	780	1,580	1,260

NET INTEREST INCOME, after provision for loan losses	12,897	11,574	25,358	23,091
NONINTEREST INCOME
Service charges and other fees	636	540	1,237	1,112
Mortgage banking activities	495	530	1,009	997
Trust fee income	370	312	679	541
Other	73	(14)	124	90

Total noninterest income	1,574	1,368	3,049	2,740

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,810	4,456	11,652	9,253
Office occupancy and equipment	1,834	1,545	3,664	3,073
Advertising and business promotion	381	448	567	821
Stationery, printing and supplies	686	504	1,212	926
Data processing	253	570	681	926
Professional fees	1,088	1,037	1,875	2,196
Core deposit intangible amortization	119	140	238	280
Other	1,506	1,223	2,652	2,364

Total noninterest expense	11,677	9,923	22,541	19,839

INCOME, before federal income tax expense	2,794	3,019	5,866	5,992
Federal income tax expense	934	874	1,962	1,839

NET INCOME	$1,860	$2,145	$3,904	$4,153

EARNINGS PER SHARE, BASIC	$0.24	$0.27	$0.49	$0.53

EARNINGS PER SHARE, DILUTED	$0.23	$0.27	$0.49	$0.52

DIVIDENDS PER SHARE	$0.09	$0.09	$0.18	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Six months ended June 30, 2005

Balance, January 1, 2005	$95	$93,409	$98,068	$(621)	$(23,004)	$2,632	$(7,685)	$162,894

Exercise of stock options		1			7			8

Purchase of treasury stock					(768)			(768)

Deferred compensation						176		176

Allocation of ESOP shares		220					349	569

Dividends paid ($.18 per share)			(1,528)					(1,528)

Net income			4,153					4,153
Change in net unrealized loss on securities available for sale, net of tax effect of $103				199				199

Total comprehensive income								4,352

Balance, June 30, 2005	$95	$93,630	$100,693	$(422)	$(23,765)	$2,808	$(7,336)	$165,703

Six months ended June 30, 2006

Balance, January 1, 2006	$95	$93,848	$104,054	$(898)	$(24,653)	$3,111	$(6,987)	$168,570

Exercise of stock options		202			962			1,164

Purchase of treasury stock					(560)			(560)

Deferred compensation						247		247

Allocation of ESOP shares		364					349	713

Dividends paid ($.18 per share)			(1,516)					(1,516)

Net income			3,904					3,904
Change in net unrealized loss on securities available for sale, net of tax effect of $(80)				(149)				(149)

Total comprehensive income								3,755

Balance, June 30, 2006	$95	$94,414	$106,442	$(1,047)	$(24,251)	$3,358	$(6,638)	$172,373

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$3,904	$4,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,580	1,260
Deferred compensation and ESOP	960	745
Depreciation	1,326	1,136
Core deposit intangible amortization	238	280
Accretion of securities	282	506
Proceeds from sale of mortgage loans held for sale	54,333	50,195
Origination of mortgage loans held for sale	(132,881)	(114,048)
Gain on sale of mortgage loans	(130)	(249)
(Gain) loss on sale of premises and equipment	6	(72)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(867)	(2,793)
Increase in accrued interest payable and other liabilities	668	429

Net cash provided by (used in) operating activities	(70,581)	(58,458)
LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	6,628	10,113
Proceeds from sale of securities available for sale	—	95
Purchase of securities available for sale	(1,489)	(10,370)
Purchase of Federal Home Loan Bank stock	(1,802)	(4,164)
Net increase in loans	(28,575)	(74,740)
Proceeds from sale of premises and equipment	4	257
Purchase of premises and equipment	(5,444)	(4,968)

Net cash used in lending and investing activities	(30,678)	(83,777)
DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	69,506	87,450
Net increase in federal funds purchased	13,948	2,862
Proceeds from exercises of stock options	1,164	8
Repayment of line of credit	(3,950)	—
Payment of dividends	(1,516)	(1,528)
Purchase of treasury stock	(560)	(768)
Repayment of FHLB advances	(354,201)	(9,525)
Proceeds from FHLB advances	351,700	90,200

Net cash provided by deposit and financing activities	76,091	168,699
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,168)	26,464
CASH AND CASH EQUIVALENTS, beginning of period	47,591	27,937

CASH AND CASH EQUIVALENTS, end of period	$22,423	$54,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:

Interest	$26,633	$16,282

Federal income taxes	1,360	1,600

Supplemental noncash disclosure:
Transfers from loans to other real estate	649	417
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
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Metrobank Financial Services, Citizens First Mortgage, LLC and Metrobank Mortgage, LLC (collectively “Mortgage LLC’s”) and Citizens Financial Services, Inc. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, which provides insurance services to individuals and small businesses in the Port Huron area. The Mortgage, LLC’s receive revenue from interest income on loans and sale of loans. All significant intercompany transactions and balances have been eliminated in consolidation.
NEW ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which is an amendment of SFAS No: 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have a material effect on results of operations or financial condition of the Company.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Adoption of this statement is not expected to have a material effect on results of operations or financial condition of the Company.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE 3 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Prior to January 1, 2006, the Company accounted for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2006 using the modified-prospective transition method. SFAS No. 123(R), Share Based Payment, established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during 2006. The Company determined that implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company. The Company has provided below pro forma disclosures of net income and earnings per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005
Net income as reported	$2,145	$4,153
Deduct: Stock based employee compensation expense determined under fair-value based method, net of related tax effects	(562)	(595)

Pro forma net income	$1,583	$3,558

Earnings per share
Basic — as reported	$0.27	$0.53
Basic — pro forma	$0.20	$0.45
Diluted — as reported	$0.27	$0.52
Diluted — pro forma	$0.20	$0.45
     At June 30, 2006, stock options outstanding had a weighted average remaining contractual life of 7.8 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at June 30, 2006:

		Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Value
$23.00 - $24.00	20,401	7.7 years	$23.90	$57,327
$20.00 - $22.99	3,000	8.8 years	21.91	14,400
$19.00 - $19.99	86,603	8.8 years	19.93	587,168
$18.00 - $18.99	92,460	6.7 years	18.81	730,434

Total	202,464		$19.85	$1,389,329

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

     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$1,860	$2,145	$3,904	$4,153

Average number of common shares outstanding used to calculate basic earnings per common share	7,920,966	7,889,172	7,933,668	7,901,875
Effect of dilutive securities	31,082	46,795	26,473	62,731

Average number of common shares outstanding used to calculate diluted earnings per common share	7,952,048	7,935,967	7,960,141	7,964,606

Number of antidilutive stock options excluded from diluted earnings per share computation	—	38,778	—	35,778

NOTE 5 — GOODWILL AND INTANGIBLES
     Goodwill at June 30, 2006 and December 31, 2005 was $9.8 million. Goodwill is at least reviewed annually for impairment. The Company completed this review during the fourth quarter of 2005 and determined that goodwill was not impaired.
     Net other intangible assets at June 30, 2006 and December 31, 2005 were $2.9 million and $3.2 million, respectively. These assets consist primarily of core deposit intangibles and amortization expense for the next five years is as follows: $477,000 in 2006, $405,000 in 2007 and $383,000 in 2008, 2009 and 2010, respectively.
NOTE 6 — LOANS
     Loans were as follows (in thousands):

	June 30,	December 31,
	2006	2005
Real estate loans:
One-to four-family	$404,419	$427,714
Commercial and multi-family	433,524	418,314
Residential construction	109,909	82,328
Home equity and lines of credit	134,856	131,378

	1,082,708	1,059,734
Commercial loans	274,504	271,436
Consumer loans:
Vehicles	83,752	84,189
Other	26,511	24,421

	110,263	108,610

Total loans	1,467,475	1,439,780
Less:
Allowance for loan losses	13,953	13,546
Net deferred loan fees	842	1,198

Net loans	$1,452,680	$1,425,036

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
     The total contractual amounts of standby letters of credit were $13.4 million and $9.1 million at June 30, 2006 and December 31, 2005, respectively. There were no contractual amounts outstanding of commercial letters of credit at June 30, 2006 or December 31, 2005.
     At June 30, 2006, the Company had outstanding commitments to originate loans of $337.3 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $3.3 million and $3.5 million at June 30, 2006 and December 31, 2005, respectively. The fair value of forward contracts was insignificant at June 30, 2006 and December 31, 2005.
NOTE 8 — SUBSEQUENT EVENT
     During the second quarter of 2006, the Company’s Asset/Liability Committee (ALCO) gave management the authority to sell up to $79 million in adjustable rate mortgages loans, servicing rights released, to fund growth and to provide liquidity. Management submitted pools of mortgage loans that had consistent terms and conditions to those of industry standards. Management agreed to sell approximately $75 million in mortgage loans, which are included in Loans Held for Sale on the balance sheet at June 30, 2006. The sale is expected to be finalized at the end of August and is expected to result in a net loss between $100,000 and $165,000, net of tax, based on the current interest rate environment. The funds received from this sale will provide liquidity and be used to pay off FHLB variable rate advances and fund higher yielding loans. Based on our projected growth in loan originations, management expects to replace the pool of loans before year end with loans that have more favorable yields based on the current interest rate environment.
Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Forward-looking statements include statements with respect to the Company’s beliefs, plans, strategies, objectives, goals, expectations, anticipations, estimates or intentions that are subject to significant risks or uncertainties or that are based on certain assumptions. Future results and the actual effect of plans and strategies are inherently uncertain, and actual results could differ materially from those anticipated in the forward-looking statements, depending upon various important factors, risks or uncertainties. Those factors, many of which are subject to change based on various other factors, including factors beyond the Company’s control, and other factors, including others discussed in the Company’s Annual Report to Stockholders, the Company’s Form 10-K, other factors identified in the Company’s other filings with the SEC, as well as other factors identified by management from time to time, could have a material adverse effect on the Company and its operations or cause its financial performance to differ materially from the plans, objectives, expectations, estimates or intentions expressed in the Company’s forward-looking statements. The impact of technological changes implemented by the Company and the Bank and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers. In this regard, the Company began in-house item processing, and in-house core processing during March 2006, and June 2006, respectively.

OVERVIEW. The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 24 full-service banking centers. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit, and a variety of other consumer loans.
CRITICAL ACCOUNTING POLICIES. As of June 30, 2006, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2005. The Company’s critical accounting policies are described in the financial section of its 2005 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, its valuation of mortgage servicing rights and goodwill and intangibles.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005
     Summary. Total assets increased $81.5 million, or 4.9% to $1.736 billion at June 30, 2006 from $1.654 billion at December 31, 2005, primarily due to the increase in real estate portfolio and held for sale mortgage loans of $83.0 million, or 16.2%. A significant amount of the real estate mortgage growth was due an increase in the volume of adjustable rate mortgages.
     Total liabilities increased $77.7 million, or 5.2%, from $1.486 billion at December 31, 2005 to $1.563 billion at June 30, 2006. Total deposits increased $69.5 million, or 6.5%, from December 31, 2005, primarily due to an increase of $48.7 million in brokered deposits, supplemented by our increased efforts to attract new deposits in the Oakland and Macomb counties. At June 30, 2006, brokered deposits totaled $90.2 million or 7.9% of total deposits. Based on our forecasted loan growth versus the expected deposit growth, management expects that FHLB advances and/or brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense upon analyzing maturity and repricing data and balancing interest rate risk in a rising rate environment.
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $19.1 million at June 30, 2006 compared to $21.4 million at December 31, 2005, a decrease of $2.3 million, or 10.6%. Correspondingly, nonperforming assets as a percentage of total assets decreased to 1.18% at June 30, 2006 compared to 1.38% at December 31, 2005. As indicated by the table below, a majority of the decrease was in real estate loans, driven by an influx of payments received on previously classified nonperforming loans, successful selling of foreclosed property and continuous efforts in resolving delinquency issues with our customers.
     The following table sets forth information regarding nonperforming assets (in thousands):

	June 30,	December 31,
	2006	2005
Nonperforming loans:
Real estate	$6,974	$8,467
Commercial	11,468	12,094
Consumer	666	813

Total	19,108	21,374
Real estate and other assets owned	1,413	1,471

Total nonperforming assets	$20,521	$22,845

Total nonperforming loans as a percentage of total loans	1.30%	1.48%
Total nonperforming assets as a percentage of total assets	1.18%	1.38%
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

	Three Months		Six Months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$13,960	$13,705	$13,546	$13,472
Provision for loan losses	710	780	1,580	1,260
Charge-offs	(815)	(669)	(1,350)	(971)
Recoveries	98	101	177	156

Balance, end of period	$13,953	$13,917	$13,953	$13,917

Allowance for loan losses to total loans			0.95%	1.09%
Allowance for loans losses to nonperforming loans			73.02%	91.52%
     Deposits. Deposits increased $69.5 million, or 6.5%, from December 31, 2005 to $1.142 billion at June 30, 2006. The increase of $83.6 million, or 8.7%, in interest bearing deposits was primarily due to an increase in brokered deposits of $48.7 million, or 117.1%, to $90.2 million at June 30, 2006 due to various promotions of these types of deposits implemented during the quarter, supplemented by a net increase of $21.8 million of certificates of deposits. Additionally, passbook and savings account deposits increased $16.5 million, or 16.7%, to $115.7 million at June 30, 2006, primarily due to an increase of deposits held from municipalities and other public entities. These increases were partially offset by a decrease in NOW accounts of $4.3 million, or 4.8%, some of which is attributable to the various promotions in other types of deposit accounts.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 and 2005
     Summary. Net income for the three months ended June 30, 2006 decreased $285,000, or 13.3% to $1.9 million from $2.1 million compared the same period in 2005. Net income for the six months ended June 30, 2006 decreased $248,000, or 6.4%, to $3.9 million from $4.2 million for six months ended June 30, 2005. These decreases were primarily due to an increase of $7.6 million, or 77.8% in the cost of deposits for the six months ended June 30, 2006 compared to the same period in 2005. Compensation and employee benefits expense also increased $1.4 million, or 30.4% and $2.4 million, or 25.9% for the three and six months ended June 30, 2006. These increases are in correlation with an increase of 42 employees compared to the six months ended June 30, 2005.
     Net Interest Income. Net interest income, before provision for loan losses, for the six months ended June 30, 2006 totaled $26.9 million, an increase of 10.6% as compared to $24.4 million for the same period in the prior year. Net interest income, before provision for loan losses, for the three months ended June 30, 2006 totaled $13.6 million, an increase of 10.1% as compared to $12.4 million for the same period in the prior year. Due to the competitive nature in attracting new deposits, offering rates increased at a faster rate than market lending rates during the three and six months ended June 30, 2006 as compared to the previous period, as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increased costs of attracting new deposits, an increase in the cost of borrowings and the brokered deposits costs to fund loan growth continued to compress net interest margin, which fell 16 basis points to 3.34% for the three month period and 18 basis points to 3.38% for the six month period ended June 30, 2006 compared to the same periods in 2005. As a result, management expects continued compression in net interest margin while net interest income is expected to increase slightly due to loan volume through the end of 2006. Management has elected to move the Company into a more neutral interest rate sensitivity position. As of June 30, 2006 and forecasting one year in the future, a 200 basis point increase in rates results in a .90% increase in net interest income and a 200 basis point decrease in rates results in a 3.6% decrease in net interest income.
     As discussed in Note 8 above, the expected mortgage loan sale of $75 million may have a negative impact on net interest margin in the short term, until we replace these loans with higher yielding loans.
     The following tables present an analysis of net interest margin for the three and six month periods ending June 30, 2006 and 2005 (in thousands).

	For the Three Months Ended June 30,
	2006			2005			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,527,452	$26,716	7.02%	$1,293,565	$20,119	6.24%	$3,649	$2,948	$6,597
Securities (2):
Taxable	51,850	597	4.62%	64,812	892	5.52%	(179)	(116)	(295)
Tax-exempt	31,221	255	3.28%	31,385	297	3.80%	(2)	(40)	(42)
Federal funds sold	3,045	35	4.61%	1,040	12	4.63%	23	(0)	23
Federal Home Loan Bank stock	19,502	229	4.71%	16,607	152	3.67%	27	50	77
Interest earning deposits	1,530	12	3.15%	7,997	40	2.01%	(32)	4	(28)

Total interest-earning assets	1,634,600	27,844	6.83%	1,415,406	21,512	6.10%	3,485	2,847	6,332

Noninterest-earning assets	91,037			79,480

Total assets	$1,725,637			$1,494,886

Liabilities
Deposits:
Savings	$113,312	$421	1.49%	$97,164	$136	0.56%	$23	$262	$285
NOW	87,727	138	0.63%	87,087	336	1.55%	2	(200)	(198)
Money market	276,238	2,515	3.65%	264,276	1,245	1.89%	57	1,213	1,270
Certificates of deposit	565,672	6,335	4.49%	416,160	3,563	3.43%	1,282	1,490	2,772

Total interest bearing deposits	1,042,949	9,409	3.62%	864,687	5,280	2.45%	1,364	2,765	4,129
Short-term borrowings	61,457	765	4.99%	36,043	395	4.40%	280	90	370
FHLB advances	336,722	4,063	4.84%	309,104	3,483	4.52%	312	268	580

Total interest-bearing liabilities	1,441,128	14,237	3.96%	1,209,834	9,158	3.04%	$1,955	$3,124	$5,079

Non-interest bearing deposits	98,433			112,386
Other Noninterest-bearing liabilities	14,923			8,049

Total liabilities	1,554,484			1,330,269
Stockholders’ equity	171,153			164,617

Total liabilities and stockholders’ equity	$1,725,637			$1,494,886

Net interest-earning assets	$193,472			$205,572

Net interest income		$13,607			$12,354				$1,253

Interest rate spread (3)			2.87%			3.06%
Net interest margin as a percentage of interest-earning assets (4)			3.34%			3.50%
Ratio of interest-earning assets to interest-bearing liabilities			113.43%			116.99%

	For the Six Months Ended June 30,
	2006			2005			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets
Loans (1)	$1,500,512	$51,658	6.94%	$1,258,779	$38,509	6.17%	$3,729	$9,420	$13,149
Securities (2):
Taxable	54,160	1,334	4.97%	65,141	1,544	4.78%	(131)	(79)	(210)
Tax-exempt	31,250	435	2.81%	29,868	565	3.81%	13	(143)	(130)
Federal funds sold	2,107	47	4.50%	1,687	28	3.35%	4	15	19
Federal Home Loan Bank stock	19,047	441	4.67%	15,581	286	3.70%	32	123	155
Interest earning deposits	1,864	24	2.60%	6,806	60	1.78%	(22)	(14)	(36)

Total interest-earning assets	1,608,940	53,939	6.76%	1,377,862	40,992	6.00%	3,624	9,323	12,947

Noninterest-earning assets	87,126			78,697

Total assets	$1,696,066			$1,456,559

Liabilities
Deposits:
Savings	$109,545	$735	1.35%	$98,045	$277	0.57%	$16	$442	$458
NOW	91,218	265	0.59%	101,780	483	0.96%	(25)	(193)	(218)
Money market	280,968	5,079	3.65%	254,876	2,505	1.98%	129	2,445	2,574
Certificates of deposit	534,325	11,284	4.26%	399,144	6,501	3.28%	1,108	3,675	4,783

Total interest bearing deposits	1,016,056	17,363	3.45%	853,845	9,766	2.31%	1,229	6,368	7,597
Short-term borrowings	72,731	1,840	5.10%	41,922	770	3.70%	285	785	1,070
FHLB advances	329,077	7,798	4.78%	277,041	6,105	4.44%	578	1,115	1,693

Total interest-bearing liabilities	1,417,864	27,001	3.84%	1,172,808	16,641	2.86%	$2,091	$8,269	$10,360
Non-interest bearing deposits	93,316			109,624
Other Noninterest-bearing liabilities	14,728			9,355

Total liabilities	1,525,908			1,291,787
Stockholders’ equity	170,158			164,772

Total liabilities and stockholders’ equity	$1,696,066			$1,456,559

Net interest-earning assets	$191,076			$205,054

Net interest income		$26,938			$24,351				$2,587
Interest rate spread (3)			2.92%			3.14%
Net interest margin as a percentage of interest-earning assets (4)			3.38%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities			113.48%			117.48%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
     Provision for Loan Losses. The provisions for loan losses for the three and six months ended June 30, 2006 were $710,000 and $1.6 million, respectively, as compared to $780,000 and $1.3 million for the same period in the prior year. The changes in the provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business and historical charge off rates in the overall loan portfolio. Reserves were provided in line with the loan growth and actual net charge offs. The loan loss allowance as a percentage of total loans increased slightly from 0.94% at December 31, 2005 to 0.95% at June 30, 2006, due to loan growth and the amount provided during 2006. The allowance for loan losses as a percentage of nonperforming loans increased from 63.4% at December 31, 2005 to 73.02% at June 30, 2006 as a result of the decrease in nonperforming loans compared to the increase in the allowance for loan losses. The allowance for loan losses analysis includes inherent losses in the loan portfolio. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at June 30, 2006.
     Management considers its allowance for loan losses to be one of its critical accounting policies. Management reviews the allowance for loan losses on a monthly basis and establishes a provision based on actual and estimated losses inherent in the portfolio. Because the estimates and assumptions underlying the Company’s allowance for loan losses are inherently uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could have a material adverse effect on the Company’s net income and results of operations.
     Noninterest Income. Noninterest income for the three and six months ended June 30, 2006 increased 15.1% to $1.6 million and 11.3% to $3.1 million compared to $1.4 million and $2.7 million, respectively, for the same periods in the prior year. Trust fees continue to provide additional income as expected, growing $58,000 and $138,000 for the three and six months ended June 30, 2006, respectively. Management expects trust fees to continue to be accretive to noninterest income as trust activity continues to expand throughout our branch network.
     As further discussed in Note 8 under Item 1 of this Report, we expect that the loss on mortgage loan sales from this particular transaction to be between $100,000 and $165,000, net of tax. Management and ALCO continue to monitor and review the Company’s loan portfolio to ensure profitable returns on loans without compromising credit quality.
     Noninterest Expense. Noninterest expense for the three and six months ended June 30, 2006 increased 17.7% to $11.7 million and 13.6% to $22.5 million compared to $9.9 million and $19.8 million, respectively, for the same time periods in the prior year. Compensation, payroll taxes and employee benefits increased by $1.4 million for the three months ended June 30, 2006 and $2.4 million for the six months ended June 30, 2006 compared to the same time periods in the prior year. This increase was primarily due to additions in staff for the new banking centers in Lapeer and Macomb counties and staff needed as a result of bringing core and item processing in-house. We expect compensation expense to remain high as compared to last year as a result of the investments in our sales force while we grow the business and take advantage of the additional capacity we have created. We expect a return of $2.5 million over the next 5 years as a result of the move to in-house core and item processing that, to a portion of which, should be realized beginning the third quarter of this year. Office occupancy expense increased $289,000 and $591,000 for the three and six months ended June 30, 2006, respectively, due to additional banking centers and newly remodeled existing offices. These increases in noninterest expense were offset by decreases for the six months ended June 30, 2006 in professional fees of $321,000 compared to the same time period in the prior year. The decrease in professional fees was a result of continued efficiencies implemented by and between management and our consultants and auditors as we continue to operate in the third year under the internal control provisions of the SOX act. We expect professional fees to remain flat or increase slightly through the end of 2006 due to various initiatives that we continue to implement to enhance shareholder value and customer service.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the six months ended June 30, 2006, the Company originated $511.9 million of loans and purchased $1.5 million of securities and in fiscal 2005, originated $847.1 million of loans and purchased $10.4 million of securities.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and short-term investments totaled $22.4 million and securities classified as available for sale totaled $81.9 million.
     The Company originates fixed-rate mortgage loans conforming to Freddie Mac and Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations.

Sales of fixed-rate mortgage loans were $54.3 million and $175.1 million for the six months ended June 30, 2006 and year ended December 31, 2005, respectively. Additionally, please refer to Note 8 under Item 1 of this Report for further discussion regarding the pool of mortgages held for sale of $75 million and the expected loss on sale between $100,000 and $165,000, net of tax, expected to occur in the third quarter of 2006. The Company expects to replace this sale with higher yielding loans prior to year end 2006.
     Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks, FHLB advances and brokered deposits. Year to date, the Company experienced a net increase in total deposits of $69.5 million, verses a net increase of $139.0 million during the fiscal year ended December 31, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. However, as previously discussed, the Company continues to seek new customers in markets where competition is extremely fierce and, therefore, net interest margin continues to compress.
     The Company has the ability to borrow a total of approximately $542.4 million, $133.4 million from its correspondent banks and $409.0 million from the FHLB, of which $66.0 million and $344.0 million were outstanding at June 30, 2006, respectively. Included in the total amount of available borrowings from its correspondent banks is a bank line-of-credit in the amount of $25.0 million, of which $0 was outstanding at June 30, 2006.
     At June 30, 2006, the Company had outstanding commitments to originate loans of $337.3 million, of which $76.6 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. More recently, the Company has selected various brokers to originate brokered deposits in the open market. The brokered deposit relationships provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of June 30, 2006 totaled $391.0 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, the Bank exceeded all of the regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Management has elected to move the Company into a more neutral interest rate sensitivity position. The table below sets forth, as of June 30, 2006, estimated net interest income and the estimated changes in the Company’s net interest income for the next twelve month period that could occur as a result of instantaneous changes in market interest rates of 100 and 200 basis points:

	Estimated Change in Annual Net Interest Income
	At June 30, 2006 (Dollars in thousands)
Increase/(Decrease) in Market Interest
Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change
200	$52,521	$470	0.90%
100	51,989	(62)	(0.12)
Static	52,051	—	—
-100	52,892	841	1.62
-200	53,923	1,872	3.60
     Except as otherwise indicated above, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.
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
Item 1a. Risk Factors
     As of June 30, 2006, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the second quarter 592 deferred compensation stock units for the aggregate consideration of approximately $15,800, which included board fees. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.
     On March 28, 2002, Marshall J. Campbell, our Chief Executive Officer, and the Company entered into our Executive Stock Ownership Plan Agreement, pursuant to which Mr. Campbell is entitled to receive deferred compensation units convertible into the Registrant’s common stock. Under this Agreement, as subsequently amended and restated, each vested deferred compensation unit is convertible into one share of common stock of the Company upon Mr. Campbell’s death, retirement, termination of employment with the Company, or if the Agreement is terminated by our Board of Directors on or after the date on which Mr. Campbell’s deferred compensation units become vested, which is January 31, 2007 (or earlier upon Mr. Campbell’s death, disability or certain changes of control). Pursuant to that Agreement, the Company awarded 1,903 deferred compensation units to Mr. Campbell on May 8, 2006. These transactions were not registered under the Federal Securities Laws, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities by the Issuer
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of up to 428,701 shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Company’s share repurchase activity for the three months ended June 30, 2006.

				Maximum Number of
			Total Number of	Shares that May Yet
	Total Number		Shares Purchased as	Be Purchased Under
	of Shares	Average Price	Part of Publicly	the Plans or
Period	Purchased	Paid per Share	Announced Programs	Programs
4/1/2006 to 4/30/2006	—	—	—	199,446
5/1/2006 to 5/31/2006	3,000	$28.15	—	199,446
6/1/2006 to 6/30/2006	17,000	$27.68	—	199,446
Total	20,000 (1)	$27.75	—	199,446

(1) All 20,000 shares repurchased during the quarter were credited to a rabbi trust used to fund the Company’s obligations under the director deferred fee agreements.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of the shareholders of the Company was held on May 25, 2006. The results of the vote were as follows:
1.	The following individual was elected as a director for a three (3) year term:

	VOTES FOR	VOTES WITHHELD
Marshall J. Campbell	7,166,708	382,575
Christopher A. Kellerman	7,344,776	205,047
     Directors Walid Demashkieh, M.D.,Timothy D. Regan and Ronald W. Cooley did not stand for election at the most recent annual meeting, and their terms continued after the meeting. As reported by the Company on Form 8-K on July 10, 2006, Mr. Regan resigned from the Company’s Board of Directors effective July 3, 2006. Also effective as of that date and reported in the Company’s Form 8-K, the remaining Board of Directors authorized the expansion of its membership from five to six directors and, upon the recommendation of the Nominating Committee, appointed Gerald R. Bouchard and Robert L. Patterson to fill the vacancies created by Mr. Regan’s resignation and the newly created directorship.
2.	The ratification of the appointment of BDO Seidman, LLP as independent auditors of Citizens First Bancorp, Inc. for the fiscal year ended December 31, 2006:

FOR	AGAINST	ABSTAIN
7,518,876	73,710	3
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.

CONFORMED
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.

Dated: August 3, 2006	By:	/s/ Marshall J. Campbell

Marshall J. Campbell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2006	By:	/s/ Timothy D. Regan

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