Form 10-Q
period 2006-09-30
CITIZENS FIRST BANCORP INC
filed 2006-11-09
CIK 1127442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The Issuer had 8,423,414 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2006.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1a.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
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
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	September 30,	December 31,
	2006	2005
ASSETS

Cash and due from depository institutions	$22,875	$38,217
Federal funds sold	397	2,029
Interest-bearing deposits in other depository institutions	104	7,345

Total cash and cash equivalents	23,376	47,591

Securities available for sale, at fair value	75,578	87,510
Federal Home Loan Bank stock, at cost	19,326	17,700
Loans held for sale	1,693	2,126
Loans — less allowance for loan losses of $14,278 and $13,546 (Note 6)	1,573,595	1,425,036
Premises and equipment, net	43,125	36,228
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $1,579 and $1,221 (Note 5)	2,821	3,179
Accrued interest receivable and other assets	29,156	25,039

Total assets	$1,778,484	$1,654,223

LIABILITIES

Deposits:
Noninterest-bearing	$87,937	$112,609
Interest-bearing	1,090,859	959,586

Total deposits	$1,178,796	$1,072,195

Federal Home Loan Bank advances	351,695	346,500
Bank line of credit	—	3,950
Federal funds purchased	61,898	52,013
Accrued interest payable and other liabilities	12,041	10,995

Total liabilities	$1,604,430	$1,485,653

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	94,556	93,848
Retained earnings	108,011	104,054
Accumulated other comprehensive loss	(613)	(898)
Treasury stock, at cost (1,373,424 and 1,364,561 shares)	(25,432)	(24,653)
Deferred compensation obligation	3,901	3,111
Unearned compensation — ESOP	(6,464)	(6,987)

Total stockholders’ equity	$174,054	$168,570

Total liabilities and stockholders’ equity	$1,778,484	$1,654,223

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$27,885	$21,893	$79,543	$60,402
Federal funds sold and interest bearing deposits	27	93	98	181
Securities:
Tax-exempt	281	343	716	908
Taxable	848	857	2,623	2,687

Total interest income	29,041	23,186	82,980	64,178
INTEREST EXPENSE
Deposits	10,385	6,364	27,748	16,130
Short-term borrowings	823	443	2,663	1,212
FHLB advances	4,281	3,278	12,078	9,383

Total interest expense	15,489	10,085	42,489	26,725

NET INTEREST INCOME	13,552	13,101	40,491	37,453
PROVISION FOR LOAN LOSSES	605	560	2,185	1,820

NET INTEREST INCOME, after provision for loan losses	12,947	12,541	38,306	35,633
NONINTEREST INCOME
Service charges and other fees	664	676	1,901	1,787
Mortgage banking activities	506	1,250	1,515	2,247
Trust fee income	301	252	980	793
Other	15	(64)	139	26

Total noninterest income	1,486	2,114	4,535	4,853

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,669	5,015	17,321	14,268
Office occupancy and equipment	2,102	1,715	5,766	4,789
Advertising and business promotion	402	351	969	1,172
Stationery, printing and supplies	385	547	1,597	1,473
Data processing	2	498	683	1,424
Professional fees	1,087	1,034	2,962	3,230
Core deposit intangible amortization	119	140	358	420
Other	1,135	1,486	3,787	3,850

Total noninterest expense	10,901	10,786	33,443	30,626

INCOME, before federal income tax expense	3,532	3,869	9,398	9,860
Federal income tax expense	1,204	1,386	3,166	3,225

NET INCOME	$2,328	$2,483	$6,232	$6,635

EARNINGS PER SHARE, BASIC	$0.29	$0.32	$0.78	$0.84

EARNINGS PER SHARE, DILUTED	$0.29	$0.31	$0.78	$0.84

DIVIDENDS PER SHARE	$0.09	$0.09	$0.27	$0.27

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Nine months ended September 30, 2005

Balance, January 1, 2005	$95	$93,409	$98,068	$(621)	$(23,004)	$2,632	$(7,685)	$162,894

Exercise of stock options		1			47			48

Purchase of treasury stock					(782)			(782)

Deferred compensation						201		201

Allocation of ESOP shares		321					523	844

Dividends paid ($.27 per share)			(2,285)					(2,285)

Net income			6,635					6,635

Change in net unrealized loss on securities available for sale, net of tax effect of ($67)				(130)				(130)

Total comprehensive income								6,505

Balance, September 30, 2005	$95	$93,731	$102,418	$(751)	$(23,739)	$2,833	$(7,162)	$167,425

Nine months ended September 30, 2006

Balance, January 1, 2006	$95	$93,848	$104,054	$(898)	$(24,653)	$3,111	$(6,987)	$168,570

Exercise of stock options		205			987			1,192

Purchase of treasury stock					(1,766)			(1,766)

Deferred compensation						790		790

Allocation of ESOP shares		503					523	1,026

Dividends paid ($.27 per share)			(2,275)					(2,275)

Net income			6,232					6,232
Change in net unrealized loss on securities available for sale, net of tax effect of $153				285				285

Total comprehensive income								6,517

Balance, September 30, 2006	$95	$94,556	$108,011	$(613)	$(25,432)	$3,901	$(6,464)	$174,054

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$6,232	$6,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,185	1,820
Deferred compensation and ESOP	1,816	1,045
Depreciation	2,076	1,734
Core deposit intangible amortization	358	421
Amortization of securities	204	632
Proceeds from sale of mortgage loans held for sale	85,082	82,555
Origination of mortgage loans held for sale	(84,462)	(89,922)
Gain on sale of mortgage loans	(187)	(541)
(Gain) loss on sale of premises and equipment	22	(72)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(5,569)	(2,070)
Increase in accrued interest payable and other liabilities	1,046	172

Net cash provided by (used in) operating activities	8,803	2,409
LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	13,655	11,067
Proceeds from sale of securities available for sale	—	95
Purchase of securities available for sale	(1,489)	(10,370)
Purchase of Federal Home Loan Bank stock	(1,985)	(4,164)
Proceeds from redemptions of Federal Home Loan Bank stock	359	—
Net increase in loans	(149,445)	(156,687)
Proceeds from sale of premises and equipment	23	257
Purchase of premises and equipment	(9,018)	(6,992)

Net cash used in lending and investing activities	(147,900)	(166,794)
DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	106,601	155,395
Net increase/(decrease) in federal funds purchased	9,885	(1,466)
Proceeds from exercises of stock options	1,192	48
Repayment of line of credit	(3,950)	—
Payment of dividends	(2,275)	(2,285)
Purchase of treasury stock	(1,766)	(782)
Proceeds from line of credit	—	1,000
Repayment of FHLB advances	(537,705)	(136,269)
Proceeds from FHLB advances	542,900	175,500

Net cash provided by deposit and financing activities	114,882	191,141
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,215)	26,756
CASH AND CASH EQUIVALENTS, beginning of period	47,591	27,937

CASH AND CASH EQUIVALENTS, end of period	$23,376	$54,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$41,531	$27,560
Federal income taxes	2,120	2,600
Supplemental noncash disclosure:
Transfers from loans to other real estate	1,299	654
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
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. Adoption of this statement is not expected to have a material effect on results of operations or financial condition of the Company.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS No. 157 on its financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB No. 108 will have a material impact on the consolidated financial statements.
NOTE 3 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Prior to January 1, 2006, the Company accounted for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2006 using the modified-prospective transition method. SFAS No. 123(R), Share Based Payment, established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during 2006. The Company determined that implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company. The Company has provided below pro forma disclosures of net income and earnings per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005
Net income as reported	$2,483	$6,635
Deduct: Stock based employee compensation expense determined under fair-value based method, net of related tax effects	(31)	(626)

Pro forma net income	$2,452	$6,009

Earnings per share
Basic — as reported	$0.32	$0.84
Basic — pro forma	$0.31	$0.76
Diluted — as reported	$0.31	$0.84
Diluted — pro forma	$0.31	$0.76
     At September 30, 2006, stock options outstanding had a weighted average remaining contractual life of 7.6 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at September 30, 2006:

	Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Value
$23.00 - $24.00	20,323	7.4 years	$23.90	$31,704
$20.00 - $22.99	3,000	8.6 years	21.91	10,650
$19.00 - $19.99	85,382	8.5 years	19.93	472,162
$18.00 - $18.99	92,060	6.5 years	18.81	612,199

Total	200,765		$19.85	$1,126,715

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
     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$2,328	$2,483	$6,232	$6,635

Average number of common shares outstanding used to calculate basic earnings per common share	7,927,896	7,857,423	7,953,301	7,882,827
Effect of dilutive securities	20,729	38,706	30,700	38,852

Average number of common shares outstanding used to calculate diluted earnings per common share	7,948,625	7,896,129	7,984,001	7,921,679

Number of antidilutive stock options excluded from diluted earnings per share computation	—	38,356	—	35,356

NOTE 5 — GOODWILL AND INTANGIBLES
     Goodwill at September 30, 2006 and December 31, 2005 was $9.8 million. Goodwill is at least reviewed annually for impairment. The Company completed this review during the fourth quarter of 2005 and determined that goodwill was not impaired.
     Net other intangible assets at September 30, 2006 and December 31, 2005 were $2.8 million and $3.2 million, respectively. These assets consist primarily of core deposit intangibles and amortization expense for the next five years is as follows: $477,000 in 2006, $405,000 in 2007 and $383,000 in 2008, 2009 and 2010, respectively.

NOTE 6 — LOANS
     Loans were as follows (in thousands):

	September 30,	December 31,
	2006	2005
Real estate loans:
One-to four-family	$500,677	$427,714
Commercial and multi-family	431,986	418,314
Residential construction	119,559	82,328
Home equity and lines of credit	137,178	131,378

	1,189,400	1,059,734
Commercial loans	287,311	271,436
Consumer loans:
Vehicles	87,482	84,189
Other	24,491	24,421

	111,973	108,610

Total loans	1,588,684	1,439,780
Less:
Allowance for loan losses	14,278	13,546
Net deferred loan fees	811	1,198

Net loans	$1,573,595	$1,425,036

The decrease in deferred loan fees of $387,000 from December 31, 2005 to September 30, 2006 was primarily a result of an evaluation performed by management in conjunction with our periodic review of our costs to originate mortgage loans. Our analysis determined that the estimated deferred costs to originate mortgage loans should be adjusted from a flat $850.00 to a charge of $550.00 plus any commissions paid to the loan closing officer, which will increase the total deferred costs per loan. The result was an increase in income of approximately $132,000, net of tax, during the quarter.
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
     The total contractual amounts of standby letters of credit were $11.2 million and $9.1 million at September 30, 2006 and December 31, 2005, respectively. There were no contractual amounts outstanding of commercial letters of credit at September 30, 2006 or December 31, 2005.
     At September 30, 2006, the Company had outstanding commitments to originate loans of $373.3 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $4.3 million and $3.5 million at September 30, 2006 and December 31, 2005, respectively. The fair value of forward contracts was insignificant at September 30, 2006 and December 31, 2005.
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
OVERVIEW. The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 24 full-service banking centers along with a loan production office in Ft. Myers, Florida. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit, and a variety of other consumer loans.
CRITICAL ACCOUNTING POLICIES. As of September 30, 2006, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2005. The Company’s critical accounting policies are described in the financial section of its 2005 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, its valuation of mortgage servicing rights and goodwill and intangibles.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
     Summary. Total assets increased $124.3 million, or 7.5% to $1.778 billion at September 30, 2006 from $1.654 billion at December 31, 2005, primarily due to an increase of $110.2 million, or 21.6% in the residential real estate portfolio. A significant amount of the residential real estate mortgage growth was due an increase in the volume of adjustable rate mortgages generated from our experienced mortgage loan officers located in the Macomb and Oakland county markets.
     Total liabilities increased $118.8 million, or 8.0%, to $1.604 billion at September 30, 2006 from $1.486 billion at December 31, 2005. Total deposits increased $106.6 million, or 9.9%, from December 31, 2005, primarily due to an increase of $46.6 million in brokered deposits, supplemented by our increased efforts to attract new deposits in the Oakland and Macomb counties. At September 30, 2006, brokered deposits totaled $88.2 million or 7.5% of total deposits. Based on our forecasted loan growth versus the expected deposit growth, management expects that FHLB advances and/or brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense after analyzing maturity and repricing data and balancing interest rate risk.
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $24.9 million at September 30, 2006 compared to $21.4 million at December 31, 2005, an increase of $3.5 million, or 16.5%. Correspondingly, nonperforming assets as a percentage of total assets increased to 1.61% at September 30, 2006 compared to 1.38% at December 31, 2005. As indicated by the table below, a majority of the increase in total nonperforming assets resulted from the downgrade of previously recognized “watch” rated credits to nonperforming status. These downgrades were the result of deterioration in the financial condition of certain borrowers. These assets are regularly monitored, have been under the management of our experienced special asset team and workout plans are in place to mitigate any potential losses.

     The following table sets forth information regarding nonperforming assets (in thousands):

	September 30,	December 31,
	2006	2005
Nonperforming loans:
Real estate	$7,833	$8,467
Commercial	15,893	12,094
Consumer	1,178	813

Total	24,904	21,374
Real estate and other assets owned	3,665	1,471

Total nonperforming assets	$28,569	$22,845

Total nonperforming loans as a percentage of total loans	1.57%	1.48%
Total nonperforming assets as a percentage of total assets	1.61%	1.38%
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

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Balance, beginning of period	$13,953	$13,917	$13,546	$13,472
Provision for loan losses	605	560	2,185	1,820
Charge-offs	(375)	(259)	(1,725)	(1,230)
Recoveries	95	74	272	230

Balance, end of period	$14,278	$14,292	$14,278	$14,292

Allowance for loan losses to total loans			0.90%	1.05%
Allowance for loans losses to nonperforming loans			57.33%	69.81%
     Deposits. Deposits increased $106.6 million, or 9.9%, from December 31, 2005 to $1.179 billion at September 30, 2006. The increase of $131.3 million, or 13.7%, in interest bearing deposits was primarily due to an increase of $117.8 million, or 23.7%, in certificates of deposits, of which brokered deposits increased $46.6 million, or 112.2%. Certificates of deposits, excluding brokered deposits, increased 15.6% due to various promotions of these types of deposits implemented during the year. Additionally, passbook and savings account deposits increased $12.2 million, or 12.3%, to $111.4 million at September 30, 2006, primarily due the implementation of new savings account products and an increase of deposits held from municipalities and other public entities. Non-interest bearing accounts decreased by 21.9% from $112.6 million at December 31, 2005 to $87.9 million at September 30, 2006, primarily due to transfers as a result of new products and incentives to increase balances in the savings accounts and certificates of deposits.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 and 2005
     Summary. Net income for the three months ended September 30, 2006 decreased $155,000, or 6.2% to $2.3 million from $2.5 million compared the same period in 2005. Net income for the nine months ended September 30, 2006 decreased $403,000, or 6.1%, to $6.2 million from $6.6 million for nine months ended September 30, 2005. These decreases were primarily due to a decrease of $318,000, or 6.6% in noninterest income as a result of a sale of loans discussed in Form 10-Q for the period ending September 30, 2005. During the third quarter of 2005, the Company sold approximately $62 million in loans and recognized a gross gain of $937,000. Excluding this third quarter 2005 transaction, noninterest income for the three and nine months ended September 30, 2006 would have increased 26.3% and 15.8%, respectively. Other noninterest expense increased $2.8 million, or 9.2%, offset by an increase of $3.0 million, or 8.1% in net interest income for the nine months ended September 30, 2006 compared to the same period in 2005. Compensation and employee benefits expense also increased $.7 million, or 13.0% and $3.1 million, or 21.4% for the three and nine months ended September 30, 2006. These increases in compensation over the nine month period are a result of additional staff hired for new banking centers, for in-house processing of data and for commissions paid to loan officers due to increases in the average dollar amount of new residential mortgage loans.
     Net Interest Income. Net interest income, before provision for loan losses, for the three months ended September 30, 2006 totaled $13.6 million, an increase of 3.4% as compared to $13.1 million for the same period in the prior year. Net interest income, before provision for loan losses, for the nine months ended September 30, 2006 totaled $40.5 million, an increase of 8.1% as compared to $37.5 million for the same period in the prior year. Due to the competitive nature in attracting new deposits, offering rates increased at a faster rate than market lending rates during the three and nine months ended September 30, 2006 as compared to the previous period, as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increased costs of attracting new deposits, an increase in the cost of borrowings and the brokered deposits costs to fund loan growth has continued to compress net interest margin, which fell 30 basis points to 3.22% for the three month period and 27 basis points to 3.33% for the nine month period ended September 30, 2006 compared to the same periods in 2005.
     The following tables present an analysis of net interest margin for the three and nine month periods ending September 30, 2006 and 2005 (in thousands).

	For the Three Months Ended September 30,
	2006			2005			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets
Loans (1)	$1,567,463	$27,885	7.06%	$1,356,060	$21,893	6.41%	$3,388	$2,604	$5,992
Securities (2):
Taxable	48,872	629	5.11%	61,138	671	4.35%	(133)	91	(42)
Tax-exempt	30,499	281	3.66%	31,820	343	4.28%	(14)	(48)	(62)
Federal funds sold	1,900	22	4.59%	1,777	8	1.79%	1	13	14
Federal Home Loan Bank stock	19,364	219	4.49%	17,700	186	4.17%	17	16	33
Interest earning deposits	191	5	10.39%	9,793	85	3.44%	(83)	3	(80)

Total interest-earning assets	1,668,289	29,041	6.91%	1,478,288	23,186	6.22%	3,176	2,679	5,855

Noninterest-earning assets	87,669			68,753

Total assets	$1,755,958			$1,547,041

Liabilities
Deposits:
Savings	$112,812	$455	1.60%	$94,031	$144	0.61%	$29	$282	$311
NOW	83,688	148	0.70%	78,505	166	0.84%	11	(29)	(18)
Money market	282,202	2,735	3.85%	296,761	2,010	2.69%	(98)	823	725
Certificates of deposit	593,840	7,047	4.71%	457,162	4,044	3.51%	1,199	1,804	3,003

Total interest bearing deposits	1,072,542	10,385	3.84%	926,459	6,364	2.73%	1,141	2,880	4,021
Short-term borrowings	56,634	823	5.77%	41,482	443	4.24%	161	219	380
FHLB advances	345,713	4,281	4.91%	283,052	3,278	4.59%	719	284	1,003

Total interest-bearing liabilities	1,474,889	15,489	4.17%	1,250,993	10,085	3.20%	2,021	3,383	5,404

Non-interest bearing deposits	92,864			116,127
Other Noninterest-bearing liabilities	15,651			12,607

Total liabilities	1,583,404			1,379,727
Stockholders’ equity	172,554			167,314

Total liabilities and stockholders’ equity	$1,755,958			$1,547,041

Net interest-earning assets	$193,400			$227,295

Net interest income		$13,552			$13,101				$451

Interest rate spread (3)			2.74%			3.02%
Net interest margin as a percentage of interest-earning assets (4)			3.22%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities			113.11%			118.17%

	For the Nine Months Ended September 30,
	2006			2005			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets
Loans (1)	$1,522,829	$79,543	6.98%	$1,272,677	$60,402	6.35%	$3,971	$15,170	$19,141
Securities (2):
Taxable	52,397	1,963	5.01%	63,807	2,214	4.64%	(132)	(119)	(251)
Tax-exempt	31,000	716	3.09%	30,518	908	3.98%	5	(197)	(192)
Federal funds sold	2,038	69	4.53%	1,717	36	2.80%	2	31	33
Federal Home Loan Bank stock	19,153	660	4.61%	16,287	473	3.88%	28	159	187
Interest earning deposits	639	29	6.07%	7,801	145	2.49%	(45)	(71)	(116)

Total interest-earning assets	1,628,056	82,980	6.81%	1,392,807	64,178	6.16%	3,829	14,973	18,802

Noninterest-earning assets	87,974			93,912

Total assets	$1,716,030			$1,486,719

Liabilities
Deposits:
Savings	$110,634	$1,190	1.44%	$96,707	$421	0.58%	$20	$749	$769
NOW	88,708	413	0.62%	94,022	650	0.92%	(12)	(225)	(237)
Money market	281,379	7,815	3.71%	268,838	4,515	2.25%	71	3,229	3,300
Certificates of deposit	554,163	18,330	4.42%	418,484	10,544	3.37%	1,143	6,643	7,786

Total interest bearing deposits	1,034,884	27,748	3.58%	878,051	16,130	2.46%	1,222	10,396	11,618

Short-term borrowings	67,365	2,663	5.29%	41,775	1,212	3.88%	248	1,203	1,451
FHLB advances	334,623	12,078	4.83%	279,045	9,383	4.50%	625	2,070	2,695

Total interest-bearing liabilities	1,436,872	42,489	3.95%	1,198,871	26,725	2.98%	2,095	13,669	15,764

Non-interest bearing deposits	93,165			111,792
Other Noninterest-bearing liabilities	15,036			10,437			1,734	1,304	3,038

Total liabilities	1,545,073			1,321,100
Stockholders’ equity	170,957			165,619

Total liabilities and stockholders’ equity	$1,716,030			$1,486,719

Net interest-earning assets	$191,184			$193,936

Net interest income		$40,491			$37,453				$3,038

Interest rate spread (3)			2.86%			3.18%

Net interest margin as a percentage of interest-earning assets (4)			3.33%			3.60%
Ratio of interest-earning assets to interest-bearing liabilities			113.31%			116.18%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
     Provision for Loan Losses. The provisions for loan losses for the three and nine months ended September 30, 2006 were $605,000 and $2.2 million, respectively, as compared to $560,000 and $1.8 million for the same period in the prior year. The changes in the provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business and historical charge off rates in the overall loan portfolio. Reserves were provided in line with the loan growth and actual net charge offs. The loan loss allowance as a percentage of total loans decreased slightly from 0.94% at December 31, 2005 to 0.90% at September 30, 2006, based upon our detailed analysis of the allowance for loan losses performed at September 30, 2006. The allowance for loan losses as a percentage of nonperforming loans decreased from 63.4% at December 31, 2005 to 57.3% at September 30, 2006 as a result of the increase in nonperforming loans compared to the increase in the allowance for loan losses. The allowance for loan loss analysis includes potential losses in the loan portfolio. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at September 30, 2006.
     Management considers its allowance for loan losses to be one of its critical accounting policies. Management reviews the allowance for loan losses on a monthly basis and establishes a provision based on actual and estimated losses in the portfolio. Because the estimates and assumptions underlying the Company’s allowance for loan losses are uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could also have a material adverse effect on the Company’s net income and results of operations.
     Noninterest Income. Noninterest income for the three and nine months ended September 30, 2006 decreased 29.7% to $1.5 million and 6.6% to $4.5 million compared to $2.1 million and $4.9 million, respectively, for the same periods in the prior year. As discussed in Form 10-Q for the period ending September 30, 2005, the Company sold approximately $62 million in loans and recognized a gross gain of $937,000. Excluding this 3rd quarter 2005 transaction, noninterest income for the three and nine months ended September 30, 2006 would have increased 26.3% and 15.8%, respectively. Trust fees continue to provide additional income as expected, growing $49,000 and $187,000 for the three and nine months ended September 30, 2006, respectively. Management remains focused in our efforts to continue the expansion of trust services throughout our branch network and, more specifically, in the Macomb, Lapeer and Oakland counties.
     Noninterest Expense. Noninterest expense for the three and nine months ended September 30, 2006 increased 1.1% to $10.9 million and 9.2% to $33.4 million compared to $10.8 million and $30.6 million, respectively, for the same time periods in the prior year. Compensation, payroll taxes and employee benefits (compensation) increased by $.7 million for the three months ended September 30, 2006 and $3.1 million for the nine months ended September 30, 2006 compared to the same time periods in the prior year. This increase was primarily due to additions in staff for the new banking centers in Lapeer and Macomb counties and staff needed as a result of bringing core and item processing in-house. Commencing this quarter, we expect compensation expense to increase slightly as compared to the same quarters of the prior year as a result of the investments in our sales force and operations staff while we continue to grow the business and take advantage of the additional capacity we have created. We expect a return of $2.5 million over the next 5 years as a result of the move to in-house core and item processing, a portion of which, has been realized beginning this quarter. Office occupancy expense increased $387,000 and $977,000 for the three and nine months ended September 30, 2006, respectively, due to additional banking centers and newly remodeled existing offices. These increases in noninterest expense were offset by decreases for the nine months ended September 30, 2006 in professional fees of $268,000 compared to the same time period in the prior year. The decrease in professional fees was a result of continued efficiencies implemented by and between management and our consultants and auditors as we continue to operate in the third year under the internal control provisions of the SOX act.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the nine months ended September 30, 2006, the Company originated $592.8 million of loans and purchased $1.5 million of securities and in fiscal 2005, originated $847.1 million of loans and purchased $10.4 million of securities.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and short-term investments totaled $23.4 million and securities classified as available for sale totaled $75.6 million.
     The Company originates fixed-rate mortgage loans conforming to Freddie Mac and Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. At June 30, 2006, the Company began discussions with an investor to sell approximately $75 million in residential mortgage loans. Upon further analysis of the financial impact on the Company’s financial statements, the Company decided not to pursue this opportunity at this time. These mortgage loans are in the portfolio at September 30, 2006 and are not expected to be sold in the near future. The Company has the ability and intent to hold these loans for their remaining contractual life. Sales of fixed-rate mortgage loans were $85.1 million and $175.1 million for the nine months ended September 30, 2006 and year ended December 31, 2005, respectively.

     Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks, FHLB advances and brokered deposits. Year to date, the Company experienced a net increase in total deposits of $106.6 million for the nine months ended September 30, verses a net increase of $139.0 million during the fiscal year ended December 31, 2005. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. The Company continues to seek new customers in our recently expanded markets of Macomb and Oakland counties.
     The Company has the ability to borrow a total of approximately $589.0 million, $133.5 million from its correspondent banks and $455.5 million from the FHLB, of which $61.9 million and $351.7 million were outstanding at September 30, 2006, respectively. Included in the total amount of available borrowings from its correspondent banks is a bank line-of-credit in the amount of $25.0 million, of which $0 was outstanding at September 30, 2006.
     At September 30, 2006, the Company had outstanding commitments to originate loans of $373.3 million, of which $104.6 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. More recently, the Company has selected various brokers to originate brokered deposits in the open market. The brokered deposit relationships provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of September 30, 2006 totaled $458.2 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, the Bank exceeded all of the regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2006, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-Q for the quarterly period ended June 30, 2006.
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
Item 1a. Risk Factors
     As of September 30, 2006, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the third quarter 291 deferred compensation stock units for the aggregate consideration of approximately $7,400, which included board fees. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.

Issuer Purchases of Equity Securities by the Issuer
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of up to 428,701 shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Company’s share repurchase activity for the three months ended September 30, 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
7/1/2006 to 7/31/2006	—	—	—	199,446
8/1/2006 to 8/31/2006	14,000	$23.68	—	199,446
9/1/2006 to 9/30/2006	19,779	$24.00	—	199,446
Total	33,779 (1)	$23.87	—	199,446

(1)	All 33,779 shares repurchased during the quarter were credited to a rabbi trust used to fund the Company’s obligations under the director deferred fee agreements.
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

CITIZENS FIRST BANCORP, INC.
Dated: November 6, 2006	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2006	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, initially filed with the Commission on November 3, 2000, Registration No. 333-49234.