Form 10-K
period 2006-12-31
CITIZENS FIRST BANCORP INC
filed 2007-03-16
CIK 1127442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number: 0-32041
CITIZENS FIRST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3573582

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 Water Street, Port Huron, Michigan	48060

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (810) 987-8300
Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Large accelerated filer ☐      Accelerated filer: ☑      Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $214,969,866, based upon the closing price of $26.71 as quoted on the NASDAQ National Market on June 30, 2006. Solely for purposes of this calculation, the shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.
     As of March 2, 2007, the registrant had 8,423,414 shares of common stock outstanding.
Documents Incorporated by Reference
     Part III of this Annual Report on Form 10-K incorporates portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

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
 i

PART I
ITEM 1. BUSINESS
GENERAL
     Citizens First Bancorp, Inc. (the “Bancorp”) was organized in October 2000 as a Delaware business corporation at the direction of Citizens First Savings Bank (the “Bank”) and is the holding company for the Bank, a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, established in 2006 and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities. As used in this Report, unless otherwise stated or the context otherwise requires, all references to “we,” “our,” or “us” and similar references are to the Company and/or the Bank and the consolidated subsidiaries of the Company and the Bank. The Bancorp has no significant assets, other than investments, all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the subscription offering at inception, and no significant liabilities. The Company’s commitment to community oriented banking is reflected in its Certificate of Incorporation, which is posted on the Company’s website (www.cfsbank.com), as well as in its corporate governance. The Company’s Corporate Governance Guidelines are also posted on that website.
     The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 24 full-service banking centers and 1 loan production office. Deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate a variety of different types of loan products. The Company’s revenues are derived principally from the generation of interest and fees on loans originated and held and, to a lesser extent, from gains and fees related to loans originated for sale and interest and dividends earned on the Company’s investments. Interest rates charged by the Company on loans are affected principally by competitive pressures in the Company’s market, which in turn are affected by general economic conditions, including demand for various types of loans, consumer spending and saving habits, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters and other factors. The Company’s current asset/liability strategy, which includes monitoring and controlling the Company’s exposure to interest rate risk, also impacts loan pricing.
     Management of the Company and the Bank is substantially similar. Employees are generally employed by the Bank rather than by the Company. Accordingly, the information set forth in this Report, including the Consolidated Financial Statements and related financial data under Item 8 of this Report, relates primarily to the Bank and other consolidated subsidiaries. Effective December 31, 2002, the Company changed its fiscal year end to December 31, rather than on March 31. As a result, various tables, as required, throughout this Form 10-K report the nine month period ended December 31, 2002.
GENERAL DEVELOPMENTS DURING MOST RECENT FISCAL YEAR
     During 2006, the Company opened one additional branch office in Sanilac County replacing its existing facility with a more modern and more customer friendly office, expanded its Shelby office in Macomb County into a full service office and opened a lending production office in Ft. Myers, Florida expanding its service footprint. Additionally, the Company successfully integrated and brought in-house its core data processing and item processing. These customer service processes, which were previously outsourced to a third-party provider, afford the Company greater flexibility and control in an area vital to the Company’s reputation and provide the ability to serve its customers in an efficient and courteous manner.
     Management and employees successfully consolidated the Metrobank brand (the Company purchased Metro Bancorp, Inc. on January 9, 2004) into Citizens First during the last half of 2006. Resources were allocated to ensure a smooth transition with the impact to customers that only enhanced service, product availability and convenience.
     Citizens First Mobile Services, LLC, established in 2006, is an in-house armored car department which provides our clients with a service that allows them to make deposits, receive cash and other correspondence without leaving their place of work. Prior to 2006, this function was outsourced. The Company believes that this is a service that adds value to our clients and allows us to expand our service market more economically. We also use this as an opportunity to reach out to customers where we do not currently have retail banking centers near their place of business.

MARKET AREA AND COMPETITION
     The Company’s main office is in Port Huron, Michigan, which is in St. Clair County. The Company’s deposit gathering and lending activities, as well as its other primary business operations, are principally concentrated in and around the communities surrounding its 24 locations in St. Clair, Sanilac, Huron, Lapeer, Macomb and Oakland counties, Michigan. More recently, an opportunity arose and we are now servicing the Ft. Myers, Florida area via a loan production office.
     Port Huron, the population center for St. Clair County, is located approximately 60 miles northeast of Detroit and 60 miles east of Flint. St. Clair County is bounded by the counties of Macomb to the south and west, Lapeer to the west and Sanilac to the north. The eastern boundary of the County is the St. Clair River and Canada. Almost half of the total land area of St. Clair is rural, and approximately one-third of the resident labor force commutes to jobs outside of the County. As of the most recent census data, St. Clair County had a population of approximately 171,500. The largest employment sectors in St. Clair County are manufacturing, services, retail and government. The market area for Oakland County consists of 910 square miles and is home to more than 1.2 million people and 63,000 businesses and agencies that employ more than 720,000 people. The strength of the County’s business sector has helped it grow into an international marketplace. During the last decade, the number of households in the County grew 14% while the State of Michigan grew 6.1%. Oakland County is rated the fourth wealthiest in the United States amongst counties with a population of one million or more. The education of the population is also strong, as over 89% of residents with ages over 25 have a high school degree and 46% have a Bachelor’s degree or higher.
     The Company’s ability to achieve strong financial performance and a satisfactory return on investment to shareholders depends in part on our ability to expand our available financial services. Specifically, the Company faces intense competition for the attraction of deposits and origination of loans in its market areas. The Company’s most direct competition for deposits and loans have historically come from the several financial institutions operating in the Company’s market areas and, more recently to a larger extent, from other financial service companies, such as brokerage firms, mortgage brokers, credit unions, finance companies, investment advisors and insurance companies. According to the most recent market data, there are approximately 55 other deposit financial institutions competing within the Company’s markets. The Company ranks 1st with respect to market share in St. Clair County with 36.1% of the market, 2nd in Sanilac County with 18.0% and 3rd in Lapeer County with 10.1% of the market. The Company has less than 10% of the market share for deposits in our other markets.
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
     To remain competitive, we will continue to adhere to our strategic goals of consistent, well managed and controlled balance sheet growth and the broader diversification of our loan products and loan portfolio. To accomplish this objective, the Company has sought to:
•	Operate as a community bank, expanding the services and products it offers, particularly its commercial business products and deposit products to local municipalities and government organizations;

•	Provide excellent customer service and products by expanding delivery systems by using new technology and expanding the capability of its customer call center through which customers can receive various services via telephone;

•	Invest in our employees through a variety of training programs to ensure our customers’ expectations are exceeded;

•	Expand our trust services, specifically in Macomb and Oakland counties market, by cross-selling benefits of the Asset Management and Trust Department;

•	Continuously review technology requirements and enhancements to provide an excellent level of customer service;

•	Reinvest in our communities and

•	Continue to increase our emphasis on origination of quality commercial, commercial real estate and consumer loans to increase the yields earned on our overall loan portfolio, without incurring unacceptable credit risk.

LENDING ACTIVITIES
General. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one- to four-family residential property. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans. Currently, the Company originates one- to four-family residential mortgage loans, commercial and multi-family real estate loans, residential construction loans, home equity and lines of credit, commercial loans and a variety of consumer loans.
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
The Company originates fixed-rate, fully-amortizing residential mortgage loans with maturities of 10, 15, 20 and 30 years. The Company’s management establishes the loan interest rates based on market conditions, with consideration given to the type of the loan and the quality and liquidity of the collateral securing the loan. The Company offers mortgage and jumbo fixed rate loans that generally conform to the various standards of our secondary market vendors to whom we sell conforming loans. The Company will underwrite one- to four-family owner-occupied residential mortgage loans in amounts up to 97% of the appraised value of the underlying real estate, although private mortgage insurance will generally be required on most loans that exceed 80% of the lower of the appraised value or the purchase price of the real estate. In limited instances, the Company will originate loans that constitute 103% of the appraised value of the underlying real estate for sale in the secondary market. In these circumstances private mortgage insurance is required and provides loss coverage on those loans for the difference between the actual LTV and a 65% LTV.
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
Commercial Loans. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships, corporations and small businesses. The Company offers a variety of commercial lending products, including term loans for fixed assets, working capital loans and lines of credit and loans with a single principal payment at maturity. Additionally, the Company originates Small Business Administration guaranteed loans.
     The Company offers secured commercial term loans generally with terms of up to 10 years and the payment of which is dependent on future earnings. Business lines of credit generally have adjustable rates of interest and terms of up to 3 years. Loans that require a one-time payment of principal at termination will generally be originated on terms of up to 3 years as long as the borrower is paying interest at least semi-annually. Loans generally will be originated on terms of up to 1 year if the borrower will pay all of the interest due upon maturity. Business loans with variable rates of interest are generally indexed to the prime rate as reported in The Wall Street Journal. The Company also makes unsecured commercial loans to borrowers who evidence high degree of financial strength and liquidity. Unadvanced amounts of commercial loans and commercial loan commitments are not shown as liabilities on the Company’s balance sheet. For more information about the Company’s commitments, including unadvanced amounts of commercial loans and commercial loan commitments, see Note 13 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
     When making commercial business loans, the Company considers the financial position of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, which primarily includes accounts receivable, inventory and equipment. Commercial business loans are also typically supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are generally made in amounts of up to 90% of the value of the collateral securing the loan.
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
     Generally, fixed-rate loans that conform to the underwriting standards specified by various investors are originated by the Company for sale in the secondary market primarily to Fannie Mae and Freddie Mac (“Investors”) and, to a lesser extent, private investors. The Company generally retains the servicing rights on the loans sold in the secondary market, meaning that the Company receives payments and other collections on these loans and administers these loans in exchange for a servicing or administrative fee. The Company currently has a best efforts contract with a third party under which the Company must use its best efforts to provide the third party with loans for sale. The Company is not required under this contract to replace loans that fail to close for any reason. Additionally, the Company enters into forward contracts with investors under which Investors commit to purchase certain loans from the Company. At December 31, 2006 and December 31, 2005, the Company had outstanding forward contracts to sell fixed rate loans of approximately $3.9 million and $3.5 million respectively. Under these forward contracts, Investors are generally required to purchase these loans in the future from the Company, notwithstanding any change in the market interest rate, as long as specific underwriting requirements are met in making the loans. Sales of most fixed-rate loans are made without recourse to the Company if the borrower defaults. The Company generally originates adjustable-rate loans for its portfolio, but will, from time to time, sell these loans in the secondary market based on prevailing market interest rate conditions, the Company’s liquidity needs and the Company’s interest rate risk position.
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
Real Estate Owned. Real estate acquired by the Company as a result of foreclosure and real estate acquired by deed-in-lieu of foreclosure is classified as real estate owned until sold. Under Michigan law, there is generally a 6 month redemption period (four month period in the State of Florida) with respect to one- to four-family residential properties during which the borrower has the right to repurchase the property. When property is acquired, it is recorded on the Company’s balance sheet at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loans losses. Holding costs and declines in fair value after acquisition of the property result in charges against the Company’s income statement. At December 31, 2006, the Company had approximately $2.8 million in real estate owned and $477,000 of repossessed automobiles and other assets.
Loan Portfolio Analysis. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts (in thousands) and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2006		2005		2004
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Real estate loans:
One- to four-family	$513,139	32.13%	$427,714	29.71%	$404,655	33.50%
Commercial and multi-family (1)	432,009	27.05%	418,314	29.05%	345,936	28.64%
Residential construction	127,777	8.00%	82,328	5.72%	30,917	2.56%
Home equity and lines of credit	137,112	8.58%	131,378	9.12%	113,202	9.37%

Total real estate loans	1,210,037	75.76%	1,059,734	73.60%	894,710	74.08%
Commercial loans	280,005	17.53%	271,436	18.85%	222,403	18.41%

Consumer loans:
Vehicles (2)	83,435	5.22%	84,189	5.85%	66,463	5.50%
Other	23,820	1.49%	24,421	1.70%	24,184	2.00%

Total consumer loans	107,255	6.71%	108,610	7.54%	90,647	7.51%

Total loans	1,597,297	100.00%	1,439,780	100.00%	1,207,760	100.00%

Less:
Allowance for loan losses	14,304		13,546		13,472
Net deferred loan fees	582		1,198		2,231

Net loans	$1,582,411		$1,425,036		$1,192,057

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At December 31,
	2003		2002
		Percent		Percent
	Amount	of Total	Amount	of Total
Real estate loans:
One- to four-family	$386,531	40.99%	$414,939	49.88%
Commercial and multi-family (1)	241,097	25.56%	179,387	21.57%
Residential construction	24,996	2.65%	21,822	2.62%
Home equity and lines of credit	85,371	9.05%	72,724	8.74%

Total real estate loans	737,995	78.25%	688,872	82.82%
Commercial loans	127,686	13.54%	68,974	8.29%

Consumer loans:
Vehicles (2)	59,392	6.30%	61,386	7.38%
Other	18,004	1.91%	12,583	1.51%

Total consumer loans	77,396	8.21%	73,969	8.89%

Total loans	943,077	100.00%	831,815	100.00%

Less:
Allowance for loan losses	11,664		11,082
Net deferred loan fees	2,212		1,597

Net loans	$929,201		$819,136

(1)	Includes commercial construction loans which at December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002 totaled $ 56.6 million, $57.2 million, $33.1 million, $14.8 million, and $12.6 million, respectively.

(2)	Includes loans secured by automobiles, motorcycles, campers and other recreational vehicles.
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
     The Company’s investment policy generally provides that all bonds, when purchased, must be of investment grade, as determined by at least one nationally recognized securities rating organization, and must generally carry a rating of “Baa” or “BBB” or better when purchased. The Company’s investment policy limits authorized investments up to $10 million before prior approval is required from the President and CEO, his designee or a majority of the ALCO membership. The Company’s investment policy is subject to change as determined appropriate by its Board of Directors.
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
     The Company did not own any securities that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date, other Obligations of the State of Michigan and its political subdivisions, of which the aggregate book and market value was $25.3 million and $25.2 million, respectively, at December 31, 2006.
     The following table sets forth certain information regarding the amortized cost and fair value of the Company’s securities at the dates indicated (in thousands):

	At December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,318	$18,129	$23,379	$22,980	$26,124	$26,077
Obligations of state and political subdivisions	32,158	32,026	35,506	35,418	37,504	37,889
Corporate debt securities	4,001	3,948	20,584	20,476	19,366	19,294
Mortgage-backed securities	3,323	3,271	4,400	4,323	6,783	6,694

Total	57,800	57,374	83,869	83,197	89,777	89,954

Equity securities	5,000	4,775	5,000	4,313	5,002	3,885

Total securities available for sale	$62,800	$62,149	$88,869	$87,510	$94,779	$93,839

DEPOSIT AND OTHER ACTIVITIES
Deposit accounts. Nearly all of the Company’s depositors reside in Michigan. The Company offers a wide variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of the Company’s certificate of deposit accounts range from seven days to 6 years. Deposit account terms vary primarily based on minimum deposit balance, early withdrawal penalties, limits on the number of transactions and the interest rate. The Company reviews its deposit mix monthly and its pricing terms weekly. The Company offers a wide range of commercial deposit products and checking accounts to counties, cities, townships and school districts

(municipalities) located within the Company’s market areas. At December 31, 2006, the Company had depository arrangements with approximately 65 municipalities. At December 31, 2006, these entities accounted for approximately $106.6 million, or 16.8%, of the Company’s certificates of deposit and $119.8 million, or 35.1%, of the Company’s interest bearing checking accounts. Municipal and governmental depository arrangements generally are more sensitive to interest rate changes than other consumer deposit accounts and are typically subject to competitive bidding processes with other financial institutions. Additionally, the balance of these deposit accounts tends to fluctuate more than consumer deposit accounts because of the budgeting and tax collection timing of each particular municipal entity. Accordingly, municipal deposits tend to be more volatile than consumer deposits, and there is no assurance that the Company will be able to maintain its current levels of municipal accounts in future periods.
     The Company believes it is competitive in the interest rates it offers on its commercial deposit account products. The Company determines the rates paid based on a number of factors, including rates paid by competitors, the elasticity of deposit balances in comparison to the rates, the Company’s need for funds and cost of funds, borrowing costs and movements of market interest rates. At the beginning of 2005, the Company began to utilize brokers as a supplemental source of funding our loan growth. The Company utilizes brokered deposits and overnight borrowings as sources of daily funding depending on what funding source is most economical. At December 31, 2006 and December 31, 2005 brokered deposits accounted for approximately $87.0 million, or 13.7%, and $41.5 million or 8.3%, respectively, of total certificates of deposits.
     The following table summarizes the average balances of deposits (in thousands) and the average rates of interest:

	At December 31,
	2006		2005		2004
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$95,121	0.00%	$116,835	0.00%	$100,154	0.00%
Passbook and savings deposits	111,027	1.54	96,198	0.62	99,781	0.58
Interest bearing demand deposits	364,637	3.01	366,746	2.02	385,282	1.02
Time deposits under $100,000	277,042	4.28	233,870	3.66	215,769	3.05
Time deposits $100,000 and over	292,970	4.67	201,708	3.37	106,833	2.98

Total	$1,140,797	3.35%	$1,015,357	2.30%	$907,819	1.53%

TRUST SERVICES
     The Company maintains its Asset Management and Trust Department (Trust Department), established in 1999, which provides trust and investment services to individuals, partnerships, corporations and institutions. The Asset Management and Trust Department also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Trust Department allows the Company to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with the Company’s operating strategy, and the possible opportunities that may arise due to our presence in the Oakland County market, the Company will continue to emphasize the growth of its trust service operations in order to grow its assets and to increase fee-based income. The Company has implemented several policies governing the practices and procedures of the Trust Department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest and maintaining impartiality. At December 31, 2006, the Trust Department managed 437 accounts with aggregate assets of $284.6 million, of which the largest relationship totaled $43.0 million, or 15.1%,of the Trust Department’s total assets. Included in these totals are 3 accounts with approximately $37.7 million in assets related to the Company.
PERSONNEL
     As of December 31, 2006, the Company had 411 full-time employees and 31 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.
SUBSIDIARIES
     The Bank and the Bancorp each own 99%, and 1%, respectively, of the membership interests of the Citizens First Mortgage, LLC, established in 2002. The Company currently conducts its residential mortgage lending activity through Citizens First Mortgage, LLC.

Citizens Financial Services, Inc., formerly 525 Riverside Corporation, established in 1974 as a Michigan-chartered service corporation, and is wholly-owned by the Bank. Citizens Financial Services owns 50% of the membership interests of CFS Title Insurance Agency, LLC. CFS Title Insurance Agency, a Michigan limited liability company, was established in 1998 as a joint venture between the Company and Lawyers Title Insurance Agency, a Virginia corporation, to provide title insurance for customers of the Company. Citizens Financial Services may also in the future offer other personal insurance products through an affiliation arrangement with a third party insurance agency. In addition, Citizens Financial Services owns 100% of CFS Insurance Agency, Inc., d/b/a CFS Financial Services, Inc., which offers mutual funds and insurance products such as annuities. Citizens First Mobile Services, LLC is 100% owned by the Bank. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities.
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
     Business Activities. The activities of state savings banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage. To qualify as a Michigan savings bank, the Bank must meet an asset test, which requires that during 9 of the 12 preceding months, at least 50% of its total assets must have consisted of specified assets, primarily housing loans, mortgage-backed securities, loans for religious, health and nursing home facilities, consumer loans, liquid assets and government obligations. An institution that fails the asset test must notify the Commissioner and may requalify by meeting the test, but if it fails to requalify within the time prescribed by the

Commissioner, it must convert to a different charter or liquidate within the time prescribed by the Commissioner. If it does not do so, the Commissioner may appoint a conservator or seek the appointment of a receiver. As of December 31, 2006, the Company met the asset test for a Michigan savings bank. Under federal law, the Company must also meet the qualified thrift lender test discussed below.
Loans to One Borrower. Michigan law provides that a stock savings bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the bank’s board of directors is granted. At December 31, 2006, the Company’s regulatory limit on loans to one borrower was $17.5 million or $29.1 million for loans approved by two-thirds of the Board of Directors. If the Michigan Commissioner determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. A number of loans are exempted from these limitations. They include, among others, certain loans on commercial paper, loans to financial institutions and loans secured by bonds, notes and certificates of indebtedness of the United States. At December 31, 2006, the Company did not have any loans with one borrower that exceeded its regulatory limit.
     At December 31, 2006, loans with high LTV ratios were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were also less than 10% of total loans outstanding at December 31, 2006. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2006 in accordance with FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.
     Dividends. The Company’s ability to pay dividends on its common stock depends on its receipt of dividends from the Bank. The Bank is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company. Dividends may be paid out of a Michigan savings bank’s net income after deducting all bad debts. A Michigan savings bank may only pay dividends on its common stock if the savings bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus. With the approval of the Michigan Commissioner and by a vote of shareholders owning two-thirds of the stock entitled to vote, a savings bank may increase its capital stock by declaring a stock dividend on the capital stock. A savings bank may pay dividends on its preferred stock without limitation on the rates. Federal law may also affect the ability of a Michigan savings bank to pay dividends.
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
     Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal banking authorities take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a total risk-based capital ratio of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% is considered to be “undercapitalized.” Subject to a narrow exception, the FDIC is required to appoint itself sole receiver or conservator for an institution that is “critically undercapitalized.” A capital restoration plan must be filed with the FDIC within 45 days of the date an institution is on notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
     As of December 31, 2006, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.
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
Federal Home Loan Bank System
     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement as their investment in FHLB stock at December 31, 2006 was $19.4 million. The FHLB functions as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLB. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.
Federal Reserve System
     The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their net transaction accounts, nonpersonal time deposits and Eurocurrency liabilities (collectively referred to as reservable liabilities). The regulations generally provide that reserves be maintained against reservable liabilities as follows: accounts aggregating less than $8.5 million are exempted from the reserve requirements, for accounts aggregating greater than $8.5 million and less than $45.8 million the reserve requirement is 3%, and for accounts aggregating greater than $45.8 million, the reserve requirement is 10% against that portion of total transaction accounts in excess of $45.8 million. All reserve requirements are subject to adjustments by the Federal Reserve Board. The Company complies with the foregoing requirements.
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
     QTL Test. In order for the Bancorp to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a qualified thrift lender. To be a qualified thrift lender, it must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. As of December 31, 2006, the Bank met the qualified thrift lender test.
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
FEDERAL AND STATE TAXATION
     General. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including, in particular, the Company’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax laws, regulations and rules applicable to the Company. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. For its 2006 tax year, the Company’s maximum federal income tax rate was 35%.
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
State Taxation
     The State of Michigan imposes a Single Business Tax (the “SBT”), which is an annual value-added tax imposed on the privilege of doing business in the State. Banks with business activity in Michigan are subject to the tax. The major components of the SBT are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income and decreased by the cost of depreciable tangible assets acquired during the year. An investment tax credit may be claimed for the acquisition of depreciable tangible assets. Effective December 31, 2006, the SBT rate was 1.9%.
     Michigan State Taxation. The state income tax structure in Michigan or states could change significantly causing a reduction in our profitability. All significant portions of our business are conducted in Michigan and we are likely to continue to have significant portions of our business in Michigan. During 2006, the Michigan legislature repealed the SBT that served as a significant source of revenue for the State. It is currently unknown as to what type of taxing structure will replace Michigan’s SBT. As such, the replacement to the SBT may be less favorable to companies like ours and our profitability could be adversely impacted. Similarly, the taxing structure or the interpretation of other State regulation concerning tax could change in a manner that would be less favorable to us and therefore adversely impact our profitability.
     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax, but it is required to file an annual report with and pay an annual franchise tax to the State of Delaware.
FINANCIAL STATEMENTS
     Although this description of the business of the Company includes some specific financial information, more detailed financial information can be found elsewhere in this Report. See Item 6 for “Selected Financial Data” for the Company. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is included under Item 7. Among other things, Item 7 also includes a table showing average balance sheets for the Company for the periods ended December 31, 2006 and two prior years. This table shows, for those periods, the average balances of interest-earning assets and interest-bearing liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and the total dollar amount of interest expense from average interest-earning liabilities and the resulting average yields and costs. In addition, Item 7 contains a table captioned “Rate/Volume Analysis” which shows the effect on the Company’s interest income and interest expense of changes in interest rates and changes in the volumes of interest-earning assets and the volumes of interest-bearing liabilities during the period ended December 31, 2006 compared to the period ended December 31, 2005. For the Company’s Consolidated Financial Statements, see Item 8.
ADDITIONAL INFORMATION
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
ITEM 1A. RISK FACTORS
Significant Competition from an Array of Financial Service Providers
     For information regarding the risks the Company faces with respect to competition, see the discussion in Part I, Item 1 captioned “Market Area and Competition”.
Economic Downturn
     A general economic slowdown in the geographic region where the Company operates could negatively impact our business. Unlike larger institutions that are more geographically diversified, the Company’s profitability is primarily dependent on the economic conditions of the Southeastern portion of the State of Michigan and the Southwestern portion of the State of Florida. In addition to adverse changes in general economic conditions in the United States, unfavorable changes in economic conditions affecting the geographic region in which the Company operates, such as adverse effects of weather or changes in the automotive industry, may have a significant adverse impact on operations of the Company. More recently, we have experienced slowing economy conditions in the State of Michigan. Our loan portfolio, the ability of borrowers to repay loans and the value of the collateral securing these loans may be impacted by local economic conditions. An economic slowdown could have the following consequences:
•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of the Company may decline; and

•	Collateral (including real estate) for loans made by the Company may decline in value, in turn reducing customers’ borrowing power, and making existing loans less secure.
     In particular during the past two years our level of nonperforming assets, net loan charge-offs and loan delinquencies all increased primarily due to the above.
General Credit Risk and Nonperforming Loans
     The risk of nonpayment of loans is inherent in banking. Such nonpayment could have an adverse effect on the Company’s earnings and our overall financial condition as well as the value of our common stock. Management attempts to reduce the Company’s credit exposure by carefully monitoring the concentration of its loans within specific industries and by following written, non-discriminatory underwriting standards and loan origination procedures established by the Company’s Board of Directors and senior management. The Company’s Board of Directors reviews the lending approval procedures and authorities of the President and Chief Executive Officer, Senior Vice Presidents of Retail and Commercial Banking and various loan committees on a regular basis to ensure that the appropriate level of approvals exist. However, there can be no assurance that such monitoring and procedures will reduce such lending risks. Credit losses can cause insolvency and failure of a financial institution and, in such event, its shareholders could lose their entire investment.
     Potential Problem Loans. In addition to those loans reflected in the tables in Part II, Item 7 captioned “Quality of Assets”, we identified one loan through our problem loan identification process which exhibits a higher than normal credit risk at December 31, 2006. Loans in this category include loans with characteristics such as past due more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of the loan in this category as of December 31, 2006 was $4.3 million. There were no loans identified through our process that would be considered a problem loan at December 31, 2005. There were no other significant loans not included above or in Part II, Item 7 captioned “Quality of Assets” which were not classified as nonperforming, nonaccrual or past due at December 31, 2006 and December 31, 2005.
     Allowance for Loan Losses. The allowance for loan losses indicated on the Company’s balance sheet represents management’s estimate of probable losses based on information available as of the date of the Company’s financial statements. For information on the calculation of this amount, see the discussion in Part II, Item 7 captioned “Critical Accounting Policies”.

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
Susceptibility to Changes in Regulation
     Any changes to state and federal banking laws and regulations may negatively impact our ability to expand services and to increase the value of our business. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. Recent changes in the method of evaluating how much each member of the FDIC pays for deposit insurance may affect the Company’s earnings beginning in 2007. In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. The Gramm-Leach-Bliley Act regarding financial modernization that became effective in November, 1999 removed many of the barriers to the integration of the banking, securities and insurance industries and is likely to increase the competitive pressures upon the Company. We cannot predict what effect such Act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance. For more information on this subject, see the section under Part I, Item 1 of this Report captioned “Regulation and Supervision.”
Interest Rate Risk
     For information regarding interest rate risk, see the discussion in Part II, Item 7A captioned “Quantitative and Qualitative Disclosures about Market Risk”.
Critical Accounting Policies
     For information regarding the risks the Company faces with respect to its critical accounting policies, see the discussion in Part II, Item 7 captioned “ Critical Accounting Policies ”.
Attraction and Retention of Key Personnel
     Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in executing our strategy. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be adversely affected.
Dividend Payout Restrictions
     Dividends are subject to determination and declaration by our board of directors, which takes into account many factors including, but not limited to, applicable state and federal regulatory limitations. The Company currently pays a quarterly dividend on its common shares, but there is no assurance that we will continue to do so in the future. For more information regarding regulatory dividend payout restrictions, see the discussion in Part I, Item 1 captioned “Dividends”.

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
Technological Advances
     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have an adverse impact on our business and, in turn, our financial condition and results of operations.
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
Trading Volume Risks
     Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company currently conducts its business through its retail banking center at its main office and headquarters located in Port Huron, Michigan, in addition to 23 other full-service banking offices located in St. Clair, Sanilac, Huron, Macomb, Oakland and Lapeer Counties, Michigan and 1 loan production office (LPO) in Ft. Myers, Florida. Twenty and five of the offices are owned and leased, respectively. All full-service offices have ATM facilities and all but two full-service offices have drive-through facilities. The Company also owns a drive-up banking center and a separate office for its trust and financial services operations, which are both located near its headquarters. The Company leases two additional operational office spaces near its headquarters, which expire in September 2007 and currently operate on a month to month basis. The leases in Oakland County expire as early as December of 2013 and as late as 2014. The Company also owns and operates ATM machines at 9 other locations located in its market area. The spaces for the ATM machines are leased from independent unaffiliated third parties on a year to year basis. Management expects that the Company will purchase and/or lease additional properties to support the future growth and execute its strategic plan in the near term.
ITEM 3. LEGAL PROCEEDINGS
     Neither the Company nor any of its subsidiaries is a party to, nor is any of their property subject to or the subject of, any material pending legal proceedings other than routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “CTZN”. As of February 16, 2007, the Company had approximately 973 holders of record. The following table sets forth, for the quarters indicated, the high and low sales price information for the common stock and the dividends paid. In addition to the regulatory limitations on the payment of dividends discussed under Part I, Item 1, above, the Company is also subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

	Year Ended December 31, 2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$31.64	$28.75	$32.43	$29.70
Low	$25.04	$22.58	$26.71	$23.03
Dividends Paid	$0.09	$0.09	$0.09	$0.09

	Year Ended December 31, 2005
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$24.39	$23.08	$23.05	$25.48
Low	$20.50	$19.90	$19.50	$21.80
Dividends Paid	$0.09	$0.09	$0.09	$0.09
     On March 28, 2002, Marshall J. Campbell, our Chief Executive Officer, and the Company entered into our Executive Stock Ownership Plan Agreement, pursuant to which Mr. Campbell is entitled to receive deferred compensation units convertible into the Registrant’s common stock. Under this Agreement, as subsequently amended and restated, each vested deferred compensation unit is convertible into one share of common stock of the Company upon Mr. Campbell’s death, retirement, termination of employment with the Company, or if the Agreement is terminated by our Board of Directors on or after the date on which Mr. Campbell’s deferred compensation units become vested, which is January 31, 2012 (or earlier upon Mr. Campbell’s death, disability or certain changes of control). Pursuant to that Agreement, during the twelve month period ended December 31, 2006, the Company awarded 1,903 deferred compensation units totaling $51,000 to Mr. Campbell with regard to the twelve months ended December 31, 2006. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the Agreement are complex and the above is only a summary. The full text of the Agreement has been filed as an Exhibit to this Report and should be consulted for full information.
     The Company has entered into deferred fee agreements with certain directors of the Company, under which these directors elected to defer fees paid to them by the Company. Although a director has the right to change or revoke his or her deferral election, the revocation would be effective only for fees deferred for the period beginning with the calendar year after any such revocation. No director has revoked his or her deferral to date. Upon a director’s termination of service with the Board of Directors of the Company, each restricted stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these agreements, the Company awarded 3,648 deferred compensation restricted stock units totaling $102,400 to various members of the Board during the twelve month period ended December 31, 2006. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the agreements are complex and the above is only a summary. The full text of a representative director’s deferred fee agreement previously was filed as an Exhibit with the Securities and Exchange Commission and is listed as an Exhibit to this Report and should be consulted for full information.
     On October 1, 2002, the Company’s Board of Directors announced a plan to repurchase up to 428,701 shares, or 5%, of its outstanding common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock in the open market at prevailing prices or in privately negotiated transactions from time to time depending upon market conditions and other factors. All share repurchases transacted in the open market are executed within the scope of Rule 10b-18 under the Securities Exchange Act of 1934 which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its shares on the open market. Through December 31, 2006, the Company had repurchased 229,255 shares of its common stock pursuant to this repurchase plan at a weighted average price of $21.86 per share. Repurchased shares are held in treasury and may be used in connection with employee benefits and other general corporate purposes. No shares were repurchased during the three month period ended December 31, 2006.

PERFORMANCE GRAPH
Comparison of Five Year Cumulative Total Return Among Citizens First Bancorp, Inc., NASDAQ Composite, SNL Midwest
Thrift Index and the Russell 2000 indices:
(Assumes $100 invested on 12/31/01 and reinvestment of dividends)
Total Return Performance
     The performance graph shown above the graph above is not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

	DECEMBER 31,
	2006	2005	2004 (1)	2003	2002 (2)
SELECTED CONSOLIDATED FINANCIAL DATA:	(Dollars in thousands)
Total assets	$1,775,142	$1,654,223	$1,393,364	$1,094,260	$1,000,184
Cash and cash equivalents	24,823	47,591	27,937	33,647	40,356
Securities available for sale	62,149	87,510	93,839	79,672	100,382
Loans, net	1,582,411	1,425,036	1,192,057	929,201	819,136
Deposits	1,186,658	1,072,195	933,104	748,531	671,830
FHLB advances	348,914	346,500	232,209	172,534	173,003
Stockholders’ equity	177,314	168,570	162,894	158,187	148,155
Real estate and other assets owned	3,253	1,471	1,032	443	353
Total nonperforming assets	28,920	22,845	11,663	4,358	2,767

		YEAR			NINE MONTHS
		ENDED			ENDED
		DECEMBER 31,			DECEMBER 31,
	2006	2005	2004	2003	2002
Total interest income	$113,271	$89,089	$69,443	$60,304	$46,954
Total interest expense	58,440	38,092	25,627	23,307	20,129

Net interest income	54,831	50,997	43,816	36,997	26,825

Provision for loan losses	2,805	2,390	1,555	1,440	892

Net interest income after provision for loan losses	52,026	48,607	42,261	35,557	25,933
Noninterest income	6,010	6,378	5,425	10,429	5,763
Noninterest expense	44,430	41,673	35,257	27,410	17,670

Income before income taxes	13,606	13,312	12,429	18,576	14,026
Income taxes	4,504	4,278	4,200	6,255	4,842

Net income	$9,102	$9,034	$8,229	$12,321	$9,184

Earnings per share, basic	1.14	1.14	1.04	1.58	1.14
Dividends per share	0.36	0.36	0.36	0.34	0.24

		YEAR			NINE MONTHS
		ENDED			ENDED
		DECEMBER 31,			DECEMBER 31,
PERFORMANCE RATIOS:	2006	2005	2004	2003	2002
Average yield on interest-earning assets	6.89%	6.15%	5.64%	6.08%	6.52%
Average rate paid on interest-bearing liabilities	4.03	3.09	2.46	2.78	3.35
Average interest rate spread	2.86	3.06	3.18	3.30	3.17
Net interest margin	3.34	3.52	3.56	3.73	3.72
Ratio of interest-earning assets to interest-bearing liabilities	113.42	117.45	118.31	118.32	119.83
Net interest income after provision for loan losses to noninterest expense	117.10	116.64	119.87	129.72	146.76
Noninterest expense as a percent of average assets	2.57	2.73	2.67	2.57	2.44
Return on average assets	0.53	0.59	0.62	1.16	1.26
Return on average equity	5.30	5.44	5.13	8.06	8.25
Ratio of average equity to average assets	9.93	10.87	12.15	14.35	15.24
Dividend payout ratio	33.32	33.75	37.24	23.17	22.95

	AT OR FOR THE YEAR ENDED
	DECEMBER 31,
	2006	2005	2004	2003	2002
Leverage capital ratio	8.4%	8.4%	9.7%	11.8%	12.1%
Total risk-based capital ratio	10.6	10.6	12.8	15.8	19.5
ASSET QUALITY RATIOS:
Nonperforming loans as a percent of total loans	1.61	1.48	0.88	0.42	0.29
Nonperforming assets as a percent of total assets	1.63	1.38	0.84	0.40	0.28
Allowance for loan losses as a percent of total loans	0.90	0.94	1.12	1.24	1.33
Allowance for loan losses as a percent of nonperforming loans	55.7	63.4	126.7	297.9	459.1
Net loans charged-off to average loans	0.13	0.18	0.08	0.10	0.10
OTHER
Full service banking centers and loan production offices at end of period	25	25	20	16	15

(1)	The data for the years ended December 31, 2004 and thereafter includes the Metrobank acquisition.

(2)	Effective December 31, 2002, the Company changed its fiscal year end to December 31, rather than on March 31. As a result, the tables report the nine month period ended December 31, 2002.
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
OVERVIEW
     The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 24 full-service banking centers and 1 loan production office. The deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate loans. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one-to-four family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans.
     This was again a year of significant investment by the Company in its core infrastructure. During 2006, the Company opened one additional branch office in Sanilac County replacing its existing facility with a more modern and more customer friendly office, expanded its Shelby office in Macomb County into a full service office and opened a loan production office in Ft. Myers, Florida expanding its service footprint. Additionally, the Company successfully integrated and brought in-house its core data processing and item processing. These customer service processes, which were previously outsourced to a third-party service provider, afford the company greater flexibility and control in an area vital to the Company’s reputation and provide the ability to serve its customers in an efficient and courteous manner.
     Management and employees successfully consolidated the Metrobank brand into Citizens First during the last half of 2006. Resources were allocated to ensure a smooth transition with the impact to customers that only enhanced service, product availability and convenience.
     Citizens First Mobile Services, LLC, established in 2006, is an in-house armored car department which provides our clients with a service that allows them to make deposits, receive cash and other correspondence without leaving their place of work. Prior to 2006, this function was outsourced.

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
SECURITIES. Securities are evaluated to determine whether a decline in their value below amortized cost is other-than-temporary. Management and the Asset/Liability Committee systematically evaluate securities for other-than-temporary declines in market value on a quarterly basis. Management utilizes criteria such as the magnitude and duration of the decline, trends of the respective indices, historical rate patterns and their relation to the expected rates, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable. Once a decline in value below amortized cost is determined to be other-than-temporary, the value of the security is reduced to its fair value, forming a new cost basis for the investment, and a corresponding charge to earnings is recognized. For additional information about the securities, see Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
ALLOWANCE FOR LOAN LOSSES. The Company recognizes that losses will be experienced from originating loans and that the risk of loss will vary with, among other factors, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To reflect the perceived risk associated with the Company’s loan portfolio, the Company maintains an allowance for loan losses to absorb potential losses from loans in its loan portfolio. As losses are estimated to have occurred, management establishes a provision for loan losses, which is charged directly against earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is assured. Subsequent recoveries, if any, are credited to the allowance. In general the Company reviews the allowance for loan losses on a monthly basis and establishes a provision based on actual and estimated losses inherent in the portfolio.
     Potential Significant Impact on Financial Statements and Condition. The level of the allowance for loan losses is important to the portrayal of the Company’s financial condition and results of operations. Although management believes that it uses the best information available to establish the allowance for loan losses, the determination of what the loan allowance should be requires management to make difficult and subjective judgments about which estimates and assumptions to use, and no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company. Actual results may differ materially from these estimates and assumptions, resulting in a direct impact on the Company’s allowance for loan losses and requiring changes in the allowance. Nevertheless, management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, because the estimates and assumptions underlying the Company’s allowance for loan losses are inherently uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could have a material adverse effect on the Company’s net income, its financial condition and results of operations. For additional information about the allowance for loan losses, see Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
VALUATION OF MORTGAGE SERVICING RIGHTS. The Company routinely sells its originated residential mortgage loans to investors, mainly Freddie Mac and Fannie Mae. Although the Company sells the mortgage loans, it frequently retains the servicing rights, or the rights to collect payments and otherwise service these loans, for an administrative or servicing fee. The mortgage loans that the Company services for others are not included as assets in the Company’s consolidated balance sheet. Loans serviced for others were approximately $673.4 million and $648.9 million at December 31, 2006 and December 31, 2005, respectively.
     The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the Company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company ‘s loan servicing portfolio, such as loan terms, interest rates and recent prepayment experience, as well as current market interest rate levels, market forecasts and other economic conditions. Based upon the independent third party’s valuation of the Company ‘s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.
     The balances of the Company ‘s capitalized mortgage servicing rights, net of valuation allowance, included in the Company’s other assets at December 31, 2006 and December 31, 2005 were $4.3 million and $4.1 million, respectively. The fair values of the Company’s mortgage servicing rights were determined using annual constant prepayment speeds of 10.98% and 7.87%, respectively, and discount rates of 8.50% at December 31, 2006 and December 31, 2005. (Constant prepayment speeds are a statistical measure of the historical or expected prepayment of principal on a mortgage.) Different estimates of the prepayment speeds and discount rates or different assumptions could have a material impact on the value of the mortgage servicing rights and, therefore, on the Company’s valuation allowance. For further discussion of the Company’s valuation allowance and valuation of mortgage servicing rights, including a table setting forth the valuation allowances established by management with regard to the Company ‘s mortgage servicing rights for the previous three periods, see Note 6 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
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
     The annual test of goodwill impairment is performed during the fourth quarter of each fiscal year by comparing the fair value of the Company to the book value of the Company. If the book value is in excess of the fair value, impairment is indicated and the goodwill must be written down to its fair value. For a further discussion of the Company’s goodwill and intangibles, please refer to Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND 2005
TOTAL ASSETS. Total assets increased $120.9 million, or 7.3%, to $1.775 billion at December 31, 2006 from $1.654 billion at December 31, 2005, primarily due to:
•	a $157.4 million, or 11.0%, increase in loans, which is explained in more detail below,

•	a $7.0 million, or 19.4%, increase in premises and equipment due to the purchase of land for future branch expansion in the Company’s market area, the remodeling of the Company’s main office and additional capital improvements as a result of remodeling of other branches, the construction of 2 additional banking centers to take the place of an existing loan center and our existing full service branch in Sanilac County and

•	a $1.7 million, or 9.4%, increase in Federal Home Loan Bank (FHLB) stock, due to increased borrowings from the FHLB which, in turn, required an increased investment in FHLB stock.
     The increases in assets at December 31, 2006, as compared to assets at December 31, 2005, described above were partially offset by a decrease in securities available for sale of approximately $25.4 million, or 29.0%, due to maturities of investments and using the cash flow of these maturities to pay off short term borrowings.

     The Company’s net loans to assets ratio at December 31, 2006 was 89.1% compared to 86.1% at December 31, 2005, as a result of the $157.4 million increase in net loans. The increase in loans was a result of the Company’s operating strategy of controlled balance sheet growth and consisted primarily of:
•	a $85.4 million, or 20.0%, increase in one-to four-family loans to $513.1 million and

•	a $45.5 million, or 55.2%, increase in construction loans to $127.8 million.
     The increase in one-to four-family and construction loans was primarily due to the development of new business relationships in Macomb and Oakland county markets where we have concentrated our growth efforts and growth of existing clients. We expect the activity in these types of loans to remain flat or increase slightly during 2007 as a result of the current rate environment and the general economic conditions in the State of Michigan.
TOTAL LIABILITIES. Total liabilities increased $112.2 million, or 7.6%, from $1.486 billion at December 31, 2005 to $1.598 billion at December 31, 2006. The increase was primarily due to the following:
•	a $114.5 million, or 10.7%, increase in deposits from $1.1 billion at December 31, 2005 to $1.2 billion at December 31, 2006 and

•	partially offset by a net decrease of $2.5 million, or 0.6%, in total net borrowings.
     The overall increase in deposits was primarily invested in loans. The increase in deposits was a result of the Company’s greater emphasis on building additional relationships with new and existing customers which had a positive impact on market share in four of the seven counties we serve. While our deposits have grown during 2006, we expect continued intense competition for deposit share in our Macomb and Oakland county markets. As part of our strategic plan, we believe we have a tremendous amount of opportunity to increase the number of products per household.
     The $114.5 million increase in deposits at December 31, 2006 compared to December 31, 2005 was primarily due to the following:
•	a $16.2 million, or 16.3%, increase in savings accounts and

•	a $135.6 million, or 27.2%, increase in certificates of deposit
     The increases in the certificates of deposit accounts were primarily due to lower overall rates in short-term accounts. The growth in savings accounts was partially due to growth in business deposit accounts as part of our ongoing effort to attract and retain deposit relationships with businesses throughout our market areas.
     The increase in deposits at December 31, 2006, as compared to at December 31, 2005, was partially offset by a decrease in non-interest bearing checking accounts of $16.4 million, or 14.6%, primarily due to customers transferring deposits to higher earning certificates of deposits.
QUALITY OF ASSETS. The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans that are 90 days or more past due are reviewed by the Senior Vice President of Commercial Banking, the loan officer and the special asset team to determine whether they will be classified as nonperforming. These officers review various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan once the loan becomes current.

The following table provides information at the dates indicated regarding nonperforming loans in the Company’s loan portfolio and real estate and other assets owned (in thousands):

	At December 31,
	2006	2005 (2)	2004 (1)	2003	2002
Nonperforming loans:
Real estate	$13,400	$8,467	$5,745	$3,268	$1,876
Commercial	10,974	12,094	3,343	195	356
Consumer	1,293	813	1,543	452	182

Total	25,667	21,374	10,631	3,915	2,414
Real estate and other assets owned	3,253	1,471	1,032	443	353

Total nonperforming assets	$28,920	$22,845	$11,663	$4,358	$2,767

Total nonperforming loans as a percentage of total loans	1.61%	1.48%	0.88%	0.42%	0.29%
Total nonperforming loans as a percentage of total assets	1.45%	1.29%	0.76%	0.36%	0.24%

(1)	The increase at December 31, 2004 from 2003 reflects the change in policy for nonperforming loans to be classified as performing as discussed in our Form 10-K filing for the fiscal year ended December 31, 2004.

(2)	The increase at December 31, 2005 in the Commercial Loan Portfolio reflects certain commercial loan relationships that were previously classified as “watch” credits by management at December 31, 2004. These loan relationships have either deteriorated or have been placed under forbearance agreements by management. The Company believes that the collateral attached to these relationships is adequate or that specific reserves have been allocated to cover any potential impairment.
     The following table sets forth loans 90 days past due and accruing interest (in thousands):

	At December 31,
	2006	2005	2004	2003	2002
Real estate loans:
One- to four-family	—	—	$265	$2,506	$1,575
Commercial and multi-family	—	—	728	149	—
Residential construction	—	—	—	762	301
Home equity and lines of credit	—	—	—	84	116
Commercial loans	$1,473	$1,455	2,948	86	356
Consumer loans	27	4	—	328	66

Total	$1,500	$1,459	$3,941	$3,915	$2,414

Accruing loans 90 days past due to total loans	0.09%	0.10%	0.33%	0.42%	0.29%

     Interest income that would have been recorded for the year ended December 31, 2006, had nonperforming loans performed according to their original terms amounted to approximately $2,830,000. Interest income related to these loans included in interest income for the year ended December 31, 2006, was approximately $1,025,000.
     Nonperforming loans were 1.61% of total loans at December 31, 2006, compared to 1.48% at December 31, 2005. Nonperforming loans increased $4.3 million, or 20.1%, to $25.7 million at December 31, 2006 from $21.4 million at December 31, 2005. The increases in the real estate, consumer and nonperforming assets categories at December 31, 2006 are primarily due to an overall weakening of economic conditions experienced in the State of Michigan. The Company believes that it has adequate collateral, along with procedures to mitigate the risk of a declining market. Based on managements analysis of its nonperforming loan portfolio, there are no large loan relationships with any one borrower that would lead management to assess nonperforming loans differently. See the LOANS section of Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report for more information.

     Nonperforming assets, which includes nonperforming loans and real estate and other assets owned by the Company after foreclosure, increased $6.1 million, or 26.6%, to $28.9 million, or 1.6%, of total assets, at December 31, 2006, as compared to $22.9 million, or 1.38%, of total assets at December 31, 2005. This increase in nonperforming assets was due to the increase in nonperforming loans as described above along with an increase of $1.8 million in real estate and other assets owned. The allowance for loan losses increased to $14.3 million at December 31, 2006, or 0.90%, of total loans and 55.7% of nonperforming loans at December 31, 2006, as compared to $13.5 million, or 0.94% of total loans and 63.4% of nonperforming loans at December 31, 2005. The downward trend in the allowance for loan losses to total loans and the allowance for loan losses to nonpeforming loans is a result of strong loan growth and an increase in nonperforming loans, respectively, relative to increase in the allowance for loan losses. Net charge-offs decreased from $2.3 million to $2 million for the years ended December 31, 2005 and December 31, 2006, respectively. These assets are regularly monitored, have been under the management of our experienced special asset team and workout plans are in place to mitigate any potential losses.
     The Company’s allowance for loan losses is a critical accounting policy that involves estimates and assumptions about matters that are highly uncertain. Use of a different amount or assumptions for the allowance could have a material impact on the Company’s financial statements. For more information on how the amount of this allowance is determined, please see the caption “Critical Accounting Policies” in this section.
     The following table presents an analysis of the Company’s allowance for loan losses (in thousands):

	Year Ended				Nine Months
	December 31,				Ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses, beginning of period	$13,546	$13,472	$11,664	$11,082	$11,020
Acquired in acquisition	—	—	1,135	—	—
Charged-off loans:
Real estate	(187)	(367)	(132)	(15)	(56)
Commercial	(687)	(369)	(270)	(325)	(548)
Consumer	(1,478)	(1,873)	(1,057)	(755)	(498)

Total charged-off loans	(2,352)	(2,609)	(1,459)	(1,095)	(1,102)
Recoveries on loans previously charged-off:
Real estate	32	20	138	—	1
Commercial	4	—	167	83	29
Consumer	269	273	272	154	242

Total recoveries	305	293	577	237	272
Net loans charged-off	(2,047)	(2,316)	(882)	(858)	(830)
Provision for loan losses	2,805	2,390	1,555	1,440	892

Allowance for loan losses, end of period	$14,304	$13,546	$13,472	$11,664	$11,082

Net loans charged-off to average interest-earning loans	0.13%	0.18%	0.08%	0.10%	0.10%
Allowance for loan losses to total loans	0.90%	0.94%	1.12%	1.24%	1.33%
Allowance for loan losses to nonperforming loans	56%	63%	127%	298%	459%
Net loans charged-off to allowance for loan losses	14.31%	17.10%	6.55%	7.36%	7.49%
Recoveries to charged-off loans	12.97%	11.23%	39.55%	21.64%	24.68%
     The following table presents the approximate allocation of the allowance for loan losses (in thousands) by loan category at the dates indicated. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	At December 31,
	2006			2005			2004
		% of			% of			% of
		Allowance			Allowance			Allowance
		in each			in each			in each
		Category	Percent		Category	Percent		Category	Percent
		to Total	of Total		to Total	of Total		to Total	of Total
	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans
Real estate	$6,697	0.42%	75.76%	$5,952	0.41%	73.60%	$6,270	0.52%	74.08%
Commercial	2,955	0.19%	17.53%	2,855	0.20%	18.85%	2,983	0.25%	18.41%
Consumer	4,396	0.28%	6.71%	4,536	0.32%	7.54%	3,689	0.31%	7.51%
Unallocated	256	0.02%	0.00%	203	0.01%	0.00%	530	0.04%	0.00%

Total allowance for loan losses	$14,304	0.90%	100.00%	$13,546	0.94%	100.00%	$13,472	1.12%	100.00%

	At December 31,
	2003			2002
		% of			% of
		Allowance			Allowance
		in each			in each
		Category	Percent		Category	Percent
		to Total	of Total		to Total	of Total
	Amount	Loans	Loans	Amount	Loans	Loans
Real estate	$5,493	0.58%	78.25%	$5,286	0.64%	82.82%
Commercial	1,922	0.20%	13.54%	1,020	0.12%	8.29%
Consumer	3,527	0.37%	8.21%	4,205	0.51%	8.89%
Unallocated	722	0.08%	0.00%	571	0.07%	0.00%

Total allowance for loan losses	$11,664	1.24%	100.00%	$11,082	1.33%	100.00%

STOCKHOLDERS’ EQUITY. Stockholders’ equity increased $8.7 million from $168.6 million at December 31, 2005 to $177.3 million at December 31, 2006, as a result of net income of $9.1 million, a $698,000 increase in unearned compensation for ESOP and a $472,000 increase in deferred compensation which represents deferred fees owed to members of the Board of Directors and a $476,000, or 53.0%, increase in accumulated other comprehensive loss from the net unrealized gains or losses on securities.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST
     The following table presents certain information for the years indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the years presented. Average balances were derived from monthly balances (in thousands).

	Year Ended December 31,
	2006			2005			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans (1)	$1,542,079	$108,833	7.06%	$1,317,897	$83,895	6.37%	$1,115,618	$65,457	5.87%
Certificates of Deposits	20	2	5.00	—	—	—	—	—	—
Investment securities (2)	79,644	3,420	4.29	93,144	4,287	4.60	97,104	3,402	3.50
FHLB Stock	19,241	892	4.64	16,640	662	3.98	11,325	488	4.31
Federal funds sold	1,952	91	4.66	1,727	60	3.47	3,718	41	1.10
Interest earning deposits	1,025	33	3.22	18,125	185	1.02	4,400	55	1.25

Total interest earning assets	1,643,961	113,271	6.89	1,447,533	89,089	6.15	1,232,165	69,443	5.64

Noninterest earning assets	87,805			79,282			88,034

Total assets	$1,731,766			$1,526,815			$1,320,199

INTEREST BEARING LIABILITIES:

Deposits:
Savings	$111,027	$1,708	1.54%	$96,198	$597	0.62%	$99,781	$574	0.58%
NOW	88,101	604	0.69	94,693	896	0.95	119,940	747	0.62
Money market	276,536	10,352	3.74	272,053	6,503	2.39	265,342	3,787	1.43
Certificates of deposit	570,012	25,900	4.54	435,578	15,186	3.49	322,602	9,776	3.03

Total interest bearing deposits	1,045,676	38,564	3.69	898,522	23,182	2.58	807,665	14,884	1.84
Short-term borrowings	64,404	3,447	5.35	49,474	2,007	4.06	30,663	724	2.36
FHLB advances	339,320	16,429	4.84	284,449	12,903	4.54	203,122	10,019	4.93

Total interest bearing liabilities	1,449,400	58,440	4.03	1,232,445	38,092	3.09	1,041,450	25,627	2.46

Noninterest bearing deposits	95,121			116,835			100,154
Other noninterest bearing liabilities	15,353			11,536			18,225

Total liabilities	1,559,874			1,360,816			1,159,829
Equity	171,892			165,999			160,370

Total liabilities and equity	$1,731,766			$1,526,815			$1,320,199

Net interest-earning assets	$194,561			$215,088			$190,715

Net interest income		$54,831			$50,997			$43,816

Interest rate spread (3)			2.86%			3.06%			3.18%
Net interest margin as a percentage of interest-earning assets (4)			3.34%			3.52%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities			113.42%			117.45%			118.31%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS
     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by current year volume); and (iii) the net change (the sum of the prior columns). The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume. (in thousands)

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Compared to			Compared to
	Year Ended December 31, 2005			Year Ended December 31, 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNING ASSETS:
Loans	$14,280	$10,658	$24,938	$11,874	$6,564	$18,438
Certificates of Deposits	2	—	2	—	—	—
Investment securities	(621)	(246)	(867)	(139)	1,024	885
FHLB stock	103	127	230	229	(55)	174
Federal funds sold	8	23	31	(22)	41	19
Interest earning deposits	(175)	23	(152)	172	(42)	130

Total interest earning assets	13,598	10,584	24,182	12,114	7,532	19,646

INTEREST BEARING LIABILITIES:
Deposits:
Savings	$92	$1,019	$1,111	$(21)	$44	$23
NOW	(62)	(230)	(292)	(157)	306	149
Money market	107	3,742	3,849	96	2,620	2,716
Certificates of deposit	4,687	6,027	10,714	3,424	1,986	5,410

Total interest bearing deposits	4,824	10,558	15,382	3,341	4,957	8,298
Short-term borrowings	606	834	1,440	444	839	1,283
FHLB advances	2,489	1,037	3,526	4,011	(1,127)	2,884

Total interest bearing liabilities	7,918	12,430	20,348	7,797	4,668	12,465

Increase (decrease) in net interest income	$5,679	$(1,845)	$3,834	$4,317	$2,864	$7,181

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED 2006 AND 2005
NET INCOME. The increase in net income for 2006 was primarily due to a $3.4 million, or 7.0%,increase in net interest income, after provision for loan losses. The increase in net income was offset by an increase of $2.8 million, or 6.6%, increase in noninterest expenses, which was primarily due to a $3.5 million, or 18.2%, increase in compensation and employee benefits. These increases and decreases are explained in more detail below.
NET INTEREST INCOME. Net interest income, before provision for loan loss, increased by $3.8 million to $54.8 million for the year ended December 31, 2006, from $51.0 million for the year ended December 31, 2005. The increase was primarily due to 4 prime rate increases, or 100 basis points, between December 31, 2005 and December 31, 2006. As such, total interest income increased $24.2 million, or 27.1%, to $113.3 million for the year ended December 31, 2006, from $89.1 million for the year ended December 31, 2005. The current rising interest rate environment generated higher yields in both loans and investments. However our growth in loans, primarily mortgage loans, contributed to the rise in interest income.
     The increase in interest income was offset by a $20.4 million, or 53.4%, increase in interest expense, primarily due to our increased offering rates on interest bearing deposit accounts. Similarly to 2005, our loan growth surpassed our growth in deposits during 2006 and therefore, as anticipated, our borrowings increased to fund this loan growth. We expect this trend to continue throughout 2007 based on our expectations of growth and the competitive markets in which the Company operates or anticipates to operate. Interest expense on deposits increased $15.4 million, or 66.4%, from $23.2 million to $38.6 million for the years ended December 31, 2005 and December 31, 2006, respectively. A majority of this increase was in savings deposits and certificate of deposit accounts, as previously discussed above.
     As we continue to move into new markets to expand our market share, we expect interest expense on deposits to increase during 2007, as experienced during the year ended December 31, 2006. The Company is entering highly competitive markets, however, based on management’s analysis, we believe that these markets provide greater and more lucrative opportunities within which to execute our strategic plan. We believe the Macomb, Lapeer and Oakland County markets are experiencing positive economic growth based on census data. Our net interest margin fell by 18 basis points from 3.52% to 3.34% from December 31, 2005 to December 31, 2006, respectively, primarily due to the increase in the yield paid for interest bearing liabilities outpacing the increase in yield earned for interest earning assets.
PROVISION FOR LOAN LOSSES. The provision for loan losses increased $415,000, or 17.4%, from $2.4 million for the year ended December 31, 2005 to $2.8 million for the year ended December 31, 2006. The increased provision for loan losses is a result of our analysis of the allowance for loan losses, loan growth and the increase in nonperforming loans during 2006. Despite the increased provision, the loan loss allowance as a percentage of total loans decreased from 0.94% at December 31, 2005 to 0.90% at December 31, 2006. See the QUALITY OF ASSETS section above for additional discussion relating to the provision for loan losses. Management expects, based on our strategic plan, that the provision for loan losses during 2007 will increase by approximately, if not more than, the increase experienced during 2006.
NONINTEREST INCOME. As discussed in previous SEC quarterly and annual reports, the Company’s noninterest income is an area that continues to be on the forefront of management discussion and efforts to improve are constantly reviewed. This is an area that, compared to our peers, provides a tremendous opportunity for growth. However, it is recognized by management that exemplary execution is vital to our success. More recently, management has completed an analysis of our noninterest income sources and expects to implement the results thereof during the first quarter of 2007.
     Service charges and other fees remained relatively flat, however, mortgage banking activities decreased by 673,000, or 23.9%, from $2.8 million to $2.1 million during the years ended December 31, 2005 and December 31, 2006, respectively, primarily due to a recognition of approximately $936,000 of gains related to a $62 million loan sale during 2005. The increase in mortgage banking activities without the $62 million loan sale in 2005 was $263,000, or 14.0%, for the twelve months ended December 31, 2006. Trust fee income increased by $73,000, or 5.9%, from $1.2 million to $1.3 million for the years ended December 31, 2005 and December 31, 2006, respectively.
NONINTEREST EXPENSE. Noninterest expense increased $2.8 million, or 6.6%, to $44.4 million for the year ended December 31, 2006, from $41.7 million for the year ended December 31, 2005. The increase in noninterest expense was primarily due to an increase of $3.5 million, or 18.2%, in compensation, payroll taxes and employee benefit expenses, due primarily to 36 full and part time employees added during 2006 to increase the level of customer service and to accommodate the expansion of our branch and loan production office network. Given the rise in health care costs, growth expected to be achieved in the future, and the costs of securing experienced personnel, we expect these expenses to continue to increase in the future. We have invested significantly in experienced personnel to generate various efficiencies and to obtain the overall growth that we experienced in 2006. We expect these investments in personnel to continue to add value to our business model.
     In addition to the increase in compensation, payroll taxes and employee benefit expenses, office occupancy and equipment increased $1.4 million, or 21.9%, to $8.0 million for the year ended December 31, 2006 from $6.6 million for the year ended December 31, 2005 primarily due to a loan production office which was converted to a full service branch and a new loan production office in Florida, as rent expense increased 16.6% during 2006. The Company also renovated the retail branch located in the main office to enhance its aesthetic appearance and service environment. Increases in noninterest expense are expected to increase slightly over the next year, primarily due to increases in the costs of health care benefits for our employees.
INCOME TAXES. Federal income taxes for the year ended December 31, 2006 were $4.5 million, an increase of $226,000, or 5.3%, from $4.3 million for the year ended December 31, 2005. The effective tax rates for 2006 and 2005 were 33.1% and 32.1%, respectively. Included in federal income taxes at December, 31, 2005 was a reserve for the realization of the Company’s contribution carryforward for tax purposes, which expired in fiscal 2006. As noted in 2005, management determined, based on projected taxable income levels through 2006, that the entire amount of the contribution carryforward would not be utilized.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED 2005 AND 2004
NET INCOME. The increase in net income for 2005 was primarily due to a $6.4 million, or 15.0%,increase in net interest income, after provision for loan losses and a $953,000, or 17.6%, increase in noninterest income. The increase in net income was offset by an increase of $6.4 million, or 18.2%, increase in noninterest expenses, which was primarily due to a $3.2 million, or 19.9%, increase in compensation and employee benefits. These increases and decreases are explained in more detail below.
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
NONINTEREST INCOME. Service charges and other fees remained relatively flat, however, mortgage banking activities increased $1.4 million, or 101.1%, from $1.4 million to $2.8 million during the years ended December 31, 2004 and December 31, 2005, respectively. Included in this increase was the sale of approximately $62 million of mortgage loans which resulted in a gain before taxes of approximately $936,000. Trust fee income increased by $438,000, or 54.7%, from $801,000 to $1.2 million for the years ended December 31, 2004 and December 31, 2005, respectively.
     The increase in noninterest income was offset by reduced gains on sale of securities compared to 2004 as the Company sold only one security at par during the first quarter of 2005.
NONINTEREST EXPENSE. Noninterest expense increased $6.4 million, or 18.2%, to $41.7 million for the year ended December 31, 2005, from $35.3 million for the year ended December 31, 2004. The increase in noninterest expense was primarily due to an increase of $3.2 million, or 19.9%, in compensation, payroll taxes and employee benefit expenses, due primarily to 41 full and part time employees added during 2005 to significantly increase the level of customer service and to accommodate the expansion of our branch and loan production office network. Given the rise in health care costs, growth expected to be achieved in the future, and the costs of securing experienced personnel, we expect these expenses to continue to increase in the future. We have invested significantly in experienced personnel to generate various efficiencies and to obtain our overall growth that we experienced in 2005.
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
INCOME TAXES. Federal income taxes for the year ended December 31, 2005 were $4.3 million, an increase of $78,000, or 1.9%, from $4.2 million for the year ended December 31, 2004. The effective tax rates for 2005 and 2004 were 32.1% and 33.8%, respectively. The contribution carryforward period expired in 2006 and the Company recorded an adjustment of $300,000 to revise its prior estimate of the amount of carryforward that would not be utilized in fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
GENERAL. Liquidity is the Company’s ability to meet its current and future needs for cash. The Company further defines liquidity as the ability to have funds available, without incurring excessive cost, to respond to the needs of depositors and borrowers and to satisfy its financial commitments, as well as continued flexibility to take advantage of investment opportunities. Many factors affect a Company’s ability to meet its liquidity needs, including variation in the markets served, the Company’s asset/liability mix, its reputation and credit standing in the market and general economic conditions. Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning assets and costs of interest-bearing liabilities, and (4) the objectives of its asset/liability management program, which are to balance and control the risks and financial position of the Company. Excess liquid assets are invested generally in interest-earning overnight deposits and short-and intermediate-term U. S. Government and agency obligations. The Company’s investment portfolio is evaluated on a monthly basis at its Asset/Liability Management Committee (ALCO) meetings. Based on the following, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
USES OF FUNDS. The primary investing activities of the Company are the origination of loans to be held for investment, the purchase and sale of securities and capital expenditures. Investment security purchases during the year ended December 31, 2006 subsided as the Company invested the cash flow from operations into the loan portfolio which are generally higher yielding assets. Purchase of premises and equipment increased during 2006 as the Company continues to execute our growth strategy into new markets and continued renovation of our branches and main office. The Company primarily uses its funds for the following:
•	To originate mortgages and other new loans,

•	To fund withdrawals of deposits and to pay interest on deposits,

•	To fund takedowns on loan commitments and letters of credit,

•	To invest in securities, including FHLB stock,

•	To pay principal and interest on its borrowings,

•	To fund any capital expenditures which, for the upcoming fiscal year, are expected to include renovation of the interiors of the certain branch offices and enhancements to out information technology systems,

•	To fund any acquisitions if the opportunity arises,

•	To pay dividends to its shareholders and

•	To fund repurchases of the Company’s stock pursuant to common stock repurchase plans approved by the Company’s Board of Directors.
     At December 31, 2006, the Company had outstanding unfunded commitments to originate loans or to refinance existing loans of $352.1 million, $96.6 million of which had fixed interest rates. These loans are generally to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through cash and cash equivalents, sales of loans, sales and maturities of securities and borrowings. In addition, certificates of deposit that are scheduled to mature in one year or less from December 31, 2006 total $483.2 million. To the extent that the Company needs to fund maturing certificates of deposit, they will also be funded through cash and cash equivalents, increased deposits, sales of loans and sales and maturities of securities, FHLB borrowings and brokered deposits. Based on past experience, however, management believes that a significant portion of these certificates of deposit will remain with the Company. The following table indicates the Company’s aggregate contractual obligations and commitments (in thousands) as of December 31, 2006.

	Payments Due by Period
	Less than	1 to 3	4 to 5	After 5
Contractual Obligations	1 Year	Years	Years	Years	Total
Deposits without a stated maturity (1)	$553,031	—	—	—	$553,031
Time deposits (2)	489,379	$81,462	$71,474	$17,089	659,404
FHLB advances (3)	43,956	271,325	37,932	38,277	391,490
Short-term borrowings	51,095	—	—	—	51,095
ESOP loan	551	1,245	1,466	4,900	8,162
Purchase obligations (4)	809	—	—	—	809
Noncancelable leases	1,061	2,106	1,557	1,613	6,337

Total	$1,139,882	$356,138	$112,429	$61,879	$1,670,328

	Expiration by Period
	Less than	1 to 3	4 to 5	After 5
Other Commitments	1 Year	Years	Years	Years	Total
Letters of credit	$8,620	$209	$—	$—	$8,829
Commitments to extend credit	343,286	—	—	—	343,286

Total	$351,906	$209	$—	$—	$352,115

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable-rate obligations. Interest was calculated using a weighted average yield based on the type of time deposit at December 31, 2006. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could have a material impact on the contractual amounts to be paid.

(3)	Includes interest on both fixed and variable-rate FHLB advances. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2006. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could have a material impact on the contractual amounts to be paid.

(4)	Purchase obligations include capital expenditures for renovations of the interiors of branch offices and estimated costs for upgrades to our information technology systems expected to occur during 2007 as we continue to enhance our network to accommodate expansion and growth.
     In addition to the financial commitments discussed above, the Company also currently pays, and intends to continue paying, regular quarterly dividends out of its net earnings. However, any determination regarding the timing and amount of future dividends, if any, is at the discretion of the Company’s board and depends upon the Company’s results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board of Directors may deem relevant. At this time, the Company does not believe that the continued payment of its regular quarterly dividend will negatively impact the Company’s liquidity in any material respect. For information regarding certain regulatory restrictions on the payment of dividends, see Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
     The Company also has implemented a share repurchase program, the operation of which is not expected to have any significant impact on the Company’s liquidity. For more information on the Company’s stock repurchase programs, see Note 15 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
     SOURCES OF FUNDS. The Company’s primary sources of funds consist of deposits, loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities and borrowings from the FHLB or correspondent banks, cash on hand and cash on deposit. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, and mortgage loan originations and sales are greatly influenced by general interest rates, economic conditions and competition. The Company’s most liquid assets are cash and due from depository institutions as well as securities maturing in one year or less. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and deposits in other depository institutions totaled $24.8 million and securities available for sale totaled $62.2 million.

Loan and Investment Maturities. The following table presents the dollar amount of loans (in thousands) maturing in the Company’s portfolio based on contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans lacking a stated schedule of repayments or stated maturity and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan fees or the allowance for loan losses.

	At December 31, 2006
		Commercial
	One- to	and		Home Equity
	Four-Family	Multi-Family	Residential	and Lines			Total
	Real estate	Real estate	Construction	of Credit	Commercial	Consumer	Loans
Amounts due in:
One year or less	$1,907	$106,217	$62,307	$4,898	$137,634	$2,462	$315,425
One year to five years	8,943	232,379	8,635	75,168	124,318	35,207	484,650
More than five years	502,289	93,413	56,835	57,046	18,053	69,586	797,222

Total amount due	$513,139	$432,009	$127,777	$137,112	$280,005	$107,255	$1,597,297

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
     The Company also originates fixed-rate mortgage loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of these sales provide the Company with funds for both additional lending and liquidity to meet its current obligations. The Company sold $115.7 million and $175.1 million of fixed-rate mortgage loans during the periods ended December 31, 2006 and 2005, respectively. The following table sets forth the dollar amount of loans contractually due after December 31, 2006, and whether such loans have fixed interest rates or adjustable interest rates (in thousands):

	Due After December 31, 2006
	Fixed	Adjustable	Total
Real estate loans:
One- to four-family	$100,780	$412,359	$513,139
Commercial and multi-family	323,774	108,235	432,009
Residential construction	68,968	58,809	127,777
Home equity and lines of credit	76,141	60,971	137,112

Total real estate loans	569,663	640,374	1,210,037
Commercial loans	149,319	130,686	280,005
Consumer loans	107,155	100	107,255

Total loans	$826,137	$771,160	$1,597,297

     The following table sets forth the maturities and weighted average yields of the Company’s securities at December 31, 2006 (in thousands):

	At December 31, 2006
	Due within		Due in One Year		Due in Five Years
	One Year		to Five Years		to Ten Years
		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,982	4.21%	$10,010	4.69%	$1,139	4.77%
Obligations of state and political subdivisions	2,116	3.81%	20,469	4.09%	7,456	4.11%
Corporate debt securities	3,948	6.76%	—	—	—	—

Total debt securities	13,046	4.92%	30,479	4.29%	8,595	4.20%

Mortgage-backed securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total securities available for sale at fair value	$13,046	4.92%	$30,479	4.29%	$8,595	4.20%

[Continued from above table, first column(s) repeated]

	At December 31, 2006
	Due in		Mortgage-backed
	More than Ten Years		and Equity	Total
		Weighted			Weighted
	Fair	Average	Fair	Fair	Average
	Value	Yield	Value	Value	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	—	—	—	$18,129	4.54%
Obligations of state and political subdivisions	$1,983	4.61%	—	32,026	4.15%
Corporate debt securities	—	—	—	3,948	6.76%

Total debt securities	1,983	4.61%	—	54,103	4.64%

Mortgage-backed securities	—	—	$3,271	3,271	6.61%
Equity securities	—	—	4,775	4,775	—

Total securities available for sale at fair value	$1,983	4.61%	$8,046	$62,149	4.39%

Weighted average yield data for municipal securities is not presented on a tax equivalent basis.

     Based on recommendations from ALCO, the Company did not sell investments during 2006 due to the interest rate environment. As such, no gains or losses were recognized for the year ended December 31, 2006.
Deposit and Financing Activities. Financing activities consist primarily of activity in deposit accounts, FHLB advances and other borrowings, payment of dividends to the Company’s shareholders and repurchase of the Company’s stock pursuant to various common stock repurchase programs approved by the Company’s Board of Directors. Deposits are the major external source of funds for the Company’s lending and other investment activities. The Company experienced a net increase in total deposits of $114.5 million for the year ended December 31, 2006 compared to a net increase in total deposits of $139.1 million for the year ended December 31, 2005. Deposit flows are affected by market interest rates, the interest rates and products offered by the Company and its competitors and other factors. The Company generally manages the pricing of its deposits to be competitive with other local banks and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.
     The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2006 (in thousands):

Three months or less	$141,187
Over 3 through 6 months	61,077
Over 6 through 12 months	44,432
Over 12 months	94,738

Total	$341,434

     The Company may use overnight federal funds purchased from member correspondent banks, brokered deposits and borrowings from the Federal Home Loan Bank of Indianapolis (FHLB) to compensate for any reductions in the availability of funds from other sources and to supplement its supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances are collateralized by mortgage loans and investment securities under a blanket collateral agreement. The Company has the ability to borrow a total of approximately $598.8 million, $144.1 million from its correspondent banks and $454.7 million from the FHLB, of which $51.1 million and $348.9 million were outstanding at December 31, 2006, respectively. Included in the total amount of available borrowings from its correspondent banks is a bank line-of-credit in the amount of $25.0 million, of which $0 was outstanding at December 31, 2006. Under the terms of the line-of-credit agreement, the Company is required to be categorized as “well capitalized” under regulatory guidelines. If the Company falls below this category, the line-of-credit would be terminated and become immediately due. The line is collateralized by the common stock of the Bank and expires on January 9, 2008. For additional information about borrowings, see Note 8 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

     The following table presents certain information regarding the Company’s FHLB advances at or for the periods ended on the dates indicated (in thousands):

	Year ended
	December 31,
	2006	2005	2004
FHLB advances
Average balance outstanding	$339,320	$284,449	$203,122
Maximum amount outstanding at any month-end during the period	358,299	346,500	232,209
Balance outstanding at end of period	348,914	346,500	232,209
Weighted average interest rate during the period	4.84%	4.54%	4.93%
Weighted average interest rate at end of period	4.82%	4.50%	4.53%

Federal Funds Purchased
Average balance outstanding	$63,439	$39,574	$20,985
Maximum amount outstanding at any month-end during the period	107,531	73,955	45,527
Balance outstanding at end of period	51,095	52,013	45,527
Weighted average interest rate during the period	5.43%	3.61%	1.48%
Weighted average interest rate at end of period	5.04%	4.32%	2.50%
For more information regarding FHLB advances, please see Note 8 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
REGULATORY CAPITAL REQUIREMENTS. The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, the Company exceeded all of its regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines. See Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
NEW ACCOUNTING STANDARDS. There were several new accounting standards which were issued or became effective in 2006, in addition to some which have later effective dates. Those that are applicable to the Company are discussed in Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
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
     The Company has an Asset/Liability Management Committee that is responsible for accomplishing the principal objectives of interest rate risk management. The Committee regularly reviews the Company’s guidelines and strategies affecting the Company’s asset/liability management related activities to determine if they are adequate based on estimated market risk sensitivity, policy limits set by the Company’s Board and overall market interest rate levels and trends. The Committee is composed of members of management and the Company’s Board of Directors and regularly meets to review the Company’s asset/liability mix. It also reports trends, interest rate risk position and results of current interest rate risk management strategies and recommends any changes to strategies to the Board of Directors quarterly. In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and the sale of longer-term, fixed-rate loans; (2) emphasizing shorter term consumer loans; (3) maintaining a high quality portfolio of short-to intermediate-term securities and (4) using FHLB advances and other borrowings to better structure the maturities of its interest rate sensitive liabilities.
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

     The table below sets forth, as of December 31, 2006, estimated net interest income and the estimated changes in the Company’s net interest income for the next twelve month period that could occur as a result of instantaneous changes in market interest rates of 100 and 200 basis points:

	Estimated Change in Annual Net Interest Income
Increase/(Decrease) in Market Interest	At December 31, 2006 (Dollars in thousands)
Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change
200	$60,522	$(376)	-(0.62)%
100	60,768	(130)	(0.21)
Static	60,898	—	—
-100	60,626	(272)	(0.45)
-200	59,387	(1,511)	(2.48)
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
     Forward sales contracts as of December 31, 2006 have settlement dates of less than 30 days. The weighted average settlement interest rate for these contracts was 6.1%.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Citizens First Bancorp, Inc.
Port Huron, Michigan
We have audited the accompanying consolidated balance sheets of Citizens First Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens First Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

Grand Rapids, Michigan
March 15, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Citizens First Bancorp, Inc.
Port Huron, Michigan
We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Citizens First Bancorp, Inc. (Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

Grand Rapids, Michigan
March 15, 2007

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	December 31,
	2006	2005
ASSETS

Cash and due from depository institutions	$24,722	$38,217
Federal funds sold	—	2,029
Interest-bearing deposits in other depository institutions	101	7,345

Total cash and cash equivalents	24,823	47,591

Certificates of Deposit	320	—
Securities available for sale, at fair value (Note 3)	62,149	87,510
Federal Home Loan Bank stock, at cost	19,360	17,700
Loans held for sale	2,097	2,126
Loans, less allowance for loan losses of $14,304 and $13,546 (Note 4)	1,582,411	1,425,036
Premises and equipment, net (Note 5)	43,265	36,228
Goodwill (Note 2)	9,814	9,814
Other intangible assets, net of amortization of $1,698 and $1,221 (Note 2)	2,702	3,179
Accrued interest receivable and other assets (Notes 6 and 9)	28,201	25,039

Total assets	$1,775,142	$1,654,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$96,193	$112,609
Interest-bearing (Note 7)	1,090,465	959,586

Total deposits	1,186,658	1,072,195

Federal Home Loan Bank advances (Note 8)	348,914	346,500
Bank line of credit (Note 8)	—	3,950
Federal funds purchased (Note 8)	51,095	52,013
Accrued interest payable and other liabilities (Note 10)	11,161	10,995

Total liabilities	1,597,828	1,485,653

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)
STOCKHOLDERS’ EQUITY (Notes 11, 12 and 15)
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	94,818	93,848
Retained earnings	110,289	104,054
Accumulated other comprehensive loss	(422)	(898)
Treasury stock, at cost (1,373,424 and 1,364,561 shares)	(24,760)	(24,653)
Deferred compensation obligation (Note 10)	3,583	3,111
Unearned compensation — ESOP (Note 10)	(6,289)	(6,987)

Total stockholders’ equity	177,314	168,570

Total liabilities and stockholders’ equity	$1,775,142	$1,654,223

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS EXCEPT PER SHARE DATA)

	Year Ended
	December 31,
	2006	2005	2004
INTEREST INCOME
Loans, including fees	$108,833	$83,895	$65,457
Federal funds sold and interest bearing deposits	124	245	96
Certificates of Deposit	2	—	—
Securities:
Tax-exempt	992	1,304	917
Taxable	3,320	3,645	2,973

Total interest income	113,271	89,089	69,443
INTEREST EXPENSE
Deposits	38,564	23,182	14,884
Short-term borrowings	3,447	2,007	724
FHLB advances	16,429	12,903	10,019

Total interest expense	58,440	38,092	25,627

NET INTEREST INCOME	54,831	50,997	43,816
PROVISION FOR LOAN LOSSES (Note 4)	2,805	2,390	1,555

NET INTEREST INCOME, after provision for loan losses	52,026	48,607	42,261
NONINTEREST INCOME
Service charges and other fees	2,566	2,512	2,484
Mortgage banking activities	2,143	2,816	1,400
Trust fee income	1,312	1,239	801
Gain on sale of securities available for sale	—	—	468
Other	(11)	(189)	272

Total noninterest income	6,010	6,378	5,425
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits (Note 10)	23,041	19,502	16,266
Office occupancy and equipment	7,998	6,561	5,652
Advertising and business promotion	1,402	1,552	1,913
Stationery, printing and supplies	1,968	2,037	1,761
Data processing	708	1,887	1,301
Professional fees	3,779	4,232	3,547
Core deposit intangible amortization	477	561	660
Other	5,057	5,341	4,157

Total noninterest expense	44,430	41,673	35,257

INCOME, before federal income tax expense	13,606	13,312	12,429
Federal income tax expense (Note 9)	4,504	4,278	4,200

NET INCOME	$9,102	$9,034	$8,229

EARNINGS PER SHARE, BASIC	$1.14	$1.14	$1.04

EARNINGS PER SHARE, DILUTED	$1.14	$1.14	$1.04

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (IN THOUSANDS EXCEPT SHARE DATA)

				Accumulated
		Additional		Other		Deferred	Unearned
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation -
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	ESOP	Total
BALANCE, December 31, 2003	$95	$92,911	$92,684	$613	$(21,787)	$2,054	$(8,383)	$158,187
Allocation of ESOP shares	—	490	—	—	—	—	698	1,188
Exercise of stock options	—	8	—	—	85	—	—	93
Purchase of treasury stock (56,649 shares)	—	—	—	—	(1,302)	—	—	(1,302)
Deferred compensation	—	—	—	—	—	578	—	578
Dividends paid ($0.36 per share)	—	—	(2,845)	—	—	—	—	(2,845)
Comprehensive income:
Net income	—	—	8,229	—	—	—	—	8,229
Change in net unrealized loss on securities available for sale, net of tax effect of $(636)	—	—	—	(1,234)	—	—	—	(1,234)

Total comprehensive income	—	—	—	—	—	—	—	6,995

BALANCE, December 31, 2004	95	93,409	98,068	(621)	(23,004)	2,632	(7,685)	162,894
Allocation of ESOP shares	—	430	—	—	—	—	698	1,128
Exercise of stock options	—	9	—	—	121	—	—	130
Deferred compensation and stock awards earned	—	—	—	—	113	—	—	113
Purchase of treasury stock (85,670 shares)	—	—	—	—	(1,883)	—	—	(1,883)
Deferred compensation	—	—	—	—	—	479	—	479
Dividends paid ($0.36 per share)	—	—	(3,048)	—	—	—	—	(3,048)
Comprehensive income:
Net income	—	—	9,034	—	—	—	—	9,034
Change in net unrealized loss on securities available for sale, net of tax effect of $(143)	—	—	—	(277)	—	—	—	(277)

Total comprehensive income	—	—	—	—	—	—	—	8,757

BALANCE, December 31, 2005	95	93,848	104,054	(898)	(24,653)	3,111	(6,987)	168,570

Allocation of ESOP shares	—	696	—	—	—	—	698	1,394
Exercise of stock options	—	274	—	—	1,298	—	—	1,572
Deferred compensation and stock awards earned	—	—	—	—	162	—	—	162
Purchase of treasury stock (53,779 shares)	—	—	—	—	(1,567)	—	—	(1,567)
Deferred compensation	—	—	—	—	—	472	—	472
Dividends paid ($0.36 per share)	—	—	(2,867)	—	—	—	—	(2,867)
Comprehensive income:
Net income	—	—	9,102	—	—	—	—	9,102
Change in net unrealized loss on securities available for sale, net of tax effect of $256	—	—	—	476	—	—	—	476

Total comprehensive income	—	—	—	—	—	—	—	9,578

BALANCE, December 31, 2006	$95	$94,818	$110,289	$(422)	$(24,760)	$3,583	$(6,289)	$177,314

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year Ended
	December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$9,102	$9,034	$8,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	270	1,392	2,477
Provision for loan losses	2,805	2,390	1,555
Deferred compensation and ESOP	2,028	1,720	1,766
Depreciation	2,859	2,355	1,955
Core deposit intangible amortization	477	561	660
Amortization of discounts on securities	452	691	3,048
Proceeds from sale of mortgage loans held for sale	115,686	175,126	126,823
Origination of mortgage loans held for sale	(115,342)	(176,484)	(124,832)
Gain on sale of mortgage loans	(315)	(576)	(199)
Gain on sale of securities available for sale	—	—	(468)
(Gain) loss on sale or disposal of premises and equipment	106	(59)	144
Changes in assets and liabilities, net of acquisition:
Increase in accrued interest receivable and other assets	(10,023)	(6,039)	(5,384)
Increase in accrued interest payable and other liabilities	166	1,365	2,636

Net cash provided by operating activities	8,271	11,476	18,410

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	28,148	15,493	20,365
Proceeds from sale of securities available for sale	—	95	63,289
Purchase of securities available for sale	(2,508)	(10,370)	(63,898)
Purchase of certificates of deposits	(319)	—	—
Purchase of Federal Home Loan Bank stock	(2,354)	(4,164)	(3,792)
Proceeds from sale of Federal Home Loan Bank stock	694	—	—
Acquisition, net of cash acquired (Note 2)	—	—	(24,398)
Net increase in loans	(155,969)	(234,335)	(161,454)
Proceeds from sale of other real estate owned, held for sale	2,124	286	864
Proceeds from sale of premises and equipment	23	282	4
Purchases of premises and equipment	(10,025)	(8,126)	(7,225)

Net cash used in lending and investing activities	(140,186)	(240,839)	(176,245)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	114,463	139,091	49,977
Net increase/(decreases) in federal funds purchased	(918)	6,486	36,527
Proceeds from exercises of stock options	1,572	130	93
Proceeds from line of credit	—	1,000	10,000
Repayment of line of credit	(3,950)	(7,050)	—
Repayment of FLAB advances	(698,906)	(153,854)	(52,325)
Proceeds from FLAB advances	701,320	268,145	112,000
Purchase of treasury stock	(1,567)	(1,883)	(1,302)
Payment of dividends	(2,867)	(3,048)	(2,845)

Net cash provided by deposit and financing activities	109,147	249,017	152,125

NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,768)	19,654	(5,710)
CASH AND CASH EQUIVALENTS, beginning of period	47,591	27,937	33,647

CASH AND CASH EQUIVALENTS, end of period	$24,823	$47,591	$27,937

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$56,984	$36,691	$25,901
Federal income taxes	3,620	3,600	4,410
Transfers of loans to other real estate owned	4,211	1,034	1,012
See notes to accompanying consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION — Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, CFS Insurance Agency, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities. All significant intercompany transactions and balances have been eliminated in consolidation.
NATURE OF OPERATIONS — The Company operates predominately in the mideastern portion of Michigan’s lower peninsula and Ft. Myers, Florida. The Company’s primary services include accepting deposits, making commercial, consumer, and mortgage loans, and engaging in mortgage banking activities. The Company’s loan portfolio primarily consists of residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. The Company is not dependent upon any single industry or customer.
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
CASH AND CASH EQUIVALENTS – For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from depository institutions and federal funds sold and interest bearing deposits in other depository institutions which mature within ninety days when purchased.
SECURITIES — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost (none at December 31, 2006 and 2005). Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income net of applicable income taxes.
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

     The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding, also known as rate lock commitments. Rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements. The fair value of rate lock commitments was insignificant at December 31, 2006 and 2005.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $3.9 million and $3.5 million at December 31, 2006 and 2005, respectively. The fair value of forward contracts was insignificant at December 31, 2006 and 2005.
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
     The accrual of interest on all loans, with the exception of commercial loans, is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Commercial loans are monitored after the loan is 90 days delinquent. Upon analysis of the circumstances of the borrower, a decision is made by the Senior Vice President of Commercial Banking, the special loans asset team and the loan committee whether or not the loan should be placed on nonperforming status. In all cases, nonperforming loans are charged off at an earlier date if collection of principal or interest is considered doubtful
ALLOWANCE FOR LOAN LOSSES — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is assured. Subsequent recoveries, if any, are credited to the allowance.
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
     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures.
     The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to impaired loans that are classified “doubtful,” “substandard” or “watch”. Classification involves a detailed review of all multi-family real estate loans, commercial loans and other loans with significant balances, as well as a detailed credit quality review for any other loan that has deteriorated below certain levels of credit risk or previously classified or identified as “watch” loan. “Watch” assets do not currently expose the Company to a sufficient degree to warrant an adverse classification but do possess credit deficiencies or potential weakness that deserve management’s close attention. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as substandard assets, except that weaknesses of doubtful assets make collection or liquidation in full questionable based on currently existing facts, conditions and values, and there is a high possibility of loss. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable general market price) of the impaired loan is lower than the carrying value of that loan.

     The general component of the allowance covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. This allowance relates to assets with no well-defined deficiencies or weaknesses and takes into consideration losses that are inherent within the portfolio but that have not yet been realized. This allowance is determined by applying estimated projected loss factors to each specific type of loan category in the portfolio (e.g., one- to four-family residential mortgage loans, consumer loans). Management determines the estimated loss factors based on historical and recent loan loss experience, industry averages and trends in loan delinquencies for each type of loan. The determination of the estimated loss factors applied to each type of loan is based on information known and projections made by management based on that information. As a result, actual loss ratios experienced in the future could vary from those projected, which could have a material impact on the loan loss allowance.
     After the review yields an aggregate amount of loss allowance attributable to specific loans and after management applies various loss factors to the remaining balance of loans by type, management then analyzes the adequacy of the combined amount of loan loss allowance by considering other factors that may have an impact on the performance of the loan portfolio. This unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Factors considered include trends in real estate and collateral values, trends and forecasts for the national and local economies, the geographic dispersion of borrowers and other risk factors. Based on this analysis, management adjusts the overall loss allowance, which may result in an unallocated portion of the loan loss allowance. Management believes that an unallocated portion of the allowance is generally necessary because other factors affecting whether losses in the loan portfolio are probable may not be captured by applying estimated loss factors. The existence of an unallocated portion of the loan loss allowance reflects management’s view that the allowance should have a margin that recognizes that the process of estimating expected credit losses and determining the loan loss allowance is imprecise. Determination of the probable losses inherent in the portfolio, which losses are not necessarily captured by the allocated methodology discussed above, involves the exercise of judgment and uncertainty. The assessment of general local and national economic conditions and trends inherently involves a higher degree of uncertainty as it requires management to anticipate the impact that economic trends, legislative actions or other unique market and/or portfolio issues have on estimated credit losses. Recent factors which were considered in the evaluation of the adequacy of the Company’s unallocated loan loss reserve include increases in commercial real estate, commercial and construction loans and increases in the amount of loans that have been charged off. Management also considers industry norms and the expectations from rating agencies and banking regulators in determining the adequacy of the Company’s loan loss allowance.
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
GOODWILL AND INTANGIBLES. Goodwill and intangibles arising from business acquisitions represent the value attributable to the identifiable (core deposits) and unidentifiable (goodwill) intangible elements in the business acquired. The fair value of goodwill and intangibles is dependent upon many factors, including the Company’s ability to provide quality, cost effective services in the face of competition from other financial institutions. A decline in earnings as a result of business or market conditions, a lack of growth or the Company’s inability to deliver cost effective services over sustained periods can lead to impairment of goodwill and intangibles which could adversely impact earnings in future periods.
     The annual test of goodwill impairment is performed during the fourth quarter of each fiscal year. This is a five step process. The first step compares the book value of the Company’s stock to the fair market value of the shares as reported on NASDAQ. If the fair market value of the stock is greater than the calculated book value of the stock, the goodwill is deemed not to be impaired and no further testing is required. If the fair market value is less than the calculated book value, four additional steps of determining fair value of additional assets can be taken to determine impairment. Step one indicated the fair market value of the Company stock was in excess of the book value and no further testing was required. Based on the results of our tests for impairment, the Company concluded that no impairment of goodwill existed on October 1, 2006.
PREMISES AND EQUIPMENT — Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives are generally 10-39 years for premises that the Company owns and three to seven years for furniture and equipment. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.
FORECLOSED ASSETS — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded on the Company’s balance sheet at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loans losses. establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets amounted to $3.3 million and $1.5 million at December 31, 2006 and 2005, respectively.
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
STOCK BASED COMPENSATION — Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Prior to January 1, 2006, the Company accounted for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2006 using the modified-prospective transition method. SFAS No. 123 (R) established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during 2006. Implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company. The Company has provided below pro forma disclosures of net income and earnings per share for the years ended December 31, 2005 and December 31, 2004, as if the Company had applied the fair value based method to stock-based employee compensation (in thousands, except per share data):

	Year Ended
	December 31,
	2005	2004
Net income, as reported	$9,034	$8,229
Deduct: Total stock option-based employee compensation expense determined under fair value-based method, net of related tax effects	(749)	(130)

Pro forma net income	$8,285	$8,099

Earnings per share
Basic — as reported	$1.14	$1.04
Basic — pro forma	$1.05	$1.03
Diluted — as reported	$1.14	$1.04
Diluted — pro forma	$1.04	$1.02

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2006 (1)	2005	2004
Dividend yield		1.57%	1.56%
Expected life		8 years	8 years
Expected volatility		28.98%	16.55%
Risk-free interest rate		4.00%	4.00%

(1)	No stock options were issued during 2006.
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
     Earnings per common share have been computed based on the following (in thousands except for per share data):

	Year Ended
	December 31,
	2006	2005	2004
Net income	$9,102	$9,034	$8,229

Average number of common shares outstanding used to calculate basic earnings per common share	7,977,415	7,901,860	7,890,482
Effect of dilutive securities	20,146	38,428	37,901

Average number of common shares outstanding used to calculate diluted earnings per common share	7,997,561	7,940,288	7,928,383

Number of antidilutive stock options excluded from diluted earnings per share computation	—	34,696	38,754

TRUST ASSETS — Trust assets held in a fiduciary or agency capacity are not included in the accompanying consolidated balance sheet because they are not assets of the Company.
ADVERTISING COSTS – Advertising costs are expensed as incurred.
RECENT ACCOUNTING PRONOUNCEMENTS – In January 2006, FASB Statement No. 123(R), Share-Based Payment, became effective for the Company. It makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options subject to Statement No. 123(R) be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The standard has been applied at the Company using the modified-prospective method to stock options granted or modified after December 31, 2005 and any unvested stock options at that date. The Company’s unvested stock options outstanding at December 31, 2006 were immaterial.

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
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet determined the impact of adopting FIN 48 on its financial statements.
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
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, The Fair value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies on to entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No. 159 is effective for the Company beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.
RECLASSIFICATIONS — Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 – GOODWILL AND INTANGIBLES
     Goodwill in the amount of $9.8 million and core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at December 31, 2006 and December 31, 2005 were $2.7 million and $3.2 million, respectively. Amortization expense for the next 5 years is as follows: $405,000 in 2007, and $383,000 in 2008, 2009, 2010 and 2011, respectively. Annually, the core deposit intangible is evaluated for impairment by comparing the total dollar value of deposits purchased in 2004 to the amount remaining as of the testing date. Based on our analysis, no impairment of the identifiable intangible asset has occurred.
NOTE 3 — SECURITIES
     The amortized cost and estimated fair value of securities available for sale with gross unrealized gains and losses are as follows (in thousands):

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,318	$6	$195	$18,129
Obligations of state and political subdivisions	32,158	89	221	32,026
Corporate debt securities	4,001	—	53	3,948
Equity securities available for sale	5,000	—	225	4,775
Mortgage-backed securities	3,323	5	57	3,271

Total securities available for sale	$62,800	$100	$751	$62,149

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,379	—	$399	$22,980
Obligations of state and political subdivisions	35,506	$151	239	35,418
Corporate debt securities	20,584	—	108	20,476
Equity securities available for sale	5,000	—	687	4,313
Mortgage-backed securities	4,400	6	83	4,323

Total securities available for sale	$88,869	$157	$1,516	$87,510

     At December 31, 2006 and 2005, securities with a carrying value of $5,551,000 and $5,606,000, respectively, were pledged to secure borrowings, public deposits and for other purposes required or permitted by law.

     The amortized cost and estimated fair value of securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	December 31, 2006
	Amortized	Fair
	Cost	Value
Due within one year or less	$13,160	$13,046
Due after one year through five years	30,741	30,479
Due after five years through ten years	8,601	8,595
Due after ten years	1,975	1,983

Total	54,477	54,103

Equity securities available for sale	5,000	4,775
Mortgage-backed securities	3,323	3,271

Total	$62,800	$62,149

     For the years ended December 31, 2006, 2005 and 2004, proceeds from sale of securities available for sale amounted to $0, $95,000 and $63,289,000, respectively. Gross realized gains amounted to $0, $0 and $531,000, respectively. Gross realized losses amounted to $0, $0 and $63,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $0, $0 and $(164,000), respectively.

     Information pertaining to securities available for sale with gross unrealized losses at December 31, 2006 and 2005 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	December, 31 2006
	Less than Twelve Months		Over Twelve Months
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3	$509	$192	$16,990
Obligations of state and political subdivisions	9	4,525	212	15,413
Corporate debt securities	—	—	53	3,947
Equity securities available for sale	—	—	225	4,775
Mortgage-backed securities	—	11	57	2,390

Total	$12	$5,045	$739	$43,515

	December, 31 2005
	Less than Twelve Months		Over Twelve Months
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$183	$11,074	$216	$11,905
Obligations of state and political subdivisions	160	14,128	79	5,588
Corporate debt securities	1	520	107	3,499
Equity securities available for sale	—	—	687	4,315
Mortgage-backed securities	10	889	73	2,966

Total	$354	$26,611	$1,162	$28,273

     Included in the tables above, at December 31, 2006, the Company had 72 securities in an unrealized loss position greater than 12 months, and 15 securities in an unrealized loss position less than 12 months. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses reported for equity securities relates to preferred stock issued by FHLMC. These unrealized losses are primarily attributable to changes in interest rates. The unrealized losses were 5% or less of their respective amortized cost basis. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized costs.

NOTE 4 — LOANS
     Balances of loans are as follows (in thousands):

	December 31,
	2006	2005
Real estate loans:
One-to four-family	$513,139	$427,714
Commercial and multi-family	432,009	418,314
Residential construction	127,777	82,328
Home equity and lines of credit	137,112	131,378

	1,210,037	1,059,734
Commercial loans	280,005	271,436
Consumer loans:
Vehicles	83,435	84,189
Other	23,820	24,421

	107,255	108,610

Total loans	1,597,297	1,439,780
Less:
Allowance for loan losses	14,304	13,546
Net deferred loan fees	582	1,198

Net loans	$1,582,411	$1,425,036

     Loans made in the ordinary course of business to related parties, including senior officers and directors of the Company, totaled approximately $8,861,000 and $14,808,000 at December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, $1,352,000 of new loans were made, repayments totaled $1,278,000, and other adjustments related to the change in board members totaled approximately $6,021,000.
     Activity in the allowance for loan losses was as follows (in thousands):

	Year Ended
	December 31,
	2006	2005	2004
Balance, beginning of period	$13,546	$13,472	$11,664
Allowance from acquisition	—	—	1,135
Provision for loan losses	2,805	2,390	1,555
Charge-offs	(2,352)	(2,609)	(1,459)
Recoveries	305	293	577

Balance, end of period	$14,304	$13,546	$13,472

     The following is a summary of information pertaining to impaired loans (in thousands):

	December 31,
	2006	2005
Impaired loans without a valuation	$6,280	$9,569
Impaired loans with a valuation allowance	4,694	2,290

Total impaired loans	$10,974	$11,859

Valuation allowance related to impaired	$619	$600

Total nonperforming loans	$25,667	$21,374

	Year Ended
	December 31,
	2006	2005	2004
Average investment in impaired loans	$7,925	$7,256	$3,065

Interest income recognized on impaired loans	$—	$—	$—

Interest income recognized on a cash basis on impaired loans	$105	$36	$—

NOTE 5 — PREMISES AND EQUIPMENT
     Premises and equipment were as follows (in thousands):

	December 31,
	2006	2005
Land	$9,824	$7,943
Office buildings	33,656	29,609
Furniture, fixtures, and equipment	16,387	15,523
Construction in process	1,250	2,153

Total premises and equipment	61,117	55,228
Less accumulated depreciation	(17,852)	(19,000)

Net carrying amount	$43,265	$36,228

     Estimated costs to complete construction contracts in process at December 31, 2006 totaled $1.7 million.
     Pursuant to terms of noncancelable lease agreements in effect at December 31, 2006 pertaining to banking premises and equipment, future minimum rent payments under various operating leases are as follows (in thousands):

2007	$1,061
2008	1,053
2009	1,053
2010	847
2011	710
Thereafter	1,613

Total	$6,337

     The leases contain options to extend for periods from 5 to 20 years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2006, 2005, and 2004, amounted to $984,000, $844,000, and $691,000, respectively.
NOTE 6 – LOAN SERVICING
     The unpaid principal balance of mortgage loans serviced for others was approximately $673,380,000, $648,855,000 and $575,111,000 at December 31, 2006, 2005 and 2004, respectively, and are not included in the accompanying consolidated balance sheets.
     The carrying value of mortgage servicing rights included in other assets at December 31, 2006 and 2005 was $4,281,000 and $4,118,000, respectively. The key economic assumptions used in determining the fair value of the mortgage servicing rights are as follows:

	December 31,
	2006	2005	2004
Annual constant prepayment speed	10.98%	7.87%	10.22%
Weighted average life (in months)	260	264	257
Discount rate	8.50%	8.50%	7.50%
     The following table summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in the related valuation allowance (in thousands):

	Year Ended
	December 31,
	2006	2005	2004
Balance, beginning of period	$4,118	$3,938	$3,820
Net mortgage servicing rights acquired in acquisition	—	—	662
Amount capitalized	1,061	1,258	1,118
Amortization	941	1,010	1,662
Change in valuation reserve	43	(68)	—

Balance, end of period	$4,281	$4,118	$3,938

Valuation allowance:
Balance, beginning of period	$68	—	—
Additions	—	$68	—
Reductions	(43)	—	—

Balance, end of period	$25	$68	$—

NOTE 7 — DEPOSITS
     Interest-bearing deposit balances are summarized as follows (in thousands):

	December 31,
	2006	2005
Passbook and savings deposits	$115,362	$99,171
NOW accounts	91,587	90,078
Money market variable rate accounts	249,889	272,319
Time deposits	633,627	498,018

Total	$1,090,465	$959,586

     At December 31, 2006, the scheduled maturities of time deposits were as follows (in thousands):

2007	$483,200
2008	41,956
2009	20,579
2010	45,996
2011	25,258
Thereafter	16,638

Total	$633,627

     Time deposits individually exceeding $100,000 were approximately $341.4 million and $202.5 million at December 31, 2006 and 2005, respectively.
     Deposits from related parties held by the Company at December 31, 2006 and 2005, amounted to $2,819,000 and $2,925,000, respectively.
NOTE 8 — BORROWINGS
     FHLB ADVANCES — FHLB advances (“advances”) consist of fixed-rate advances that bear interest at rates ranging from 3.35 percent to 6.81 percent payable monthly. The advances are collateralized by approximately $447.5 million and $362.9 million of mortgage loans at December 31, 2006 and 2005, respectively, under a blanket collateral agreement. At December 31, 2006, the weighted average interest rate on fixed-rate advances was 4.82 percent.
     The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the FHLB. Repayments of the advances are as follows at December 31, 2006 (in thousands):

2007	$42,500
2008	143,608
2009	103,055
2010	25,000
2011	7,274
Thereafter	27,477

Total	$348,914

SHORT TERM BORROWINGS — Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased are excess balances in reserve accounts held at the Federal Reserve Bank that the Company purchases from other member banks on an overnight basis. The daily average amount outstanding of funds purchased during the year ended December 31, 2006 was $63,439,000 at a weighted daily average interest rate of 5.43%. To provide additional support for growth, the Company has a line of credit from an unrelated bank of which $25.0 million was available and $0 was outstanding at December 31, 2006. The effective interest rate on the line of credit is based on the three month LIBOR rate plus 1.30 percent, effectively 6.66 percent at December 31, 2006. Under the terms of the Agreement, the Company is required to be categorized as “well capitalized” under regulatory guidelines. If the Company falls below this category, the line of credit would be terminated and become immediately due. The line is collateralized by the common stock of the Bank and was amended after December 31, 2006 to expire on January 9, 2008.

NOTE 9 — FEDERAL INCOME TAXES
     The consolidated provision for federal income taxes consisted of the following (in thousands):

	Year Ended
	December 31,
	2006	2005	2004
Current tax expense	$4,234	$2,886	$1,723
Deferred tax expense	270	1,392	2,477

Total income tax	$4,504	$4,278	$4,200

     Federal income tax expense differed from the amounts computed by applying the statutory income tax rate to income before federal income tax expense as a result of the following (in thousands):,

	Year Ended
	December 31,
	2006	2005	2004
Income tax at statutory rates	$4,762	$4,659	$4,350
Increase (decrease) resulting from:
Change in contribution carry forward reserve	(81)	300	450
Tax-exempt interest expense	(365)	(470)	(432)
Other	188	(211)	(168)

Total income tax expense	$4,504	$4,278	$4,200

     The net deferred income tax asset was comprised of the tax effects of the following temporary differences (in thousands):

	December 31,
	2006	2005
Deferred income tax assets:
Allowance for loan losses	$4,397	$4,077
Contribution carry forward	—	1,124
Employee benefit obligations	2,743	2,209
Net unrealized loss on securities available for sale	—	462
Other	505	366

Total deferred income tax assets	7,645	8,238
Deferred income tax liabilities:
Original issue discount	545	498
Investment in subsidiary	661	537
Deferred loan fees	401	185
Accumulated depreciation	2,110	1,412
Net unrealized gain on securities available for sale	221	—
Core deposit intangible	946	1,113
Other	784	813

Total deferred income tax liabilities	5,668	4,558

Deferred income tax asset	1,977	3,680
Valuation allowance	—	(750)

Net deferred income tax asset	$1,977	$2,930

     The Company had a contribution carry forward for tax purposes of $3,457,000 at December 31, 2005. Realization of the deferred income tax asset related to the contribution carry forward is dependent on generation of sufficient taxable income before the carry forward expires. Prior to 2005, it became evident to the Company that realization of the entire contribution carry forward, based on projected taxable income amounts through fiscal 2006, became in doubt. Consequently, the Company recorded a valuation allowance of approximately $750,000 at December 31, 2005 because recognition of the full value of the deferred tax benefit was more likely than not going to be realized. During 2006, $1,569,000 of the carry forward was utilized and $1,888,000 was forfeited due to the fact that the carry forward expired on December 31, 2006. The Company has not recognized a deferred tax liability for tax bad debt reserves of approximately $6,600,000 that existed at December 31, 1987, because it is not expected that this temporary difference will reverse in the foreseeable future. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.
NOTE 10 — EMPLOYEE BENEFITS
     DEFINED BENEFIT PENSION PLAN — The Company is a participant in the multiple-employer Financial Institutions Retirement Fund (“FIRF”), which covers substantially all of its officers and employees. The FIRF, for all full-time employees with one year of service, provides benefits based on basic compensation and years of service. The Company’s contributions are determined by FIRF and generally represent the normal cost of the FIRF. Specific plan assets and accumulated benefit information for the Company’s portion of the FIRF are not available. Under the Employee Retirement Income Security Act of 1974 (ERISA), a contributor to a multiemployer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The (income) expense of the FIRF allocated to the Company for the years ended December 31, 2006, 2005, and 2004 amounted to $416,000, $(21,000) and $0, respectively.
     As of February 1, 2004, the Company froze the current accrual of benefits under the FIRF plan and ceased accruing future benefits for employees participating in the FIRF, although vesting service will continue.
DEFINED CONTRIBUTION PLANS — The Company sponsors a qualified savings plan (“Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who have completed at least one year of service. Eligible employees may contribute up to 25 percent of their annual compensation, subject to certain maximums established by the Internal Revenue Service. The Company will match up to 50 percent of the first 4 percent of the employees’ compensation deferred each year. The Company made matching contributions for the years ended December 31, 2006, 2005, and 2004 of approximately $155,000, $144,000, and $215,000, respectively.
DEFERRED COMPENSATION ARRANGEMENTS — The Company has entered into deferred compensation and fee arrangements with certain of its directors and senior officers. The amounts deferred under the arrangements are invested in Company common stock and are maintained in a rabbi trust. The Company has 241,865 and 236,622 treasury shares reserved for the various plans with a related obligation of $3,583,000 and $3,111,000 established within stockholders’ equity as of December 31, 2006 and 2005, respectively. The arrangements are accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. Assets of the rabbi trusts are consolidated with the Company, and the value of the Company’s stock held in rabbi trusts is classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of deferred compensation (fair value of the restricted stock award at the date of grant) as the basis for recognition in the rabbi trust. Changes in fair value owed to employees are not recognized as the arrangements do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock. Net of redemptions, shares repurchased for the rabbi trusts totaled 5,243, 22,239 and 15,725 for the years ended December 31, 2006, 2005 and 2004, respectively. The total shares repurchased have a weighted average price of $19.05 per share.
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

Year Ending
December 31,	Amount
2007	$551
2008	597
2009	648
2010	703
2011	763
Thereafter	4,900

Total	$8,162

     The Company makes annual contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Dividends paid on unallocated shares are not considered dividends for financial reporting purposes and are used to pay principal and interest on the ESOP loan. Dividends on allocated shares are charged to retained earnings. Compensation expense is recognized for the ESOP equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of shares committed to be released for allocation and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). Total compensation expense for the ESOP amounted to $1,264,000, $1,128,000 and $1,188,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

     Shares held by the ESOP include the following:

	December 31,
	2006	2005
Allocated	304,855	254,046
Unallocated	457,285	508,094

Total	762,140	762,140

     The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of stockholders’ equity. The fair value of the unallocated shares was approximately $14,057,000 and $11,976,000 at December 31, 2006 and 2005, respectively.
NOTE 11 – STOCK BASED COMPENSATION
     RESTRICTED STOCK AWARDS — The following table summarizes the activity of restricted stock awards:

	Year Ended December 31,
	2006	2005	2004
Beginning of period	87,900	72,562	68,817
Granted	5,000	27,209	6,245
Vested	(5,274)	(5,274)	—
Forfeited	—	(6,597)	(2,500)

Nonvested, end of period	87,626	87,900	72,562

     Substantially all awards cliff vest after five years from the date of the award. Compensation expense for the awards was approximately $330,000, $237,000 and $264,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
     At December 31, 2006, 1,203,9171 shares were available for future granting of options.

     A summary of the status and activity for options granted under the plan is presented below:

	Year Ended December 31,
	2006			2005			2004
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value	Shares	Price	Value
Outstanding, beginning of period	257,059	$20.00		186,264	$20.00		170,800	$18.95
Options granted during the period (1)	—	—		90,016	19.96		42,113	23.90
Options forfeited	3,756	20.61		12,991	20.26		22,169	19.58
Options exercised	70,031	28.39		6,230	21.84		4,480	18.81

Outstanding, end of period	183,272	$19.77	$2,010,494	257,059	$20.00	$917,701	186,264	$20.00	$778,584

Options exercisable, end of year	180,872	$19.74	$1,989,592	254,059	$19.97	$914,612	46,790	$19.32	$227,399

Weighted-average fair value of options granted during the period	$—			$6.80			$5.70

(1)	No stock options were granted during 2006.
     The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price of $30.74 on December 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock.
     The total intrinsic value of stock options exercised was approximately $551,000, $12,000 and $23,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
     Information pertaining to options outstanding at December 31, 2006 is as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$23.00 - $24.00	15,306	7.2 years	$23.90	15,306	$23.90
$20.00 - $21.00	2,400	8.3 years	$21.91	—	—
$19.00 - $20.00	80,346	8.2 years	$19.93	80,346	$19.93
$18.00 - $19.00	85,220	6.2 years	$18.81	85,220	$18.81

Outstanding, end of year	183,272		$19.77	180,872	$19.74

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
     As of December 31, 2006, the most recent notification from the Bank’s regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, minimum capital amounts and ratios must be maintained as shown in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.
     At December 31, 2006 and 2005, actual capital levels and minimum required for the Bank was as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes			To Be Well Capitalized
		Ratio			Ratio			Ratio
	Amount	(Percent)	Amount		(Percent)	Amount		(Percent)
December 31, 2006
Total Capital to Risk
Weighted Assets:	$161,746	10.6%	$121,700	>	8.0%	$152,100	>	10.0%

Tier 1 Capital to Risk
Weighted Assets:	147,385	9.7%	60,800	>	4.0%	91,300	>	6.0%

Tier 1 Capital to
Average Assets:	147,385	8.4%	52,800	>	4.0%	88,000	>	5.0%

December 31, 2005
Total Capital to Risk
Weighted Assets:	$148,607	10.6%	$112,200	>	8.0%	$140,300	>	10.0%

Tier 1 Capital to Risk
Weighted Assets:	135,061	9.6%	56,100	>	4.0%	84,200	>	6.0%

Tier 1 Capital to
Average Assets:	135,061	8.4%	48,300	>	3.0%	80,500	>	5.0%

     The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2006 and 2005, the reserve balance amounted to $25,000 and $5,219,000, respectively. The Bank implemented a program designed to analyze our reserve requirements during 2006, thereby significantly reducing our requirements with the FRB and reducing noninterest earning assets.
     Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. Accordingly, $112,580,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2006. At December 31, 2006, the Bank’s retained earnings available for the payment of dividends was $40,046,000.
     Loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2006, Bank funds available for loans or advances to the Company amounted to approximately $16,169,000.
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

     A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 2006 and 2005 is as follows (in thousands):

	December 31,
	2006	2005
Commercial and stand-by letters of credit	$8,829	$9,062
Unused lines of credit	244,690	270,829
Commitments to originate loans or to refinance existing loans:
Real estate	49,837	88,180
Commercial	44,266	42,997
Consumer	4,493	8,324

Total commitments to extend credit	$352,115	$419,392

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
     Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. Under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, fees earned on commercial and standby letters of credit are required to be deferred over the contractual life of the letter of credit. The Company determined that the fair value of guarantees on standby letters of credit has an immaterial effect on the financial results at December 31, 2006.
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
     LEGAL CONTINGENCIES – At December 31, 2006, there were no material pending legal proceedings to which the Company is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operation of the Company.
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

     The carrying values and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$24,823	$24,823	$47,591	$47,591
Securities available for sale	62,149	62,149	87,510	87,510
Federal Home Loan Bank stock	19,360	19,360	17,700	17,700
Loans held for sale	2,097	2,112	2,126	2,126
Loans	1,582,411	1,549,764	1,425,036	1,434,473
Accrued interest receivable	10,891	10,891	7,911	7,911

Financial liabilities:
Deposits	1,186,658	1,094,859	1,072,195	1,011,395
Federal Home Loan Bank advances	348,914	349,311	346,500	343,055
Bank line of credit	—	—	3,950	3,950
Federal funds purchased	51,095	51,095	52,013	52,013
Accrued interest payable	3,711	3,711	2,255	2,255
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
NOTE 15 — STOCK REPURCHASE PROGRAM
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The program allows management to repurchase up to 428,701 shares of the Company’s common stock, of which 0, 63,431 and 40,924 shares were repurchased during the years ended December 31, 2006, 2005 and 2004, respectively. The repurchased shares are reserved for reissuance in connection with future employee benefit plans and other general corporate purposes.
NOTE 16 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT COMPANY
     The following represents the condensed financial statements of Citizens First Bancorp, Inc. (“Parent”) only, which should be read in conjunction with the Company’s consolidated financial statements.
BALANCE SHEETS (IN THOUSANDS):

	December 31,
	2006	2005
ASSETS
Cash at subsidiary bank	$9,134	$709
Securities available for sale	4,777	20,771
Investment in subsidiaries	159,764	147,976
Deferred taxes and other assets	4,204	4,345

Total assets	$177,879	$173,801

LIABILITIES
Bank line of credit	$—	$3,950
Accrued expenses and other liabilities	565	1,281

Total liabilities	565	5,231

STOCKHOLDERS’ EQUITY	177,314	168,570

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,879	$173,801

     STATEMENTS OF INCOME (IN THOUSANDS):

	Year Ended
	December 31,
	2006	2005	2004
Income:
Interest on loans	—	$362	$207
Interest on investments	$1,247	1,517	382
Dividends from subsidiaries	—	5,000	20,500
Other	42	—	166

Total income	1,289	6,879	21,255

Expense:
Interest on short term borrowings	(45)	(466)	(361)
Other	(1,227)	(1,320)	(1,152)

Income, before income taxes and equity in undistributed net income of subsidiaries	17	5,093	19,742
Income tax benefit (expense)	(329)	(273)	256

Income (loss), before equity in undistributed net income of subsidiaries	(312)	4,820	19,998
Equity in undistributed net income (loss) of subsidiaries	9,414	4,214	(11,769)

Net income	$9,102	$9,034	$8,229

     STATEMENTS OF CASH FLOWS (IN THOUSANDS):

	Year Ended
	December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$9,102	$9,034	$8,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investments	—	—	(109)
Amortization (accretion) of securities	270	213	(868)
Equity in undistributed net income (loss) of subsidiaries	(11,788)	(3,788)	11,769
Deferred compensation and ESOP	2,028	1,720	1,766
(Increase) decrease in accrued interest receivable and other assets	(115)	1,081	(1,451)
Increase (decrease) in accrued interest payable and other liabilities	(716)	(403)	358

Net cash provided by (used in) operating activities	(1,219)	7,857	19,694

INVESTING ACTIVITIES
Purchase of Metrobank	—	—	(30,000)
Proceeds from sale or maturity of investments	16,456	8,521	4,572
Purchase of investments	—	(10,370)	(8,775)
Net decrease in loans	—	4,675	588

Net cash provided by (used in) investing activities	16,456	2,826	(33,615)

FINANCING ACTIVITIES
Proceeds from exercises of stock options	1,572	130	93
Proceeds from line of credit	—	1,000	10,000
Repayment of line of credit	(3,950)	(7,050)	—
Purchase of treasury stock	(1,567)	(1,883)	(1,302)
Payment of dividends	(2,867)	(3,048)	(2,845)

Net cash provided by (used in) financing activities	(6,812)	(10,851)	5,946

NET CHANGE IN CASH AT SUBSIDIARY BANK	8,425	(168)	(7,975)
CASH, beginning of period	709	877	8,852

CASH, end of period	$9,134	$709	$877

NOTE 17 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following table summarizes the Company’s quarterly results for the years ended December 31, 2006 and 2005 (in thousands):

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Total
Interest income	$26,095	$27,844	$29,041	$30,291	$113,271
Interest expense	12,764	14,237	15,489	15,950	58,440

Net interest income	13,331	13,607	13,552	14,341	54,831
Provision for loan losses	870	710	605	620	2,805
Noninterest income	1,476	1,574	1,486	1,474	6,010
Noninterest expense	10,864	11,677	10,901	10,988	44,430

Income, before federal income tax expense	3,073	2,794	3,532	4,207	13,606
Federal income tax expense	1,028	934	1,204	1,338	4,504

Net income	$2,045	$1,860	$2,328	$2,869	$9,102

Earnings per share, basic	$0.26	$0.24	$0.29	$0.36	$1.14

Earnings per share, diluted	$0.26	$0.23	$0.29	$0.36	$1.14

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Total
Interest income	$19,480	$21,512	$23,186	$24,911	$89,089
Interest expense	7,483	9,158	10,085	11,366	38,092

Net interest income	11,997	12,354	13,101	13,545	50,997
Provision for loan losses	480	780	560	570	2,390
Noninterest income	1,372	1,368	2,114	1,524	6,378
Noninterest expense	9,916	9,923	10,786	11,048	41,673

Income, before federal income tax expense	2,973	3,019	3,869	3,451	13,312
Federal income tax expense	965	874	1,386	1,053	4,278

Net income	$2,008	$2,145	$2,483	$2,398	$9,034

Earnings per share, basic	$0.25	$0.27	$0.32	$0.31	$1.14

Earnings per share, diluted	$0.25	$0.27	$0.31	$0.30	$1.14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     The Company, under the supervision, and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2006, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements contained herein, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006.
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Section captioned “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2006, for the Annual Meeting of Stockholders to be held on May 24, 2007. Reference is made to the cover page of this Form 10-K and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.
     The Board of Directors has determined that Robert Patterson is an “audit committee financial expert” and is “independent,” as each such term is defined under applicable SEC and NASDAQ rules. The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics is posted on the Company’s website at www.cfsbank.com. In the event we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our internet website.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item relating to executive compensation is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2006, for the Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2006, for the Annual Meeting of Stockholders to be held on May 24, 2007.
Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants,	outstanding options,	(excluding securities
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	183,272	$ 19.77	1,203,917

Total	183,272	$ 19.77	1,203,917

     The Company does not maintain any equity compensation plans that have not been approved by security holders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Related Parties” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2006, for the Annual Meeting of Stockholders to be held on May 24, 2007. The information required by this item relating to director independence is incorporated herein by reference to the section captioned “Proposal 1-Election of Directors”.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item relating to accountant fees and services is incorporated by reference to the section captioned “Proposal II — Ratification of Independent Auditors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2006, for the Annual Meeting of Shareholders to be held on May 24, 2007.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
     (1) Financial Statements

Pages in Form 10-K
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	page 43

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	page 45
Statements of Income	page 46
Statements of Changes in Stockholders’ Equity	page 47
Statements of Cash Flows	page 48
Notes to Consolidated Financial Statements	page 49 - 72
     (2) Financial Statement Schedules
     All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
     The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:
     (3) Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of Citizens First Bancorp, Inc. (1)

10.1	Form of Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between Citizens First Savings Bank and J. Stephen Armstrong (2)

10.8	Change in Control Agreement between Citizens First Savings Bank and Douglas E. Brandewie (6)

10.9	Change in Control Agreement between Citizens First Savings Bank and William G. Oldford, Jr. (6)

10.10	Change in Control Agreement between Citizens First Savings Bank and Richard Stafford (6)

10.11	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.12	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.13	Amended and Restated Executive Stock Ownership Plan (4)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.1	Consent of BDO Seidman, LLP

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on July 1, 2001 (Registration No. 0-32041)

(6)	Incorporated by reference into this document from the Exhibits to the Form 10-K as filed with the Securities and Exchange Commission on March 23, 2006 (Registration No. 0-32041).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Bancorp, Inc.

Date: March 14, 2007	By:	/s/ Marshall J. Campbell Marshall J. Campbell
Chairman of the Board,
President and Chief
Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Marshall J. Campbell Marshall J. Campbell	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 14, 2007

/s/ Timothy D. Regan Timothy D. Regan	Secretary, Treasurer (principal accounting and financial officer)	March 14, 2007

/s/ Ronald W. Cooley Ronald W. Cooley	Director	March 14, 2007

/s/ Gerald Bouchard Gerald Bouchard	Director	March 14, 2007

/s/ Walid Demashkieh Walid Demashkieh	Director	March 14, 2007

/s/ Robert Patterson Robert Patterson	Director	March 14, 2007

Exhibit Index

3.1	Certificate of Incorporation of the Citizens First Bancorp, Inc. (1)

3.2	Bylaws of the Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of the Citizens First Bancorp, Inc. (1)

10.1	Form of the Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of the Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of the Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between the Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between the Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between the Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between the Citizens First Savings Bank and J. Stephen Armstrong (2)

10.8	Change in Control Agreement between the Citizens First Savings Bank and Douglas E. Brandewie (6)

10.9	Change in Control Agreement between Citizens First Savings Bank and William G. Oldford, Jr. (6)

10.10	Change in Control Agreement between Citizens First Savings Bank and Richard Stafford (6)

10.11	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.12	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.13	Amended and Restated Executive Stock Ownership Plan (4)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.1	Consent of BDO Seidman, LLP

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on July 1, 2001 (Registration No. 0-32041)

(6)	Incorporated by reference into this document from the Exhibits to the Form 10-K as filed with the Securities and Exchange Commission on March 23, 2006 (Registration No. 0-32041).