Form 10-Q
period 2007-03-31
CITIZENS FIRST BANCORP INC
filed 2007-05-10
CIK 1127442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,423,414 shares of common stock, par value $0.01 per share, outstanding as of May 4, 2007.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)

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

Signatures

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 10
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART 1 – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	March 31,	December 31,
	2007	2006
ASSETS

Cash and due from depository institutions	$18,744	$24,722
Federal funds sold	—	—
Interest-bearing deposits in other depository institutions	62	101

Total cash and cash equivalents	18,806	24,823

Certificates of deposit	221	221
Securities available for sale, at fair value	61,807	62,248
Federal Home Loan Bank stock, at cost	19,360	19,360
Loans held for sale	5,044	2,097
Loans, less allowance for loan losses of $14,490 and $14,304 (Note 6)	1,602,596	1,582,411
Premises and equipment, net	43,346	43,265
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $1,799 and $1,698 (Note 5)	2,601	2,702
Accrued interest receivable and other assets	28,803	28,201

Total assets	$1,792,398	$1,775,142

LIABILITIES
Deposits:
Noninterest-bearing	$97,063	$96,193
Interest-bearing	1,085,517	1,090,465

Total deposits	1,182,580	1,186,658

Federal Home Loan Bank advances	383,096	348,914
Federal funds purchased	33,919	51,095
Accrued interest payable and other liabilities	13,225	11,161

Total liabilities	1,612,820	1,597,828

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	94,988	94,818
Retained earnings	111,896	110,289
Accumulated other comprehensive loss	(319)	(422)
Treasury stock, at cost (1,366,899 and 1,373,424 shares)	(24,676)	(24,760)
Deferred compensation obligation	3,708	3,583
Unearned compensation – ESOP	(6,114)	(6,289)

Total stockholders’ equity	179,578	177,314

Total liabilities and stockholders’ equity	$1,792,398	$1,775,142

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Loans, including fees	$28,825	$24,942
Federal funds sold and interest bearing deposits	8	23
Certificates of Deposit	3	—
Securities:
Tax-exempt	177	180
Taxable	572	950

Total interest income	29,585	26,095
INTEREST EXPENSE
Deposits	10,844	7,954
Short-term borrowings	622	1,075
FHLB advances	4,265	3,735

Total interest expense	15,731	12,764

NET INTEREST INCOME	13,854	13,331
PROVISION FOR LOAN LOSSES	1,259	870

NET INTEREST INCOME, after provision for loan losses	12,595	12,461
NONINTEREST INCOME
Service charges and other fees	838	601
Mortgage banking activities	599	514
Trust fee income	329	309
Other	(21)	82

Total noninterest income	1,745	1,506

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,865	5,842
Office occupancy and equipment	1,947	1,830
Advertising and business promotion	227	186
Stationery, printing and supplies	359	526
Data processing	21	428
Professional fees	1,050	817
Core deposit intangible amortization	101	119
Other	1,210	1,146

Total noninterest expense	10,780	10,894

INCOME, before federal income tax expense	3,560	3,073
Federal income tax expense	1,195	1,028

NET INCOME	$2,365	$2,045

EARNINGS PER SHARE, BASIC AND DILUTED	$0.29	$0.26

DIVIDENDS PER SHARE	$0.09	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Three months ended March 31, 2006

Balance, January 1, 2006	$95	$93,848	$104,054	$(898)	$(24,653)	$3,111	$(6,987)	$168,570

Exercise of stock options		100			530			630

Purchase of treasury stock					(15)			(15)

Deferred compensation						117		117

Allocation of ESOP shares		167					175	342

Dividends paid ($.09 per share)			(759)					(759)

Net income			2,045					2,045
Change in net unrealized loss on securities available for sale, net of tax effect of $14				26				26

Total comprehensive income								2,071

Balance, March 31, 2006	$95	$94,115	$105,340	$(872)	$(24,138)	$3,228	$(6,812)	$170,956

Three months ended March 31, 2007

Balance, January 1, 2007	$95	$94,818	$110,289	$(422)	$(24,760)	$3,583	$(6,289)	$177,314

Exercise of stock options		17			93			110

Purchase of treasury stock					(9)			(9)

Deferred compensation						125		125

Allocation of ESOP shares		153					175	328

Dividends paid ($.09 per share)			(758)					(758)

Net income			2,365					2,365
Change in net unrealized loss on securities available for sale, net of tax effect of $55				103				103

Total comprehensive income								2,468

Balance, March 31, 2007	$95	$94,988	$111,896	$(319)	$(24,676)	$3,708	$(6,114)	$179,578

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$2,365	$2,045
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,259	870
Deferred compensation and ESOP	453	459
Depreciation	779	642
Core deposit intangible amortization	101	119
Amortization of securities	199	153
Proceeds from sale of mortgage loans held for sale	30,412	24,847
Origination of mortgage loans held for sale	(33,098)	(25,247)
Gain on sale of mortgage loans	(261)	(76)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(2,755)	(2,179)
Increase in accrued interest payable and other liabilities	2,064	184

Net cash provided by operating activities	1,518	1,817
LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	1,953	4,769
Purchase of securities available for sale	(1,553)	(514)
Purchase of Federal Home Loan Bank stock	—	(1,802)
Net increase in loans	(19,552)	(69,958)
Proceeds from sale of other real estate owned, held for sale	206	106
Proceeds from sale of premises and equipment	—	4
Purchase of premises and equipment	(860)	(1,942)

Net cash used in lending and investing activities	(19,806)	(69,337)
DEPOSIT AND FINANCING ACTIVITIES
Net increase/(decrease) in deposits	(4,078)	68,035
Net increase/(decrease) in federal funds purchased	(17,176)	18,569
Proceeds from exercises of stock options	110	630
Repayment of line of credit	—	(3,950)
Payment of dividends	(758)	(759)
Purchase of treasury stock	(9)	(15)
Repayment of FHLB advances	(1,818)	(135,661)
Proceeds from FHLB advances	36,000	107,100

Net cash provided by deposit and financing activities	12,271	53,949
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,017)	(13,571)
CASH AND CASH EQUIVALENTS, beginning of period	24,823	47,591

CASH AND CASH EQUIVALENTS, end of period	$18,806	$34,020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$14,723	$12,510
Federal income taxes	—	340
Supplemental noncash disclosure:
Transfers from loans to other real estate	1,892	512
See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Citizens First Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157. The Company did not early adopt SFAS No. 159. The Company has not determined the impact of adopting SFAS No. 159 will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS No. 157 will have on its financial statements.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. Adoption of this Statement was required as of the beginning of the first fiscal year that began after September 15, 2006. The adoption of SFAS No. 156 effective January 1, 2007 did not have a material effect on the consolidated financial statements of the Company. In addition, the Company has elected the amortization method for subsequent balance sheet reporting.
NOTE 3 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment using the modified-prospective transition method. SFAS No. 123(R) established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. No options were granted since the second quarter 2005. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed.
     At March 31, 2007, stock options outstanding had a weighted average remaining contractual life of 7.1 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at March 31, 2007:

		Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Value
$23.00 - $24.00	13,847	6.9 years	$23.90	(1)
$20.00 - $22.99	2,400	8.1 years	21.91	$2,088
$19.00 - $19.99	79,094	8.0 years	19.93	225,418
$18.00 - $18.99	82,560	6.0 years	18.81	327,763

Total	177,901		$19.75	$555,269

(1)	Tranche exercise price was below the closing price at March 30, 2007, the last business day of the quarter.
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
     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Net income	$2,365	$2,045

Average number of common shares outstanding used to calculate basic earnings per common share	8,031,322	7,903,485
Effect of dilutive securities	15,220	22,695

Average number of common shares outstanding used to calculate diluted earnings per common share	8,046,542	7,926,180

Number of antidilutive stock options excluded from diluted earnings per share computation	—	—

NOTE 5 – GOODWILL AND INTANGIBLES
     Goodwill in the amount of $9.8 million and core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at March 31, 2007 and December 31, 2006 were $2.6 million and $2.7 million, respectively. Amortization expense for the next 5 years is as follows: $405,000 in 2007, and $383,000 in 2008, 2009, 2010 and 2011, respectively. Annually, the core deposit intangible is evaluated for impairment by comparing the total dollar value of deposits purchased in 2004 to the amount remaining as of the testing date. Based on our analysis in the 4th quarter 2006, no impairment of the identifiable intangible asset has occurred.
NOTE 6 — LOANS
     Loans were as follows (in thousands):

	March 31,	December 31,
	2007	2006
Real estate loans:
One-to four-family	$514,800	$513,139
Commercial and multi-family	425,865	432,009
Residential construction	123,202	127,777
Home equity and lines of credit	135,536	137,112

	1,199,403	1,210,037
Commercial loans	316,397	280,005
Consumer loans:
Vehicles	78,148	83,435
Other	23,276	23,820

	101,424	107,255

Total loans	1,617,224	1,597,297
Less:
Allowance for loan losses	14,490	14,304
Net deferred loan fees	138	582

Net loans	$1,602,596	$1,582,411

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
     The total contractual amounts of standby letters of credit were $7.8 million and $8.8 million at March 31, 2007 and December 31, 2006, respectively. There were no contractual amounts outstanding of commercial letters of credit at March 31, 2007 or December 31, 2006.
     At March 31, 2007, the Company had outstanding commitments to originate loans of $333.6 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $4.1 million and $3.9 million at March 31, 2007 and December 31, 2006, respectively. The fair value of forward contracts was insignificant at March 31, 2007 and December 31, 2006.
NOTE 8 - INCOME TAXES
     Effective January 1, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (the Interpretation). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no impact on the Company’s financial statements. Based upon our calculations, the Company does not have any amount of unrecognized tax benefits, including accrued interest, as of January 1, 2007.
     The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.
     The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.
     The Company’s federal income tax returns are open and subject to examination from the 2005 tax return year and forward, as the Company was recently audit in 2006 for the tax year ended December 31, 2004. The Company’s various state income tax returns are generally open from the 2002 and later tax return years based on individual state statute of limitations.
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
CRITICAL ACCOUNTING POLICIES. As of March 31, 2007, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2006. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2006 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, its valuation of mortgage servicing rights and goodwill and intangibles.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

     Summary. Total assets increased $17.3 million, or 1.0% to $1.792 billion at March 31, 2007 from $1.775 billion at December 31, 2006, primarily due to an increase of $30.3 million, or 4.3% in the commercial loan portfolio. A significant amount of the commercial loan growth was due to an increase in the volume generated from our experienced commercial loan officers located in the Macomb and Oakland county markets. The increase in total assets was partially offset by a decrease of cash and due from depository institutions of $6.0 million and a decrease in consumer loans of $5.8 million. The consumer loan decrease is related to management’s decision to reduce indirect lending due to the recent economic conditions of the State of Michigan and the performance of these types of credits.
     Total liabilities increased $15.0 million, or 0.94%, to $1.613 billion at March 31, 2007 from $1.598 billion at December 31, 2006. The primary reason for the increase was due to an increase of $34.2 million in FHLB advances, partially offset by a decrease in Fed Funds purchased of $17.2 million. At March 31, 2007, brokered deposits totaled $78.1 million or 6.6% of total deposits. Based on our forecasted loan growth versus the expected deposit growth, management expects that FHLB advances and/or brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense after analyzing maturity and repricing data and balancing interest rate risk. Total deposits decreased $4.1 million, or 0.3%, from December 31, 2006, primarily due to a decrease of $10.6 million in money market accounts, offset by a increase in certificate of deposits of $7.9 million mostly attributed to municipalities and other public entities.
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $27.1 million at March 31, 2007 compared to $25.7 million at December 31, 2006, an increase of $1.4 million, or 5.6%. Correspondingly, nonperforming assets as a percentage of total assets increased to 1.76% at March 31, 2007 compared to 1.63% at December 31, 2006. Additionally and as expected, our trend in nonperforming assets is similar to our peers’ trends who are located in the State of Michigan. As indicated by the table below, a majority of the increase in total nonperforming assets resulted from the increase in real estate and other assets owned and nonperforming real estate loans. The Company does not hold any sub-prime loans in our loan portfolio. These assets are continuously monitored, have been under the management of our experienced special asset team and workout plans are in place to mitigate any potential losses. As previously mentioned, the economic conditions of the State of Michigan are a primary cause for the increase in nonperforming assets. Our underwriting standards are more thoroughly discussed in the Company’s Form 10-K. We expect nonperforming assets to remain flat or increase slightly over the next several months as economic data for our market areas continue to exhibit underperforming results. Additionally, we have been proactive in managing our Other Real Estate Owned (OREO) portfolio using the recently formed Coastal Equity Partners subsidiary. The Company has allocated resources to this subsidiary to allow successful management over the real estate activities, which may include leasing or selling OREO properties to the highest bidder.
     The following table sets forth information regarding nonperforming assets (in thousands):

	March 31,	December 31,
	2007	2006
Nonperforming loans:
Real estate	$14,352	$13,400
Commercial	10,888	10,974
Consumer	1,875	1,293

Total	27,115	25,667
Real estate and other assets owned	4,432	3,253

Total nonperforming assets	$31,547	$28,920

Total nonperforming loans as a percentage of total loans	1.68%	1.61%
Total nonperforming assets as a percentage of total assets	1.76%	1.63%
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

	Three Months
	ended March 31,
	2007	2006
Balance, beginning of period	$14,304	$13,546
Provision for loan losses	1,259	870
Charge-offs	(1,272)	(535)
Recoveries	199	79

Balance, end of period	$14,490	$13,960

Allowance for loan losses to total loans	0.90%	0.92%
Allowance for loans losses to nonperforming loans	53.44%	75.56%
     Deposits. Deposits decreased $4.1 million, or 0.3%, from December 31, 2006 to $1.183 billion at March 31, 2007. The decrease in interest bearing deposits of $5.0 million, or 0.5%, was primarily due to a decrease of $10.6 million in money market accounts. This decrease was partially offset by an increase of $7.9 million, or 1.3%, in certificates of deposits due to various promotions of these types of deposits implemented during the quarter and an increase of deposits held from municipalities and other public entities.
COMPARISON OF OPERATING RESULTS FOR THE THREE PERIODS ENDED MARCH 31, 2007 AND 2006
     Summary. Net income for the three months ended March 31, 2007 increased $320,000, or 15.7% to $2.4 million from $2.045 million compared the same period in 2006. The increase was primarily due to an increase of net interest income after provision for loan losses of $134,000 over the same period last year. Additionally, noninterest income increased $269,000, primarily due to an increase in service charges and other fees. During the three months ended March 31, 2007, noninterest expense decreased by $114,000 as compared to the same period last year.
     Net Interest Income. Net interest income, before provision for loan losses, for the three months ended March 31, 2007 totaled $13.9 million, an increase of 3.9% as compared to $13.3 million for the same period in the prior year. Due to the competitive nature in attracting new deposits, offering rates increased at a faster rate than market lending rates during the three months ended March 31, 2007 as compared to the previous period, as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increased costs of attracting new deposits and an increase in the cost of borrowings to fund loan growth has continued to compress net interest margin, which fell 10 basis points to 3.31% at March 31, 2007 as compared to 3.41% for March 31, 2006.
     The following tables present an analysis of net interest margin for the three month periods ending March 31, 2007 and 2006 (in thousands).

	For the Three Months Ended March 31,
	2007			2006			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
				ok	ok	ok
Assets

Loans (1)	$1,606,950	$28,825	7.27%	$1,473,573	$24,942	6.86%	$2,287	$1,596	$3,883
Certificates of deposit	285	3	4.27%
Securities (2):
Taxable	40,127	326	3.29%	56,469	738	5.30%	(217)	(195)	(412)
Tax-exempt	30,268	177	2.37%	31,280	180	2.33%	(6)	3	(3)
Federal funds sold	446	6	5.46%	1,169	11	3.82%	(7)	2	(5)
Federal Home Loan Bank stock	19,360	246	5.15%	18,591	212	4.62%	9	25	34
Interest earning deposits	72	2	11.27%	2,198	12	2.21%	(12)	2	(10)

Total interest-earning assets	1,697,508	29,585	7.07%	1,583,280	26,095	6.68%	2,055	1,432	3,490

Noninterest-earning assets	79,016			83,215

Total assets	$1,776,524			$1,666,495

Liabilities
Deposits:
Savings	$113,057	$541	1.94%	$105,777	$314	1.20%	$22	$205	$227
NOW	89,219	204	0.93%	94,709	128	0.55%	(8)	84	76
Money market	258,497	2,467	3.87%	285,698	2,563	3.64%	(248)	152	(96)
Certificates of deposit	630,608	7,632	4.91%	502,978	4,949	3.99%	1,273	1,410	2,683

Total interest bearing deposits	1,091,381	10,844	4.03%	989,162	7,954	3.26%	1,040	1,850	2,890
Short-term borrowings	44,764	622	5.64%	84,006	1,075	5.19%	(509)	56	(453)
FHLB advances	353,286	4,265	4.90%	321,433	3,735	4.71%	375	155	530

Total interest-bearing liabilities	1,489,431	15,731	4.28%	1,394,601	12,764	3.71%	906	2,061	2,967

Non-interest bearing deposits	83,557			88,198
Other Noninterest-bearing liabilities	15,021			14,533

Total liabilities	1,588,009			1,497,332
Stockholders’ equity	178,564			169,163

Total liabilities and stockholders’ equity	$1,766,573			$1,666,495

Net interest-earning assets	$208,077			$188,679

Net interest income		$13,854			$13,331				$523

Interest rate spread (3)			2.79%			2.97%
Net interest margin as a percentage of interest-earning assets (4)			3.31%			3.41%
Ratio of interest-earning assets to interest-bearing liabilities			113.97%			113.53%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
     Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2007 was $1.3 million as compared to $870,000 for the same period in the prior year. The changes in the provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business and historical charge off rates in the overall loan portfolio. Reserves were provided in line with the loan growth and an increase in actual net charge offs of $617,000 over the same period last year. The loan loss allowance as a percentage of total loans remained unchanged at 0.90% at March 31, 2007 and December 31, 2006, based upon our detailed analysis of the allowance for loan losses performed at March 31, 2007. The allowance for loan losses as a percentage of nonperforming loans decreased from 55.7% at December 31, 2006 to 53.4% at March 31, 2007 as a result of the increase in nonperforming loans compared to the increase in the allowance for loan losses. The allowance for loan loss analysis includes potential losses in the loan portfolio. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at March 31, 2007 ..
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

     Noninterest Income. Noninterest income for the three months ended March 31, 2007 increased $239,000, or 18.2%, to $1.8 million compared to $1.5 million, respectively, for the same period in the prior year. The increase was mainly attributable to an increase of service charges and other fees of $237,000, or 39.4%, over the same period in the prior year. The Company is in the process of reviewing the performance of our investment securities portfolio. We expect to sell certain investment securities during the next few months at a potential net loss and use the proceeds from the sales to invest in securities that appear to perform better in the current interest rate environment. Management recognizes the existing and future opportunities of recent financial institution consolidations and will execute a plan to take advantage of these events to increase our core customer base.
     Noninterest Expense. Noninterest expense for the three months ended March 31, 2007 decreased 1.3% to $10.8 million compared to $10.9 million, respectively, for the same time periods in the prior year. The decrease was primarily from a $407,000 reduction in the cost of data processing, offset by an increase of $263,000 in professional fees. As discussed in previous Filings, we have invested a significant amount of resources, in employees and capital expenditures, over the last 2 years. As evidenced by the decrease in noninterest expense over the previous same quarter, these investments are paying off, not only in financial measurements, but in the way we service our customers and employees. We expect noninterest expense to remain flat or increase slightly over the next several months.
     LIQUIDITY AND CAPITAL RESOURCES
     Liquidity is the ability to meet current and future financial obligations, including the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments, sales of loans in the secondary market, maturities and sales of investment securities, borrowings from the FHLB and brokered deposits. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the three months ended March 31, 2007, the Company originated $134.1 million of loans and purchased $1.6 million of securities and in fiscal 2006, originated $530.9 million of loans and purchased $2.5 million of securities.
     The Asset/Liability Committee is in the process of evaluating our mortgage loan portfolio. Over the next few months the Company plans to securitize approximately $27 million of fixed-rate mortgage loans and retain the securities as investment instruments. The primary purposes is to provide liquidity. The affect to earnings is expected to be minimal.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and short-term investments totaled $18.8 million and securities classified as available for sale totaled $61.8 million.
     The Company originates fixed-rate mortgage loans conforming to Freddie Mac and Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $30.4 million and $107.8 million for the three months ended March 31, 2007 and year ended December 31, 2006, respectively.
     Financing activities consist primarily of activity in deposit accounts, overnight borrowings from our correspondent banks, FHLB advances and brokered deposits. Year to date, the Company experienced a net decrease in total deposits of $4.1 million for the three months ended March 31, verses a net increase of $114.5 million during the fiscal year ended December 31, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. The Company continues to seek new customers in our recently expanded markets of Macomb and Oakland counties.

     The Company has the ability to borrow a total of approximately $598.8 million, $144.1 million from its correspondent banks and $454.7 million from the FHLB, of which $33.9 million and $383.1 million were outstanding at March 31, 2007, respectively. Included in the total amount of available borrowings from its correspondent banks is a bank line-of-credit in the amount of $25.0 million, of which $0 was outstanding at March 31, 2007.
     At March 31, 2007, the Company had outstanding commitments to originate loans of $333.6 million, of which $89.1 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. The Company has relationships with various brokers to originate brokered deposits in the open market. Brokered deposits provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of March 31, 2007 totaled $498.3 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, the Bank exceeded all of the regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2007, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

     The Company was recently served with a lawsuit filed by Citizens Republic Bancorp which challenges the ability of the Company to use its trade name in Oakland and Macomb Counties in the State of Michigan. Since the lawsuit was only recently filed, minimal activity has occurred in the case. The Company will vigorously defend its right to use its trade name which it has used for several decades and properly perfected with the U.S. Trademark Office.
     Additionally, periodically there have been various claims and lawsuits involving the Company such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. Neither the Company or its subsidiaries are a party to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations the Company.
Item 1a. Risk Factors
     As of March 31, 2007, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the first quarter 395 deferred compensation stock units for the aggregate consideration of approximately $9,000, which included board fees. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

10	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.
Dated: May 9, 2007	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2007	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

10	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, initially filed with the Commission on November 3, 2000, Registration No. 333-49234.