Form 10-Q
period 2007-06-30
CITIZENS FIRST BANCORP INC
filed 2007-08-09
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,320,414 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2007.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	1
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2007 and 2006 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1a.	Rick Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
	Signatures	18
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Change in Control Agreement
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350
Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	June 30,	December 31,
	2007	2006
ASSETS

Cash and due from depository institutions	$18,482	$24,722
Interest-bearing deposits in other depository institutions	51	101

Total cash and cash equivalents	18,533	24,823

Certificates of deposit	319	320
Securities available for sale, at fair value	109,225	62,149
Federal Home Loan Bank stock, at cost	20,523	19,360
Loans held for sale	5,642	2,097
Loans, less allowance for loan losses of $14,327 and $14,304 (Note 6)	1,533,620	1,582,411
Premises and equipment, net	43,975	43,265
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $1,901 and $1,698 (Note 5)	2,499	2,702
Accrued interest receivable and other assets	42,419	28,201

Total assets	$1,786,569	$1,775,142

LIABILITIES
Deposits:
Noninterest-bearing	$99,371	$96,193
Interest-bearing	1,020,122	1,090,465

Total deposits	1,119,493	1,186,658

Federal Home Loan Bank advances	410,467	348,914
Federal funds purchased	67,224	51,095
Accrued interest payable and other liabilities	11,303	11,161

Total liabilities	1,608,487	1,597,828

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	95,097	94,818
Retained earnings	113,293	110,289
Accumulated other comprehensive loss	(739)	(422)
Treasury stock, at cost (1,474,900 and 1,373,424 shares)	(27,592)	(24,760)
Deferred compensation obligation	3,868	3,583
Unearned compensation — ESOP	(5,940)	(6,289)

Total stockholders’ equity	178,082	177,314

Total liabilities and stockholders’ equity	$1,786,569	$1,775,142

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$28,416	$26,716	$57,241	$51,658
Federal funds sold and interest bearing deposits	6	48	14	71
Certificates of Deposit	6	—	9	—
Securities:
Tax-exempt	219	255	396	435
Taxable	900	825	1,473	1,775

Total interest income	29,547	27,844	59,133	53,939
INTEREST EXPENSE
Deposits	10,400	9,409	21,244	17,363
Short-term borrowings	805	765	1,428	1,840
FHLB advances	4,861	4,063	9,126	7,798

Total interest expense	16,066	14,237	31,798	27,001

NET INTEREST INCOME	13,481	13,607	27,335	26,938
PROVISION FOR LOAN LOSSES	491	710	1,750	1,580

NET INTEREST INCOME, after provision for loan losses	12,990	12,897	25,585	25,358
NONINTEREST INCOME
Service charges and other fees	867	636	1,705	1,237
Mortgage banking activities	632	495	1,231	1,009
Trust fee income	359	370	688	679
Loss on sale of securities available for sale	(26)	—	(26)	—
Other	157	21	250	70

Total noninterest income	1,989	1,522	3,848	2,995

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	6,175	5,810	12,040	11,652
Office occupancy and equipment	2,184	1,834	4,131	3,664
Advertising and business promotion	309	381	536	567
Stationery, printing and supplies	308	686	667	1,212
Data processing	20	253	41	681
Professional fees	1,186	1,116	2,237	1,933
Core deposit intangible amortization	101	119	203	238
Other	1,571	1,426	2,893	2,540

Total noninterest expense	11,854	11,625	22,748	22,487

INCOME, before federal income tax expense	3,125	2,794	6,685	5,866
Federal income tax expense	971	934	2,166	1,962

NET INCOME	$2,154	$1,860	$4,519	$3,904

EARNINGS PER SHARE, BASIC	$0.27	$0.24	$0.56	$0.49

EARNINGS PER SHARE, DILUTED	$0.27	$0.23	$0.56	$0.49

DIVIDENDS PER SHARE	$0.09	$0.09	$0.18	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Six months ended June 30, 2006

Balance, January 1, 2006	$95	$93,848	$104,054	$(898)	$(24,653)	$3,111	$(6,987)	$168,570

Exercise of stock options		202			962			1,164

Purchase of treasury stock					(560)			(560)

Deferred compensation						247		247

Allocation of ESOP shares		364					349	713

Dividends paid ($.18 per share)			(1,516)					(1,516)

Net income			3,904					3,904
Change in net unrealized loss on securities available for sale, net of tax effect of $(80)				(149)				(149)

Total comprehensive income								3,755

Balance, June 30, 2006	$95	$94,414	$106,442	$(1,047)	$(24,251)	$3,358	$(6,638)	$172,373

Six months ended June 30, 2007

Balance, January 1, 2007	$95	$94,818	$110,289	$(422)	$(24,760)	$3,583	$(6,289)	$177,314

Exercise of stock options		18			100			118

Purchase of treasury stock (103,000 shares)					(2,932)			(2,932)

Deferred compensation						285		285

Allocation of ESOP shares		261					349	610

Dividends paid ($.18 per share)			(1,515)					(1,515)

Net income			4,519					4,519
Change in net unrealized loss on securities available for sale, net of tax effect of $(171)				(317)				(317)

Total comprehensive income								4,202

Balance, June 30, 2007	$95	$95,097	$113,293	$(739)	$(27,592)	$3,868	$(5,940)	$178,082

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$4,519	$3,904
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,750	1,580
Deferred compensation and ESOP	895	960
Depreciation	1,598	1,326
Core deposit intangible amortization	203	238
Amortization of securities	698	282
Proceeds from sale of mortgage loans held for sale	67,577	54,333
Origination of mortgage loans held for sale	(71,141)	(53,881)
(Gain) loss on sale of mortgage loans	19	(130)
(Gain) loss on sale of premises and equipment	(11)	6
Loss on sale of securities available for sale	26	—
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(18,586)	(1,058)
Increase in accrued interest payable and other liabilities	142	668

Net cash provided by operating activities	(12,311)	8,228
LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	9,179	6,628
Proceeds from sale of securities available for sale	1,748	—
Purchase of securities available for sale	(8,374)	(1,489)
Purchase of Federal Home Loan Bank stock	(1,163)	(1,802)
Net (increase) decrease in loans	(472)	(107,384)
Proceeds from sale of other real estate owned, held for sale	1,212	—
Proceeds from sale of premises and equipment	21	4
Purchase of premises and equipment	(2,318)	(5,444)

Net cash used in lending and investing activities	(167)	(109,487)
DEPOSIT AND FINANCING ACTIVITIES
Net increase (decrease) in deposits	(67,165)	69,506
Net increase in federal funds purchased	16,129	13,948
Proceeds from exercises of stock options	118	1,164
Repayment of line of credit	—	(3,950)
Payment of dividends	(1,515)	(1,516)
Purchase of treasury stock	(2,932)	(560)
Repayment of FHLB advances	(9,013)	(354,201)
Proceeds from FHLB advances	70,566	351,700

Net cash provided by deposit and financing activities	6,188	76,091
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,290)	(25,168)
CASH AND CASH EQUIVALENTS, beginning of period	24,823	47,591

CASH AND CASH EQUIVALENTS, end of period	$18,533	$22,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$31,861	$26,633
Federal income taxes	1,350	1,360
Supplemental noncash disclosure:
Transfers from loans to other real estate	3,327	840
Transfers from loans to loans held for sale	51,386	79,000
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
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, CFS Insurance Agency, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities, such as leasing and/or selling our Other Real Estate Owned assets. All significant intercompany transactions and balances have been eliminated in consolidation.
NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company on January 1, 2007. The Company has not determined the impact of adopting SFAS No. 157 will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice as follows: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for the Company on January 1, 2007. The Company has not determined the impact of adopting SFAS No. 157 will have on its consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. The adoption of SFAS No. 156, effective January 1, 2007, did not have a material effect on the consolidated financial statements of the Company. In addition, the Company has elected the amortization method for subsequent balance sheet reporting.
     In June 2007, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which becomes effective for the Company January 1, 2008. This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate. This Issue also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates. Tax benefits for dividends recorded to APIC would be available to absorb future stock compensation tax deficiencies. This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application of this Issue is prohibited. Management has not completed its review of this new guidance, but expects the effect upon implementation will not be material to the Company’s consolidated financial statements.
NOTE 3 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) using the modified-prospective transition method. SFAS No. 123(R), Share Based Payment, established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. No options were granted since May 17, 2005. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed.
     At June 30, 2007, stock options outstanding had a weighted average remaining contractual life of 6.8 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at June 30, 2007:

		Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Value
$23.00 - $24.00	13,847	6.7 years	$23.90	(1)
$20.00 - $22.99	2,400	7.8 years	21.91	(1)

$19.00 - $19.99	78,914	7.7 years	19.93	$147,569
$18.00 - $18.99	82,360	5.7 years	18.81	246,256

Total	177,521		$19.75	$393,826

(1)	Tranche exercise price was below the closing price at June 29, 2007, the last business day of the quarter.
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

     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,154	$1,860	$4,519	$3,904

Average number of common shares outstanding used to calculate basic earnings per common share	7,995,104	7,920,966	8,007,807	7,933,668
Effect of dilutive securities	1,068	31,082	8,045	26,473

Average number of common shares outstanding used to calculate diluted earnings per common share	7,996,172	7,952,048	8,015,852	7,960,141

Number of antidilutive stock options excluded from diluted earnings per share computation	13,847	—	—	—

NOTE 5 — GOODWILL AND INTANGIBLES
     Goodwill in the amount of $9.8 million and core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at June 30, 2007 and December 31, 2006 were $2.5 million and $2.7 million, respectively. Amortization expense for the next 5 years is as follows: $405,000 in 2007, and $383,000 in 2008, 2009, 2010 and 2011, respectively. Annually, the core deposit intangible is evaluated for impairment by comparing the total dollar value of deposits purchased in 2004 to the amount remaining as of the testing date. Based on our analysis in the 4th quarter 2006, no impairment of the identifiable intangible asset has occurred.
NOTE 6 — LOANS
     Loans were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Real estate loans:
One-to four-family	$463,081	$513,139
Commercial and multi-family	439,475	432,009
Residential construction	115,302	127,777
Home equity and lines of credit	133,989	137,112

	1,151,847	1,210,037
Commercial loans	298,508	280,005
Consumer loans:
Vehicles	72,763	83,435
Other	24,770	23,820

	97,533	107,255

Total loans	1,547,888	1,597,297
Less:
Allowance for loan losses	14,327	14,304
Net deferred loan fees	(59)	582

Net loans	$1,533,620	$1,582,411

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
     The total contractual amounts of standby letters of credit were $19.5 million and $8.8 million at June 30, 2007 and December 31, 2006, respectively. There were no contractual amounts outstanding of commercial letters of credit at June 30, 2007 or December 31, 2006.
     At June 30, 2007, the Company had outstanding commitments to originate loans of $367.6 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $3.7 million and $3.9 million at June 30, 2007 and December 31, 2006, respectively. The fair value of forward contracts was insignificant at June 30, 2007 and December 31, 2006.
NOTE 8 — INCOME TAXES
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
     The Company’s federal income tax returns are open and subject to examination from the 2005 tax return year and forward, as the Company was recently audited in 2006 for the tax year ended December 31, 2004. The Company’s various state income tax returns are generally open from the 2002 and later tax return years based on individual state statute of limitations.
     The Michigan Single Business Tax, which expires December 31, 2007, was replaced by the Michigan Business Tax (MBT) in June, 2007. The MBT includes a provision for a Financial Institutions Tax (FIT), which applies to all banks, savings banks, holding companies and all their affiliated companies. The FIT is a tax on combined capital less United States and Michigan municipal obligations using a five-year average at a tax rate of 0.235%. The FIT base may also be reduced by goodwill acquired after July 1, 2007. The Company has not yet determined the impact of this tax on its consolidated financial condition or results of operations.
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
CRITICAL ACCOUNTING POLICIES. As of June 30, 2007, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2006. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2006 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, its valuation of mortgage servicing rights and goodwill and intangibles.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006
     Summary. Total assets increased $11.4 million, or 0.6%, to $1.787 billion at June 30, 2007 from $1.775 billion at December 31, 2006, primarily due to an increase of $26.0 million, or 3.7%, in the commercial loan portfolio. The increase in total assets was partially offset by a decrease of cash and due from depository institutions of $6.2 million and a decrease in consumer loans of $12.8 million. The consumer loan decrease is related to management’s decision in the third quarter of 2006 to reduce vehicle indirect lending due to the recent economic conditions of the State of Michigan.
     Total liabilities increased $10.7 million, or 0.7%, to $1.608 billion at June 30, 2007 from $1.598 billion at December 31, 2006. The primary reason for the increase was due to an increase of $77.7 million in FHLB advances and Federal funds purchased, offset by a decrease in total deposits of $67.2 million (discussed below). Based on our forecasted loan growth versus the recent deposit decline, management expects that FHLB advances, Federal funds purchased and/or brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense after analyzing maturity and repricing data and balancing interest rate risk.
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $30.2 million at June 30, 2007 compared to $25.7 million at December 31, 2006, an increase of $4.6 million, or 17.8%. Correspondingly, nonperforming assets as a percentage of total assets increased to 1.96% at June 30, 2007 compared to 1.63% at December 31, 2006. As indicated by the table below, a majority of the increase in total nonperforming assets resulted from the increase in nonperforming real estate mortgage loans and other real estate owned. The increase in nonperforming real estate mortgage loans is primarily due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan. While most financial institutions who operate in the State of Michigan are experiencing unfavorable results in loans between 30 and 90 days past due category, the Company’s delinquency rate for loans in this category improved by 19.6 % during the quarter. The Company does not hold any sub-prime loans in our loan portfolio.

     The following table sets forth information regarding nonperforming assets (in thousands):

	June 30,	December 31,
	2007	2006
Nonperforming loans:
Real estate	$17,595	$13,400
Commercial	11,100	10,974
Consumer	1,531	1,293

Total	30,226	25,667
Real estate and other assets owned	4,762	3,253

Total nonperforming assets	$34,988	$28,920

Total nonperforming loans as a percentage of total loans	1.95%	1.61%
Total nonperforming assets as a percentage of total assets	1.96%	1.63%
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

	Three Months		Six Months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$14,490	$13,960	$14,304	$13,546
Provision for loan losses	491	710	1,750	1,580
Charge-offs	(820)	(815)	(2,092)	(1,350)
Recoveries	166	98	365	177

Balance, end of period	$14,327	$13,953	$14,327	$13,953

Allowance for loan losses to total loans			0.93%	0.95%
Allowance for loans losses to nonperforming loans			47.40%	73.02%
     Deposits. Deposits decreased $67.2 million, or 5.7%, from December 31, 2006 to $1.119 billion at June 30, 2007. The decrease in interest bearing deposits of $70.3 million, or 6.5%, was primarily due to a decrease of $14.0 million in brokered deposits due to maturity and a net decrease of $4.6 million in public funds due to public entities using funds held for investment with the Company withdrawn for their general operating purposes. Additionally, customers with approximately $10.0 million in aggregate balances did not renew their products with the Company. As mentioned in previous Filings, the Company approaches these types of customers with a discipline focus on rates, service and quatity of our products and thus allowed the customers’ accounts to mature without renewal. This decrease was partially offset by an increase of $3.2 million, or 3.3%, in noninterest-bearing deposits. Deposit growth continues to be effected by general adverse economic conditions experienced in the State of Michigan.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
     Summary. Net income for the three months ended June 30, 2007 increased $294,000, or 15.8%, to $2.2 million from $1.9 million compared to the same period in 2006. Net income for the six months ended June 30, 2007 increased $615,000, or 15.8%, to $4.5 million from $3.9 million compared the same period in 2006. The increase was due to a noninterest income increase of $853,000, primarily due to an increase in service charges and other fees and mortgage banking activities, for the six months ended June 30, 2007 compared to the same period in 2006. During the six months ended June 30, 2007, noninterest expense increased slightly by 1.2%, compared to the same period in 2006.

     Net Interest Income. Net interest income, before provision for loan losses, for the six months ended June 30, 2007 totaled $27.3 million, an increase of 1.5%, as compared to $26.9 million for the same period in the prior year. Due to the competitive nature in attracting new deposits, market rates for deposits increased at a faster rate than market lending rates during the six months ended June 30, 2007 as compared to the same period last year, as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increased costs of attracting new and maintaining current deposits and an increase in the cost of borrowings to fund loan growth compressed net interest margin, which fell 12 basis points to 3.26% for the six months ended June 30, 2007 as compared to 3.38% for the same period last year
     The following tables present an analysis of net interest margin for the three and six month periods ending June 30, 2007 and 2006 (in thousands).

	For the Three Months Ended June 30,
	2007			2006			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,604,856	$28,416	7.10%	$1,527,452	$26,716	7.02%	$1,358	$342	$1,700
Certificates of deposit	319	6	7.54%	—	—	—
Securities (2):
Taxable	39,170	685	7.01%	51,850	597	4.62%	(146)	234	88
Tax-exempt	29,485	219	2.98%	31,221	255	3.28%	(14)	(22)	(36)
Federal funds sold	363	5	5.52%	3,045	35	4.61%	(31)	1	(30)
Federal Home Loan Bank stock	19,813	215	4.35%	19,502	229	4.71%	4	(18)	(14)
Interest earning deposits	107	1	3.75%	1,530	12	3.15%	(11)	0	(11)

Total interest-earning assets	1,694,113	29,547	7.00%	1,634,600	27,844	6.83%	1,159	538	1,703

Noninterest-earning assets	97,567			91,037

Total assets	$1,791,680			$1,725,637

Liabilities
Deposits:
Savings	$115,829	$583	2.02%	$113,312	$421	1.49%	$9	$153	$162
NOW	85,992	171	0.80%	87,727	138	0.63%	(3)	36	33
Money market	242,525	2,315	3.83%	276,238	2,515	3.65%	(308)	108	(200)
Certificates of deposit	604,238	7,331	4.87%	565,672	6,335	4.49%	433	563	996

Total interest bearing deposits	1,048,584	10,400	3.98%	1,042,949	9,409	3.62%	132	859	991
Short-term borrowings	56,969	805	5.67%	61,457	765	4.99%	(56)	96	40
FHLB advances	395,372	4,861	4.93%	336,722	4,063	4.84%	710	88	798

Total interest-bearing liabilities	1,500,925	16,066	4.29%	1,441,128	14,237	3.96%	786	1,043	1,829

Non-interest bearing deposits	95,950			98,433
Other Noninterest-bearing liabilities	15,309			14,923

Total liabilities	1,612,184			1,554,484
Stockholders’ equity	179,496			171,153

Total liabilities and stockholders’ equity	$1,791,680			$1,725,637

Net interest-earning assets	$193,188			$193,472

Net interest income		$13,481			$13,607				$(126)

Interest rate spread (3)			2.71%			2.87%
Net interest margin as a percentage of interest-earning assets (4)			3.19%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities			112.87%			113.43%

	For the Six Months Ended June 30,
	2007			2006			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,605,903	$57,241	7.19%	$1,500,512	$51,658	6.94%	$1,829	$3,754	$5,583
Certificates of deposit	320	9	5.67%	—	—	—
Securities (2):
Taxable	35,351	1,012	5.77%	54,160	1,334	4.97%	(234)	(88)	(322)
Tax-exempt	29,877	396	2.67%	31,250	435	2.81%	(10)	(29)	(39)
Federal funds sold	404	11	5.49%	2,107	47	4.50%	(19)	(17)	(36)
Federal Home Loan Bank stock	19,586	461	4.75%	19,047	441	4.67%	6	14	20
Interest earning deposits	125	3	4.84%	1,864	24	2.60%	(11)	(10)	(21)

Total interest-earning assets	1,691,566	59,133	7.05%	1,608,940	53,939	6.76%	1,561	3,624	5,194

Noninterest-earning assets	92,595			87,126

Total assets	$1,784,161			$1,696,066

Liabilities
Deposits:
Savings	$114,443	$1,124	1.98%	$109,545	$735	1.35%	$17	$372	$389
NOW	87,605	375	0.86%	91,218	265	0.59%	(5)	115	110
Money market	250,511	4,782	3.85%	280,968	5,079	3.65%	(278)	(19)	(297)
Certificates of deposit	617,423	14,963	4.89%	534,325	11,284	4.26%	885	2,794	3,679

Total interest bearing deposits	1,069,982	21,244	4.00%	1,016,056	17,363	3.45%	618	3,263	3,881
Short-term borrowings	50,867	1,428	5.66%	72,731	1,840	5.10%	(279)	(133)	(412)
FHLB advances	374,329	9,126	4.92%	329,077	7,798	4.78%	541	787	1,328

Total interest-bearing liabilities	1,495,178	31,798	4.29%	1,417,864	27,001	3.84%	880	3,917	4,797

Non-interest bearing deposits	94,753			93,316
Other Noninterest-bearing liabilities	15,200			14,728

Total liabilities	1,605,131			1,525,908
Stockholders’ equity	179,030			170,158

Total liabilities and stockholders’ equity	$1,784,161			$1,696,066

Net interest-earning assets	$196,388			$191,076

Net interest income		$27,335			$26,938				$397

Interest rate spread (3)			2.76%			2.92%
Net interest margin as a percentage of interest-earning assets (4)			3.26%			3.38%
Ratio of interest-earning assets to interest-bearing liabilities			113.13%			113.48%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
     Provision for Loan Losses. The provisions for loan losses for the three and six months ended June 30, 2007 were $491,000 and $1.8 million as compared to $710,000 and $1.6 million for the same period in the prior year, respectively. The changes in the provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business and historical charge off rates in the overall loan portfolio. The provision for loan losses decreased by $219,000 for the three months ended June 30, 2007 compared to the same period last year due to a restructuring of our balance sheet as further discussed in the Liquidity section of this Form. The loan loss allowance as a percentage of total loans increased by 3 basis points to 0.93% at June 30, 2007 from 0.90% at December 31, 2006, based upon our detailed analysis of the allowance for loan losses performed at June 30, 2007. The allowance for loan losses as a percentage of nonperforming loans decreased from 55.7% at December 31, 2006 to 47.4% at June 30, 2007 as a result of the increase in nonperforming loans compared to the increase in the allowance for loan losses. The allowance for loan loss analysis includes potential losses in the loan portfolio. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at June 30, 2007.
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
     Noninterest Income. Noninterest income for the three and six months ended June 30, 2007 increased 30.7% to $2.0 million, and 28.5% to $3.8 million compared to $1.5 million and $3.0 million, respectively, for the same periods in the prior year. The increase was mainly attributable to an increase in service charges and other fees of $468,000, or 37.8%, and an increase in mortgage banking activities of $222,000, or 22.0%, for the six months ended June 30, 2007 over the same period in the prior year. The increase in service charges and other fees is a result of our efforts to enhance our available products to customers and revising our service charges on value added products over the last several months. Sales of mortgage loans for the six months ended June 30, 2007, net of the $51.4 million mortgage loan sale is discussed below which contributed approximately $50,000 in additional noninterest income, increased by 24.4% in terms of principal balance compared to the six months ended June 30, 2006.
     Noninterest Expense. Noninterest expense for the three and six months ended June 30, 2007 increased 2.0% to $11.9 million and 1.2% to $22.7 million compared to $11.6 million and $22.5 million, respectively, for the same time periods in the prior year. The increase was primarily due to a $467,000 increase in office occupancy and equipment, primarily as a result of an increase in depreciation expense, offset by a decrease of $640,000 in data processing fees and a $545,000 decrease in stationary, printing and supplies for the six months ended June 30, 2007 compared to the same period in the prior year. These decreases are primarily a result of the integration of in-house core processing and item processing functions completed in the last quarter of 2006. Our compensation and employee benefits expenses have remained relatively flat for the six months ended June 30, 2007 as compared to the increases in these expenses experienced during the first half of 2006. These investments in human capital have allowed us to successfully complete the integration of our in house core processing and item processing functions, thus reducing data processing expenses. We expect noninterest expense to remain flat or increase slightly over the next several months.
     LIQUIDITY AND CAPITAL RESOURCES
     Liquidity is the ability to meet current and future financial obligations, including the ability to have funds available to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments, sales of loans in the secondary market, maturities and sales of investment securities, borrowings from the FHLB, borrowings from its correspondent banks and brokered deposits. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the six months ended June 30, 2007, the Company originated $235.2 million of loans and purchased $8.4 million of securities and in fiscal 2006, originated $511.9 million of loans and purchased $1.5 million of securities.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and short-term investments totaled $18.5 million and securities classified as available for sale totaled $109.2 million.
     The Company originates fixed-rate mortgage loans conforming to Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $67.6 million and $107.8 million for the six months ended June 30, 2007 and year ended December 31, 2006, respectively. During the second quarter of the current period, the Company sold, without recourse, approximately $51.4 million of fixed and variable rate mortgage loans. These mortgage loans were securitized by Fannie Mae (Investor) as Mortgage Backed Securities, of which the Company purchased $50.8 million. The Company retained the servicing rights of these mortgage loans and will remit an average guarantee fee of 30 basis points to the Investor over the life of the securities. The effect of the transaction improved the overall liquidity position of the Company due to the rebalancing of our balance sheet. The effect of this transaction on earnings was immaterial.
     Financing activities consist primarily of activity in deposit accounts, public funds, overnight borrowings from our correspondent banks, FHLB advances and brokered deposits. Year to date, the Company experienced a net decrease in total deposits of $67.2 million for the six months ended June 30, verses a net increase of $114.5 million during the fiscal year ended December 31, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. The Company continues to seek new customers in our recently expanded markets of Macomb and Oakland counties.
     The Company has the ability to borrow a total of approximately $621.2 million, $168.1 million from its correspondent banks and $453.1 million from the FHLB, of which $67.2 million and $410.5 million were outstanding at June 30, 2007, respectively. Included in the total amount of available borrowings from its correspondent banks is a bank line-of-credit in the amount of $25.0 million, of which $0 was outstanding at June 30, 2007.
     At June 30, 2007, the Company had outstanding commitments to originate loans of $367.6 million, of which $86.0 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. The Company has relationships with various brokers to originate brokered deposits in the open market. Brokered deposits provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of June 30, 2007 totaled $457.5 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, the Bank exceeded all of the regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
     The sources of funds as described above have been used to pay dividends, repurchase the Company’s common stock and pay general corporate expenses. The Bancorp may utilize future dividend payments from its subsidiary Bank as an additional funding source. The Bank’s ability to pay dividends and other capital distributions to the Bancorp is generally limited by the Michigan Banking Commissioner and Federal Deposit Insurance Corporation. Additionally, the Michigan Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to the Bancorp, which is otherwise permissible by regulation for safety and soundness reasons.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2007, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.
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
Item 1a. Risk Factors
     As of June 30, 2007, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are in turn used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the second quarter 470 deferred compensation stock units for the aggregate consideration of approximately $10,000. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.
Issuer Purchases of Equity Securities by the Issuer
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of up to 428,701 shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The following table summarizes the Company’s share repurchase activity for the three months ended June 30, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
4/1/2007 to 4/30/2007	—	—	—	199,446
5/1/2007 to 5/31/2007	65,800	$21.43	65,800	133,646
6/1/2007 to 6/30/2007	62,200 (1)	$22.97	37,200	96,446
Total	128,000	$22.20	103,000	96,446

(1)	25,000 shares repurchased during the quarter were credited to a rabbi trust used to fund the Company’s obligations under the director deferred fee agreements.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of the shareholders of the Company was held on May 24, 2007. The results of the vote were as follows:
1.	The following individuals were elected as directors for a three (3) year term:

	VOTES FOR	VOTES WITHHELD
Walid Demashkieh, M.D.	4,368,131	874,240

Janice U. Whipple, J.D.	4,369,295	873,076
     Directors Gerald R. Bouchard and Ronald W. Cooley continue their term until the 2008 Annual Meeting.
     Director Marshall J. Campbell continues his term until the 2009 Annual Meeting.
2.	The ratification of the appointment of BDO Seidman, LLP as independent auditors of Citizens First Bancorp, Inc. for the fiscal year ended December 31, 2007:

FOR	AGAINST	ABSTAIN
5,186,264	31,096	0
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

10	Change in Control Agreement between Citizens First Bancorp, Inc. and Ronald DiCicco

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.

Dated: August 8, 2007	By:	/s/ Marshall J. Campbell

Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2007	By:	/s/ Timothy D. Regan

Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

10	Change in Control Agreement between Citizens First Bancorp, Inc. and Ronald DiCicco

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, initially filed with the Commission on November 3, 2000, Registration No. 333-49234.