Form 10-Q
period 2007-09-30
CITIZENS FIRST BANCORP INC
filed 2007-11-09
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,223,968 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2007.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	1
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1a.	Rick Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signatures	19
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer pursuant to Section 302
Certification of Chief Financial Officer pursuant to Section 302
Certification of Chief Executive Officer pursuant to U.S.C. Section 906
Certification of Chief Financial Officer pursuant to U.S.C. Section 906

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	September 30,	December 31,
	2007	2006
ASSETS

Cash and due from depository institutions	$29,605	$24,722
Interest-bearing deposits in other depository institutions	123	101

Total cash and cash equivalents	29,728	24,823

Certificates of deposit	319	320
Securities available for sale, at fair value	123,119	62,149
Federal Home Loan Bank stock, at cost	22,014	19,360
Loans held for sale	4,160	2,097
Loans, less allowance for loan losses of $20,873 and $14,304 (Note 6)	1,542,864	1,582,411
Premises and equipment, net	43,922	43,265
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $2,002 and $1,698 (Note 5)	2,398	2,702
Accrued interest receivable and other assets	45,661	28,201

Total assets	$1,823,999	$1,775,142

LIABILITIES
Deposits:
Noninterest-bearing	$106,537	$96,193
Interest-bearing	1,093,045	1,090,465

Total deposits	1,199,582	1,186,658

Federal Home Loan Bank advances	440,277	348,914
Federal funds purchased	—	51,095
Accrued interest payable and other liabilities	9,519	11,161

Total liabilities	1,649,378	1,597,828

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	95,162	94,818
Retained earnings	110,271	110,289
Accumulated other comprehensive loss	247	(422)
Treasury stock, at cost (1,566,670 and 1,373,424 shares)	(29,390)	(24,760)
Deferred compensation obligation	4,001	3,583
Unearned compensation – ESOP	(5,765)	(6,289)

Total stockholders’ equity	174,621	177,314

Total liabilities and stockholders’ equity	$1,823,999	$1,775,142

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$27,927	$27,885	$85,168	$79,543
Federal funds sold and interest bearing deposits	17	27	32	98
Certificates of Deposit	2	—	10	—
Securities:
Tax-exempt	245	281	641	716
Taxable	1,310	848	2,783	2,623

Total interest income	29,501	29,041	88,634	82,980
INTEREST EXPENSE
Deposits	10,808	10,385	32,052	27,748
Short-term borrowings	430	823	1,857	2,663
FHLB advances	5,153	4,281	14,279	12,078

Total interest expense	16,391	15,489	48,188	42,489

NET INTEREST INCOME	13,110	13,552	40,446	40,491
PROVISION FOR LOAN LOSSES	7,556	605	9,306	2,185

NET INTEREST INCOME, after provision for loan losses	5,554	12,947	31,140	38,306
NONINTEREST INCOME
Service charges and other fees	971	664	2,677	1,901
Mortgage banking activities	595	506	1,826	1,515
Trust fee income	377	301	1,065	980
Loss on sale of securities available for sale	(31)	—	(58)	—
Other	197	43	414	224

Total noninterest income	2,109	1,514	5,924	4,620

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,448	5,669	17,489	17,321
Office occupancy and equipment	2,275	2,102	6,406	5,766
Advertising and business promotion	377	402	913	969
Stationery, printing and supplies	262	385	928	1,597
Data processing	22	2	63	683
Professional fees	1,069	1,115	3,272	3,047
Core deposit intangible amortization	101	119	304	358
Other	1,639	1,135	4,534	3,787

Total noninterest expense	11,193	10,929	33,909	33,528

INCOME, before federal income tax expense	(3,530)	3,532	3,155	9,398
Federal income tax expense	(1,258)	1,204	908	3,166

NET INCOME	$(2,272)	$2,328	$2,247	$6,232

EARNINGS PER SHARE, BASIC	$(0.29)	$0.29	$0.28	$0.78

EARNINGS PER SHARE, DILUTED	$(0.29)	$0.29	$0.28	$0.78

DIVIDENDS PER SHARE	$0.09	$0.09	$0.27	$0.27

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
 (Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Nine months ended September 30, 2006

Balance, January 1, 2006	$95	$93,848	$104,054	$(898)	$(24,653)	$3,111	$(6,987)	$168,570

Exercise of stock options		205			987			1,192

Purchase of treasury stock					(1,766)			(1,766)

Deferred compensation						790		790

Allocation of ESOP shares		503					523	1,026

Dividends paid ($.27 per share)			(2,275)					(2,275)

Net income			6,232					6,232

Change in net unrealized loss on securities available for sale, net of tax effect of $(153)				285				285

Total comprehensive income								6,517

Balance, September 30, 2006	$95	$94,556	$108,011	$(613)	$(25,432)	$3,901	$(6,464)	$174,054

Nine months ended September 30, 2007

Balance, January 1, 2007	$95	$94,818	$110,289	$(422)	$(24,760)	$3,583	$(6,289)	$177,314

Exercise of stock options		18			100			118

Purchase of treasury stock (199,446 shares)					(4,730)			(4,730)

Deferred compensation						418		418

Allocation of ESOP shares		326					524	850

Dividends paid ($.27 per share)			(2,265)					(2,265)

Net income			2,247					2,247

Change in net unrealized loss on securities available for sale, net of tax effect of $(360)				669				669

Total comprehensive income								2,916

Balance, September 30, 2007	$95	$95,162	$110,271	$247	$(29,390)	$4,001	$(5,765)	$174,621

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$2,247	$6,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,306	2,185
Deferred compensation and ESOP	1,268	1,816
Depreciation	2,457	2,076
Core deposit intangible amortization	304	358
Amortization of securities	326	204
Proceeds from sale of mortgage loans held for sale	98,967	85,082
Origination of mortgage loans held for sale	(101,088)	(84,462)
(Gain) loss on sale of mortgage loans	58	(187)
(Gain) loss on sale of premises and equipment	(8)	22
Loss on sale of securities available for sale	58	—
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(25,374)	(5,569)
(Increase) decrease in accrued interest payable and other liabilities	(1,642)	1,046

Net cash (used in) provided by operating activities	(13,121)	8,803
LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	18,101	13,655
Proceeds from sale of securities available for sale	15,951	—
Purchase of securities available for sale	(43,536)	(1,489)
Purchase of Federal Home Loan Bank stock	(2,654)	(1,985)
Proceeds from redemptions of Federal Home Loan Bank Stock	—	359
Net (increase) in loans	(16,341)	(149,445)
Proceeds from sale of other real estate owned, held for sale	3,296	—
Proceeds from sale of premises and equipment	27	23
Purchase of premises and equipment	(3,133)	(9,018)

Net cash used in lending and investing activities	(28,289)	(147,900)
DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	12,924	106,601
Net increase (decrease) in federal funds purchased	(51,095)	9,885
Proceeds from exercises of stock options	118	1,192
Repayment of line of credit	—	(3,950)
Payment of dividends	(2,265)	(2,275)
Purchase of treasury stock	(4,730)	(1,766)
Repayment of FHLB advances	(45,578)	(537,705)
Proceeds from FHLB advances	136,941	542,900

Net cash provided by deposit and financing activities	46,315	114,882
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,905	(24,215)

CASH AND CASH EQUIVALENTS, beginning of period	$24,823	$47,591

CASH AND CASH EQUIVALENTS, end of period	$29,728	$23,376
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	47,139	41,531
Federal income taxes	2,050	2,120
Supplemental noncash disclosure:
Transfers from loans to other real estate	4,258	1,299
Transfers from loans to loans held for sale	51,386	—
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
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, Citizens First Mortgage, LLC, and Port Huron CDE, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, CFS Insurance Agency, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. Port Huron CDE, LLC is a limited liability company that will target real estate and business investments with a focus on health care, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities, such as leasing and/or selling our Other Real Estate Owned assets. Horizon Captial Management is a registered investment advisor with the state of Michigan. It provides clients with a quantatively driven smallcap offering and a total return global investment model. All significant intercompany transactions and balances have been eliminated in consolidation.
NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company on January 1, 2008. The Company has not determined the impact of adopting SFAS No. 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice as follows: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for the Company on January 1, 2008. The Company has not determined the impact of adopting SFAS No. 157 on its consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, but an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. The adoption of SFAS No. 156, effective January 1, 2007, did not have a material effect on the consolidated financial statements of the Company. In addition, the Company has elected the amortization method for subsequent balance sheet reporting.
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
NOTE 3 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) using the modified-prospective transition method. SFAS No. 123(R), Share Based Payment, established a fair value method of accounting for stock options whereby compensation expense is recognized based on the computed fair value of the options on the grant date. No options have been granted by the Company since May 17, 2005. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed.
     At September 30, 2007, stock options outstanding had a weighted average remaining contractual life of 6.4 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at September 30, 2007:

		Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Value
$23.00 - $24.00	13,768	6.4 years	23.90		(1)
$19.00 - $19.99	78,834	7.5 years	19.93		(1)
$18.00 - $18.99	82,360	5.4 years	18.81		(1)

Total	174,962		$19.72	$—

(1)	Tranche exercise price was below the closing price at September 29, 2007, the last business day of the quarter.
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

     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$(2,272)	$2,328	$2,247	$6,232

Average number of common shares outstanding used to calculate basic earnings per common share	7,957,403	7,927,896	7,982,807	7,953,301
Effect of dilutive securities	—	20,729	1,094	30,700

Average number of common shares outstanding used to calculate diluted earnings per common share	7,957,403	7,948,625	7,983,901	7,984,001

Number of antidilutive stock options excluded from diluted earnings per share computation	92,602	—	13,768	—

NOTE 5 — GOODWILL AND INTANGIBLES
     Goodwill in the amount of $9.8 million and core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at September 30, 2007 and December 31, 2006 were $2.4 million and $2.7 million, respectively. Amortization expense for the next 5 years is as follows: $405,000 in 2007, and $383,000 in 2008, 2009, 2010 and 2011, respectively.
NOTE 6 — LOANS
     Loans were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Real estate loans:
One-to four-family	$477,675	$513,139
Commercial and multi-family	436,357	432,009
Residential construction	113,844	127,777
Home equity and lines of credit	136,244	137,112

	1,164,120	1,210,037
Commercial loans	306,164	280,005
Consumer loans:
Vehicles	67,475	83,435
Other	26,007	23,820

	93,482	107,255

Total loans	1,563,766	1,597,297
Less:
Allowance for loan losses	20,873	14,304
Net deferred loan fees	29	582

Net loans	$1,542,864	$1,582,411

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
     The total contractual amounts of standby letters of credit were $19.7 million and $8.8 million at September 30, 2007 and December 31, 2006, respectively. There were no contractual amounts outstanding of commercial letters of credit at September 30, 2007 or December 31, 2006.
     At September 30, 2007, the Company had outstanding commitments to originate loans of $312.8 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $4.3 million and $3.9 million at September 30, 2007 and December 31, 2006, respectively. The fair value of forward contracts was insignificant at September 30, 2007 and December 31, 2006.
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
CRITICAL ACCOUNTING POLICIES. As of September 30, 2007, there have been no material changes in the disclosures regarding critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2006. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2006 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, mortgage servicing rights and goodwill and intangibles.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
     Summary. Total assets increased $48.9 million, or 2.75%, to $1.824 billion at September 30, 2007 from $1.775 billion at December 31, 2006, primarily due to an increase of $30.5 million, or 4.3% in the commercial loan portfolio and the purchase of $15.2 million in bank owned life insurance. Cash and due from depository institutions increased $4.9 million or 19.8%. Securities available for sale increased $61 million primarily due to a mortgage loan securitization by the Company of approximately $51.4 million of fixed and variable rate mortgage loans. The increase in total assets was partially offset by a decrease in consumer loans of $14.6 million. The consumer loan decrease is related to management’s decision in the third quarter of 2006 to reduce vehicle indirect lending due to the recent economic conditions of the State of Michigan.
     Total liabilities increased $51.6 million, or 3.23%, to $1.649 billion at September 30, 2007 from $1.598 billion at December 31, 2006. The primary reason for the increase was due to an increase of $91.4 million in FHLB advances, offset by a decrease in federal funds purchased of $51.1 million. Total deposits increased $12.9 million (discussed below). Based on our forecasted loan growth versus the recent retail deposit declines, management expects that FHLB advances, federal funds purchased and/or brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense after analyzing maturity and repricing data and balancing interest rate risk.
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $42.7 million at September 30, 2007 compared to $25.7 million at December 31, 2006, an increase of $17.0 million, or 66.3%. Correspondingly, nonperforming assets as a percentage of total assets increased to 2.34% at September 30, 2007 compared to 1.63% at December 31, 2006. As indicated by the table below, a majority of the increase in total nonperforming assets resulted from the increase in nonperforming real estate mortgage loans and other real estate owned. The increase in nonperforming real estate mortgage loans is primarily due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan. The Company does not hold any sub-prime loans in our loan portfolio.

     The following table sets forth information regarding nonperforming assets (in thousands):

	September 30,	December 31,
	2007	2006
Nonperforming loans:
Real estate	$27,453	$13,400
Commercial	13,184	10,974
Consumer	2,034	1,293

Total	42,671	25,667
Real estate and other assets owned	3,454	3,253

Total nonperforming assets	$46,125	$28,920

Total nonperforming loans as a percentage of total loans	2.73%	1.61%
Total nonperforming assets as a percentage of total assets	2.53%	1.63%
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

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$14,327	$13,953	$14,304	$13,546
Provision for loan losses	7,556	605	9,306	2,185
Charge-offs	(1,177)	(375)	(3,269)	(1,725)
Recoveries	167	95	532	272

Balance, end of period	$20,873	$14,278	$20,873	$14,278

Allowance for loan losses to total loans			1.33%	0.90%
Allowance for loans losses to nonperforming loans			48.92%	57.33%
     Deposits. Deposits increased $12.9 million, or 1.1%, from December 31, 2006 to $1.2 billion at September 30, 2007. The increase in interest bearing deposits of $2.6 million, or .24%, was primarily due to a increase of $81.1 million in public funds due to public entities depositing funds held for investment with the Company. This increase in interest bearing deposits was partially offset by a decrease of $23.8 million in brokered deposits due to maturity. In addition, customers with approximately $35.5 million in aggregate balances did not renew their products with the Company and $15.7 million in demand deposits were withdrawn by customers for general purposes. As mentioned in previous Filings, the Company approaches these types of customers with a disciplined focus on rates, service and quatity of our products and thus allowed the customers’ accounts to mature without renewal. This decrease was partially offset by an increase of $10.3 million, or 10.8%, in noninterest-bearing deposits. Deposit growth continues to be effected by general adverse economic conditions experienced in the State of Michigan.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
     Summary. Net income for the three months ended September 30, 2007 decreased $4.6 million, or 197.6%, to a net loss of $2.3 million from net income of $2.3 million in the same period in 2006. Net income for the nine months ended September 30, 2007 decreased $4.0 million, or 63.9%, to $2.2 million from $6.2 million in the same period in 2006. The decrease was primary due to an increase in the provision for loan losses of $7.1 million or 326%, for the nine months ended September 30, 2007 compared to the same period in 2006. During the nine months ended September 30, 2007, noninterest expense increased slightly by .63%, compared to the same period in 2006.
     Net Interest Income. Net interest income, before provision for loan losses, for the three months ended September 30, 2007 totaled $13.1 million, a decrease of $442,000, or 3.2% as compared to $13.6 million for the same period in the prior year. Net interest income, before provision for loan losses, for the nine months ended September 30, 2007 totaled $40.45 million, a decrease of .11%, as compared to $40.49 million for the same period in the prior year. Due to the competitive nature in attracting new deposits, market rates for deposits increased at a faster rate than market lending rates during the three and nine months ended September 30, 2007 as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increased costs of attracting new and maintaining current deposits and an increase in the cost of borrowings to fund loan growth along with the increase in nonaccrual loans compressed net interest margin, which fell 14 basis points from 3.22% to 3.08% for the three months ended September 30, 2007 and fell 12 basis points to 3.20% from 3.33% as compared to the same period last year.
     The following tables present an analysis of net interest margin for the three and nine month periods ending September 30, 2007 and 2006 (in thousands).

	For the Three Months Ended September 30,
	2007			2006
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Change in Net Interest Income
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,564,724	$27,927	7.08%	$1,567,463	$27,885	7.06%	$(48)	$90	$42
Certificates of deposit	319	2	2.49%	—	—	—
Securities (2):
Taxable	69,630	1,086	6.19%	48,872	629	5.11%	265	192	457
Tax-exempt	27,746	245	3.50%	30,499	281	3.66%	(25)	(11)	(36)
Federal funds sold	2,828	19	2.67%	1,900	22	4.59%	11	(14)	(3)
Federal Home Loan Bank stock	20,899	222	4.21%	19,364	219	4.49%	17	(14)	3
Interest earning deposits	50	—	0.00%	191	5	10.39%	(4)	(1)	(5)

Total interest-earning assets	1,686,196	29,501	6.94%	1,668,289	29,041	6.91%	216	242	460

Noninterest-earning assets	119,215			87,669

Total assets	$1,805,411			$1,755,958

Liabilities
Deposits:
Savings	$112,544	$601	2.12%	$112,812	$455	1.60%	$(1)	$147	$146
NOW	79,401	158	0.79%	83,688	148	0.70%	(8)	18	10
Money market	308,253	3,069	3.95%	282,202	2,735	3.85%	251	83	334
Certificates of deposit	573,523	6,980	4.83%	593,840	7,047	4.71%	(239)	172	(67)

Total interest bearing deposits	1,073,721	10,808	3.99%	1,072,542	10,385	3.84%	3	420	423
Short-term borrowings	29,224	430	5.84%	56,634	823	5.77%	(395)	2	(393)
FHLB advances	412,880	5,153	4.95%	345,713	4,281	4.91%	824	48	872

Total interest-bearing liabilities	1,515,825	16,391	4.29%	1,474,889	15,489	4.17%	432	470	902

Non-interest bearing deposits	97,712			92,864
Other Noninterest-bearing liabilities	13,435			15,651

Total liabilities	1,626,972			1,583,404
Stockholders’ equity	178,439			172,554

Total liabilities and stockholders’ equity	$1,805,411			$1,755,958

Net interest-earning assets	$170,371			$193,400

Net interest income		$13,110			$13,552				$(442)

Interest rate spread (3)			2.65%			2.74%
Net interest margin as a percentage of interest-earning assets (4)			3.08%			3.22%
Ratio of interest-earning assets to interest-bearing liabilities			111.24%			113.11%

	For the Nine Months Ended September 30,
	2007			2006
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Change in Net Interest Income
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets				273

Loans (1)	$1,584,790	$85,168	7.19%	$1,522,829	$79,543	6.98%	$1,081	$4,544	$5,625
Certificates of deposit	271	10	4.93%	—	—	—
Securities (2):
Taxable	55,633	2,100	5.05%	52,397	1,963	5.01%	41	96	137
Tax-exempt	28,615	641	2.99%	31,000	716	3.09%	(18)	(57)	(75)
Federal funds sold	1,596	30	2.51%	2,038	69	4.53%	(5)	(34)	(39)
Federal Home Loan Bank stock	20,356	683	4.49%	19,153	660	4.61%	14	9	23
Interest earning deposits	49	2	5.46%	639	29	6.07%	(9)	(18)	(27)

Total interest-earning assets	1,691,310	88,634	7.01%	1,628,056	82,980	6.81%	1,103	4,541	5,654

Noninterest-earning assets	107,206			87,974

Total assets	$1,798,516			$1,716,030

Liabilities
Deposits:
Savings	$114,187	$1,725	2.02%	$110,634	$1,190	1.44%	$13	$522	$535
NOW	82,697	533	0.86%	88,708	413	0.62%	(9)	129	120
Money market	275,389	7,851	3.81%	281,379	7,815	3.71%	(56)	92	36
Certificates of deposit	588,880	21,943	4.98%	554,163	18,330	4.42%	384	3,229	3,613

Total interest bearing deposits	1,061,153	32,052	4.04%	1,034,884	27,748	3.58%	332	3,972	4,304
Short-term borrowings	43,096	1,857	5.76%	67,365	2,663	5.29%	(321)	(485)	(806)
FHLB advances	404,126	14,279	4.72%	334,623	12,078	4.83%	839	1,362	2,201

Total interest-bearing liabilities	1,508,375	48,188	4.27%	1,436,872	42,489	3.95%	850	4,849	5,699

Non-interest bearing deposits	96,831			93,165
Other Noninterest-bearing liabilities	14,342			15,036

Total liabilities	1,619,548			1,545,073
Stockholders’ equity	178,968			170,957

Total liabilities and stockholders’ equity	$1,798,516			$1,716,030

Net interest-earning assets	$182,935			$191,184

Net interest income		$40,446			$40,491				$(45)

Interest rate spread (3)			2.74%			2.86%
Net interest margin as a percentage of interest-earning assets (4)			3.20%			3.33%
Ratio of interest-earning assets to interest-bearing liabilities			112.13%			113.31%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
Provision for Loan Losses. The provisions for loan losses for the three and nine months ended September 30, 2007 were $7.6 million and $9.3 million as compared to $605,000 and $2.2 million for the same period in the prior year, respectively. The provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business and historical charge off rates in the overall loan portfolio. In order to accurately depict the actual loss inherent in a loan relationship, a determination is made by reviewing a non-performing loan for collateral sufficiency. This entails utilizing any relevant appraisal values and discounting said values for market deterioration, time value of liquidation period, and liquidation costs. Standard discount factors are applied to maintain consistency and reflect current market and economic conditions. The resulting discounted values are reviewed, and adjusted if necessary, every six months. Those factors are 10% for liquidation expense (6% broker commission and 4% other) and a selling period of 2 years for builder direct (speculative) homes and 4 years for vacant land, discounted at current mortgage rates. These factors are consistent with best estimates of current market conditions and within acceptable regulatory parameters.
     The provision for loan losses increased by $7.0 million for the three months ended September 30, 2007 compared to the same period last year as a result of an increase in nonperforming loans from 1.61% of the total loan portfolio at the end of 2006 to 2.73% at the end of the third quarter of 2007. The combined effects of the critical issues involving the mortgage market nationally, Michigan’s economic conditions including a decline in Michigan’s residential real estate values along with the third highest rate of unemployment in the nation, impacted the Company’s performance in the third quarter and are the reasons for the increase in our nonperforming loans. Michigan’s unemployment is currently above 7.0%, St. Clair County’s unemployment stands at 9.1% and local unemployment in Port Huron is 12.8%. With respect to these factors, an additional $6.875 million provision was recorded to strengthen the allowance for potential loan losses, thereby increasing the allowance from .90% of total loans to 1.33% of total loans based upon our detailed analysis of the allowance for loan losses performed at September 30, 2007. The allowance for loan losses as a percentage of nonperforming loans decreased from 55.7% at December 31, 2006 to 48.9% at September 30, 2007 as a result of the increase in nonperforming loans compared to the increase in the allowance for loan losses. The allowance for loan loss analysis includes potential losses in the loan portfolio which could be realized depending on future changes in market conditions. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at September 30, 2007.
     The Company has never participated in, nor does the Company carry, any sub-prime residential mortgages or securities backed by these loans on its books. In the construction and development portfolio of approximately $183.5 million, or 11.7% of total loans, the Company has four residential builders with high quality developments, known as builder direct loans that have experienced sales well below previous expectations. The Company’s residential mortgages and builder direct loans were valued properly at the time of origination in accordance with the Company’s conservative loan policies. In 2006, the Company significantly reduced new investments in the builder direct portion of the construction and development portfolio. The builder direct portion of that portfolio is equal to 3.53% of the total loan portfolio. For the purpose of reducing our concentration of risk, the Company plans to reduce overall investment in the construction and development portfolio to less than 90% of total capital. The Company’s commercial and multi-family and general commercial loan portfolio, 59% of which is secured by real estate, currently has total delinquencies over 30 days representing only 1.86% of the total loan portfolio while the consumer loan portfolio has total delinquencies over 30 days representing 0.51% of the total loan portfolio. Both of these portfolios are performing as expected and are comparable to peer. The Company has implemented creative and aggressive programs in the residential mortgage and construction and development portfolios designed to limit our credit risk, to assist our customers that have been affected by the economic conditions in Michigan and who face the potential of losing their home without the assistance of the Company.
     Management considers its allowance for loan losses to be one of its critical accounting policies. Management reviews the allowance for loan losses on a monthly basis and establishes a provision based on actual and estimated losses in the portfolio. Because the estimates and assumptions underlying the Company’s allowance for loan losses are uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could also have a material adverse effect on the Company’s net income and results of operations. The following table sets forth information regarding delinquent and nonperforming assets (in thousands):

For the Period Ending
December 31, 2006

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
One-to four-family	$513,139	35,861	7,325
Commercial and multi-family	432,009	18,962	7,575
Residential construction	127,777	19,232	6,075
Home equity and lines of credit	137,112	2,462	555

	1,210,037	76,517	21,530
Commercial loans	280,005	20,752	3,399

Consumer loans:
Vehicles	83,435	3,847	497
Other	23,820	565	241

	107,255	4,412	738

Total loans	1,597,297	101,681	25,667

For the Period Ending
September 30, 2007

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
One-to four-family	477,675	28,297	14,624
Commercial and multi-family	436,357	9,538	10,233
Residential construction	113,844	18,176	12,829
Home equity and lines of credit	136,244	3,086	1,697

	1,164,120	59,097	39,383
Commercial loans	306,164	6,428	2,951

Consumer loans:
Vehicles	67,475	2,274	188
Other	26,007	632	149

	93,482	2,906	337

Total loans	1,563,766	68,431	42,671

     Noninterest Income. Noninterest income for the three and nine months ended September 30, 2007 increased 39.3% to $2.1 million, and 28.2% to $5.9 million compared to $1.5 million and $4.6 million, respectively, for the same periods in the prior year. The increase was mainly attributable to an increase in service charges and other fees of $776,000, or 40.8%, and an increase in mortgage banking activities of $311,000, or 20.5%, for the nine months ended September 30, 2007 over the same period in the prior year. The increase in service charges and other fees is a result of our efforts to enhance our available products to customers and revising our service charges on value added products over the last several months. Sales of mortgage loans for the nine months ended September 30, 2007, net of the $51.4 million mortgage loan sale which is discussed below and contributed approximately $50,000 in additional noninterest income, increased by 28.1% in terms of principal balance compared to the nine months ended September 30, 2006.
     Noninterest Expense. Noninterest expense for the three and nine months ended September 30, 2007 increased 2.4% to $11.2 million and 1.1% to $33.9 million compared to $10.9 million and $33.5 million, respectively, for the same time periods in the prior year. The increase was primarily due to a $640,000 increase in office occupancy and equipment, primarily as a result of an increase in depreciation expense, and an increase in professional fees of $225,000. Our compensation and employee benefits expenses increased $168,000 compared to the nine months ended September 30, 2006. The additional investments in human capital has allowed us to successfully complete the integration of our in-house core processing and item processing functions, thus reducing data processing expenses. We expect noninterest expense to remain flat or increase slightly over the next several months. These increases were offset by a decrease of $620,000 in data processing fees and a $669,000 decrease in stationary, printing and supplies for the nine months ended September 30, 2007 compared to the same period in the prior year. These decreases are primarily a result of the integration of in-house core processing and item processing functions completed in the last quarter of 2006.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the nine months ended September 30, 2007, the Company originated $393.5 million of loans and purchased $94.4 million of securities and in fiscal 2006, originated $592.8 million of loans and purchased $1.5 million of securities.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and short-term investments totaled $29.7 million and securities classified as available for sale totaled $123.1 million.
     The Company originates fixed-rate mortgage loans conforming to Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $150.3 million and $107.8 million for the nine months ended September 30, 2007 and year ended December 31, 2006, respectively. During the second quarter of the current period, the Company sold, without recourse, approximately $51.4 million of fixed and variable rate mortgage loans. These mortgage loans were securitized by Fannie Mae (Investor) as Mortgage Backed Securities, of which the Company purchased $50.8 million. The Company retained the servicing rights of these mortgage loans and will remit an average guarantee fee of 30 basis points to the Investor over the life of the securities. The effect of the transaction improved the overall liquidity position of the Company due to the rebalancing of our balance sheet. The effect of this transaction on earnings was immaterial.
     Financing activities consist primarily of activity in deposit accounts, public funds, overnight borrowings from our correspondent banks, FHLB advances and brokered deposits. Year to date, the Company experienced a net increase in total deposits of $12.9 million for the nine months ended September 30, verses a net increase of $114.5 million during the fiscal year ended December 31, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. The Company continues to seek new customers in our recently expanded markets of Macomb and Oakland counties.
     The Company has the ability to borrow a total of approximately $663.0 million, $160.0 million from its correspondent banks and $503.0 million from the FHLB, of which $0 and $440.3 million were outstanding at September 30, 2007, respectively. Included in the total amount of available borrowings from its correspondent banks is a bank line-of-credit in the amount of $25.0 million, of which $0 was outstanding at September 30, 2007.
     At September 30, 2007, the Company had outstanding commitments to originate loans of $312.8 million, of which $68.9 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. The Company has relationships with various brokers to originate brokered deposits in the open market. Brokered deposits provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of September 30, 2007 totaled $316.4 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, the Bank exceeded all of the regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2007, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 7, 2007, Citizens Republic Bancorp filed a lawsuit in the United States District Court for the Eastern District of Michigan challenging the ability of the Company to operate under its trade name in the Michigan Counties of Oakland and Macomb Counties. There have been no material developments in this matter since the date the action was filed. The Company will vigorously defend its right to use its trade name which it has used for several decades and properly perfected with the U.S. Trademark Office.
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

Item 1a. Risk Factors
     As of September 30, 2007, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are in turn used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the third quarter 643 deferred compensation stock units for the aggregate consideration of approximately $11,550. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.
Issuer Purchases of Equity Securities by the Issuer
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of up to 428,701 shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. During the quarter ended September 30, 2007, the Company’s authorization to repurchase shares under the existing repurchase program expired. The following table summarizes the Company’s share repurchase activity for the three months ended September 30, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
7/1/2007 to 7/31/2007	—	—	—	96,446
8/1/2007 to 8/31/2007	93,710	$18.47	93,710	2,736
9/1/2007 to 9/30/2007	2,736	$19.48	2,736	—
Total	96,446	$18.98	96,446	—
     The Company announced that at its October 25, 2007 regular meeting, the Board of Directors approved the repurchase of up to 5%, or 411,198 shares, of the Company’s common stock. The repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time at the Company’s discretion depending on market conditions and other factors. The source of funding for any repurchases will be from the Company’s available working capital, and it is intended that such repurchased shares will be held in treasury. All repurchases will be made in accordance with applicable regulations of the Securities and Exchange Commission. The Board of Directors may suspend, modify or cancel the repurchase program at any time without notice.

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

CITIZENS FIRST BANCORP, INC.
Dated: November 8, 2007	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2007	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement of Form S-1, and any amendments thereto, initially filed with the Commission on November 3, 2000, Registration No. 333-49234.