Form 10-K
period 2007-12-31
CITIZENS FIRST BANCORP INC
filed 2008-03-17
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $173,613,783, based upon the closing price of $21.80 as quoted on the NASDAQ National Market on June 30, 2007. Solely for purposes of this calculation, the shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.
     As of March 2, 2008, the registrant had 8,223,968 shares of common stock outstanding.
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
PART I
ITEM 1. BUSINESS
GENERAL
     Citizens First Bancorp, Inc. (the “Bancorp”) was organized in October 2000 as a Delaware business corporation at the direction of Citizens First Savings Bank (the “Bank”) and is the holding company for the Bank, a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly-owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, established in 2006 and Citizens First Mortgage, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly-owned subsidiary, CFS Insurance Agency. The Port Huron CDE is a limited liability company under the Bank and while not active as of the report date, will target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities. The Bancorp also owns 100% of Horizon Capital Management. Horizon Capital Management is a registered investment advisor with the state of Michigan that provides clients with a quantitatively driven small cap offering and a total return global investment model. As used in this Report, unless otherwise stated or the context otherwise requires, all references to “we,” “our,” or “us” and similar references are to the Company and/or the Bank and the consolidated subsidiaries of the Company and the Bank. The Bancorp has no significant assets, other than investments, all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the subscription offering at inception, and no significant liabilities. The Company’s commitment to community oriented banking is reflected in its Certificate of Incorporation, which is posted on the Company’s website (www.cfsbank.com), as well as in its corporate governance. The Company’s Corporate Governance Guidelines are also posted on that website.
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
GENERAL DEVELOPMENTS DURING MOST RECENT FISCAL YEAR
     The combined effects of the critical issues involving the mortgage market nationally, Michigan’s economic conditions including a decline in Michigan’s residential real estate values along with the third highest rate of unemployment in the nation, are the major reasons the Bank saw marked increases in nonperforming loans during 2007. Michigan’s unemployment is currently above 7.0%, St. Clair County’s unemployment stands at 8.9% and local unemployment in Port Huron is 12.6%. As a result, the Company substantially increased its provision for loan losses thereby decreasing net income.

     The Company also reported that the United States Treasury Department awarded the Port Huron CDE, (Community Development Entity), L.L.C. $15 million in tax credits to stimulate economic and community development jobs through the Treasury Department’s New Market Tax Credit (NMTC) program. The Port Huron CDE is a limited liability company under the Bank.
     The Port Huron CDE will use the $15 million to revitalize downtown Port Huron in order to reduce high rates of vacancy and unemployment. The Company, through the Port Huron CDE, will target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. The Port Huron CDE was the only Michigan CDE to receive a NMTC award in 2007.
MARKET AREA AND COMPETITION
     The Company’s main office is in Port Huron, Michigan, which is in St. Clair County. The Company’s deposit gathering and lending activities, as well as its other primary business operations, are principally concentrated in and around the communities surrounding its 24 locations in St. Clair, Sanilac, Huron, Lapeer, Macomb and Oakland counties, Michigan. The Company also services the Ft. Myers, Florida area via a loan production office.
     Port Huron, the population center for St. Clair County, is located approximately 60 miles northeast of Detroit and 60 miles east of Flint. St. Clair County is bounded by the counties of Macomb to the south and west, Lapeer to the west and Sanilac to the north. The eastern boundary of the County is the St. Clair River and Canada. Almost half of the total land area of St. Clair is rural, and approximately one-third of the resident labor force commutes to jobs outside of the County. As of the most recent census data, St. Clair County had a population of approximately 171,500. The largest employment sectors in St. Clair County are manufacturing, services, retail and government. The market area for Oakland County consists of 873 square miles and is home to more than 1.2 million people and employs more than 932,000 people. The strength of the County’s business sector has helped it grow into an international marketplace. The education of the population is also strong, as over 89% of residents with ages over 25 have a high school degree and 38% have a Bachelor’s degree or higher.
     The Company’s ability to achieve strong financial performance and a satisfactory return on investment to shareholders depends in part on our ability to expand our available financial services. Specifically, the Company faces competition for the attraction of deposits and origination of loans in its market areas. The Company’s most direct competition for deposits and loans have historically come from financial institutions operating in the Company’s market areas and, more recently to a larger extent, from other financial service companies, such as brokerage firms, mortgage brokers, credit unions, finance companies, investment advisors and insurance companies. According to the most recent market data, there are approximately 54 other deposit financial institutions competing within the Company’s markets. The Company ranks 1st with respect to market share in St. Clair County with 35.1% of the market, 3rd in Sanilac County with 17.7%, 5th in Huron County with 10.2% and 3rd in Lapeer County with 10.1% of the market. The Company has less than 10% of the market share for deposits in our other markets.
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
     To be successful, we will continue to adhere to our strategic goals of consistent, well managed and controlled balance sheet growth and the broader diversification of our loan products and loan portfolio. To accomplish this objective, the Company has sought to:
•	Improve and maintain a high level of asset quality,

•	To aggressively manage our collection efforts, our nonperforming and other real estate properties and align our already conservative lending policies to current and future economic conditions,

•	To diversify our balance sheet through the presentation of new retail products along with opportunities for expansion of wholesale loan and deposit products that are favorable to the Bank,

•	To focus on the deployment of human capital,

•	To be aware of and review opportunities for expansion of our current branch network,

•	To strive for continuous improvement of service and operational efficiencies while eliminating excess operational costs while focusing on optimal customer service, and

•	To rapidly expand our products and service offering to all segments of our customer base.

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
The Company originates fixed-rate, fully-amortizing residential mortgage loans with maturities of 10, 15, 20 and 30 years. The Company’s management establishes the loan interest rates based on market conditions, with consideration given to the type of the loan and the quality and liquidity of the collateral securing the loan. The Company offers mortgage and jumbo fixed rate loans that generally conform to the various standards of our secondary market vendors to whom we sell conforming loans. The Company will underwrite one- to four-family owner-occupied residential mortgage loans in amounts up to 97% of the appraised value of the underlying real estate, although private mortgage insurance will be required on most loans that exceed 80% of the lower of the appraised value or the purchase price of the real estate. In limited instances, the Company will originate loans that constitute 103% of the appraised value of the underlying real estate for sale in the secondary market. In these circumstances private mortgage insurance is required and provides loss coverage on those loans for the difference between the actual LTV and a 65% LTV.
     Adjustable-rate mortgage loans help reduce the Company’s exposure to changes in interest rates because the interest rate paid by the Company’s borrowers changes with changes in market interest rates. Because rate changes could increase payments that borrowers are required to make, regardless of their ability to make the increased payments, adjustable rate mortgage loans involve some unquantifiable credit risks. Accordingly, if interest rates rise, and mortgage payments are re-priced at increased amounts, the risk of default on adjustable-rate mortgage loans increases as well. In addition, although adjustable-rate mortgage loans increase the responsiveness of the Company’s asset base to interest rate changes, the extent of this interest rate sensitivity is limited by the contractual documentation, which often restricts how much the interest rate can increase annually and over the lifetime of the mortgage. As a result, yields on adjustable-rate mortgage loans may not be sufficient to offset increases in the Company’s cost of funds during periods of rising interest rates.
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
     The underwriting standards employed by the Company for home equity loans and lines of credit generally include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral that would secure the loan. Loan-to-value ratios and maximum loan amounts vary depending on the amount of insurance coverage on the underlying property. Generally, home equity loans are made with fixed interest rates and terms of up to 20 years. Amortizations of 30 years are available; however, the term must not exceed 20 years on a balloon.
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
     When making commercial business loans, the Company considers the financial position of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, which primarily includes accounts receivable, inventory and equipment. Commercial business loans are also typically supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans under certain conditions, can be made in amounts of up to 90% of the value of the collateral securing the loan.
     Commercial loans generally involve higher risk than residential mortgage loans and are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself, which may be difficult to predict and may depend on various unknown factors. Further, any collateral securing commercial business loans may depreciate over time may be difficult to appraise and may fluctuate in value.
Consumer Loans. The Company offers a variety of consumer loans, including automobile loans, mobile home loans, other secured loans, collateral loans, personal loans and unsecured loans. The Company offers fixed-rate automobile loans with terms of up to 72 months. These loans are offered on a direct basis, meaning the Company makes the loan directly to the consumer purchasing the automobile. The Company will generally make such loans up to 100% of the retail price for new cars and up to 90% of the retail value as stated in the NADA Used Car Guide for used cars. Dealer adds such as credit life and warranties may be added to this calculation. The interest rates the Company offers on these loans depend on the age of the automobile, the customer’s credit score, market conditions and current market interest rates.
     The Company originates automobile loans through various automobile dealers in its market area from its indirect consumer lending program. This program, while still in existence, was substantially reduced in 2006 as a result of the emergence of Michigan’s current economic climate. This program is primarily offered to those customers or dealers with which the Company has other business relationships. These dealers provide the Company applications made by consumers to finance new and used vehicles sold by their dealerships. The Company has the opportunity to accept or reject each application. Generally, the Company pays a monthly fee, or “dealer reserve,” to the automobile dealer based on the interest rate on the loan. If a loan is paid off or charged off within a specified time period, the dealer forfeits the dealer reserve, and the Company is credited with 100% of the dealer reserve, which it may withhold from the dealer’s account or credit against future payments to the dealer.

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
Loan Originations, Purchases and Sales. The Company’s lending activities are generally conducted by its salaried and commissioned loan personnel, which is described in more detail under the heading “Consumer Loans” above.
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
     Generally, fixed-rate mortgage loans that conform to the underwriting standards specified by various investors are originated by the Company for sale in the secondary market primarily to Fannie Mae and Freddie Mac (“Investors”) and, to a lesser extent, private investors. The Company generally retains the servicing rights on the loans sold in the secondary market, meaning that the Company receives payments and other collections on these loans and administers these loans in exchange for a servicing or administrative fee. The Company currently has a best efforts contract with a third party under which the Company must use its best efforts to provide the third party with loans for sale. The Company is not required under this contract to replace loans that fail to close for any reason. Additionally, the Company enters into forward contracts with investors under which Investors commit to purchase certain loans from the Company. At December 31, 2007 and December 31, 2006, the Company had outstanding forward contracts to sell fixed rate loans of approximately $4.1 million and $3.9 million respectively. Under these forward contracts, Investors are generally required to purchase these loans in the future from the Company, notwithstanding any change in the market interest rate, as long as specific underwriting requirements are met in making the loans. Sales of most fixed-rate loans are made without recourse to the Company if the borrower defaults. The Company generally originates adjustable-rate loans for its portfolio, but will, from time to time, sell these loans in the secondary market based on prevailing market interest rate conditions, the Company’s liquidity needs and the Company’s interest rate risk position.
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
Real Estate Owned. Real estate acquired by the Company as a result of foreclosure and real estate acquired by deed-in-lieu of foreclosure is classified as real estate owned until sold. Under Michigan law, there is generally a 6 month redemption period (four month period in the State of Florida) with respect to one- to four-family residential properties during which the borrower has the right to repurchase the property. When property is acquired, it is recorded on the Company’s balance sheet at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged either to the allowance for loans losses or recorded in noninterest income after recovery of previously recognized charge-offs. Holding costs and declines in fair value after acquisition of the property result in charges against the Company’s income statement. At December 31, 2007, the Company had approximately $10.5 million in real estate owned and $690,000 of repossessed automobiles and other assets.
Loan Portfolio Analysis. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts (in thousands) and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2007		2006		2005
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Real estate loans:
One- to four-family	$472,330	30.68%	$513,139	32.13%	$427,714	29.71%
Commercial and multi-family (1)	433,375	28.15%	432,009	27.05%	418,314	29.05%
Residential construction	103,825	6.74%	127,777	8.00%	82,328	5.72%
Home equity and lines of credit	134,994	8.77%	137,112	8.58%	131,378	9.12%

Total real estate loans	1,144,524	74.34%	1,210,037	75.76%	1,059,734	73.60%
Commercial loans	307,728	19.99%	280,005	17.53%	271,436	18.85%

Consumer loans:
Vehicles (2)	63,352	4.12%	83,435	5.22%	84,189	5.85%
Other	23,876	1.55%	23,820	1.49%	24,421	1.70%

Total consumer loans	87,228	5.67%	107,255	6.71%	108,610	7.54%

Total loans	1,539,480	100.00%	1,597,297	100.00%	1,439,780	100.00%

Less:
Allowance for loan losses	21,464		14,304		13,546
Net deferred loan fees	(75)		582		1,198

Net loans	$1,518,091		$1,582,411		$1,425,036

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At December 31,
	2004		2003
		Percent		Percent
	Amount	of Total	Amount	of Total
Real estate loans:
One- to four-family	$404,655	33.50%	$386,531	40.99%
Commercial and multi-family (1)	345,936	28.64%	241,097	25.56%
Residential construction	30,917	2.56%	24,996	2.65%
Home equity and lines of credit	113,202	9.37%	85,371	9.05%

Total real estate loans	894,710	74.08%	737,995	78.25%
Commercial loans	222,403	18.41%	127,686	13.54%

Consumer loans:
Vehicles (2)	66,463	5.50%	59,392	6.30%
Other	24,184	2.00%	18,004	1.91%

Total consumer loans	90,647	7.51%	77,396	8.21%

Total loans	1,207,760	100.00%	943,077	100.00%

Less:
Allowance for loan losses	13,472		11,664
Net deferred loan fees	2,231		2,212

Net loans	$1,192,057		$929,201

(1)	Includes commercial construction loans which at December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004, and December 31, 2003 totaled $48.1 million, $56.6 million, $57.2 million, $33.1 million, and $14.8 million, respectively.

(2)	Includes loans secured by automobiles, motorcycles, campers and other recreational vehicles.
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

     Under the Company’s current investment policy, its investment portfolio should be composed of investments in marketable obligations in the form of bonds, equity securities, notes or debentures, which are generally salable under ordinary circumstances with reasonable promptness at fair value. Debt securities authorized for investment by the investment policy include U.S. Treasury securities, government agency securities, corporate debt securities, municipal securities, certificates of deposit, banker’s acceptances, demand obligations, repurchase agreements and commercial paper.
     The Company’s investment policy generally provides that all bonds, when purchased, must be of investment grade, as determined by at least one nationally recognized security rating organization, and must generally carry a rating of “Baa” or “BBB” or better when purchased. The Company’s investment policy limits authorized investments up to $15 million before prior approval is required from the President and CEO, his designee or a majority of the ALCO membership. The Company’s investment policy is subject to change as determined appropriate by its Board of Directors.
     Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intention regarding ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if management has the intention and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on these securities would be included in current earnings. The Company does not currently use or maintain a trading securities account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity. At December 31, 2007, the Company classified all of its securities as “available for sale”.
     The Company did not own any securities of a single issuer that had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at December 31, 2007.
     The following table sets forth certain information regarding the amortized cost and fair value of the Company’s securities at the dates indicated (in thousands):

	At December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,777	$10,796	$18,318	$18,129	$23,379	$22,980
Obligations of state and political subdivisions	29,709	29,766	32,158	32,026	35,506	35,418
Corporate debt securities	78,110	79,202	4,001	3,948	20,584	20,476
Mortgage-backed securities	7,528	7,507	3,323	3,271	4,400	4,323

Total	126,124	127,271	57,800	57,374	83,869	83,197

Equity securities	5,002	3,250	5,000	4,775	5,000	4,313

Total securities available for sale	$131,126	$130,521	$62,800	$62,149	$88,869	$87,510

The increase in corporate debt securities occured primarily in the fourth quarter as the Company purchased approximately $89.9 million in pools of investment grade whole loans that were purchased at a discount, diversified throughout the country, carried an average coupon rate of 5.79% and have credit scores above 700.
DEPOSIT AND OTHER ACTIVITIES
Deposit accounts. Nearly all of the Company’s depositors reside in Michigan. The Company offers a wide variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of the Company’s retail certificate of deposit accounts range from seven days to 6 years. Deposit account terms vary primarily based on minimum deposit balance, early withdrawal penalties, limits on the number of transactions and the interest rate. The Company reviews its deposit mix monthly and its pricing terms weekly. The Company offers a wide range of commercial deposit products and checking accounts to counties, cities, townships and school districts (municipalities) located within the Company’s market areas. At December 31, 2007, the Company had depository arrangements with approximately 82 municipalities. At December 31, 2007, these entities accounted for approximately $108.7 million, or 20.3%, of the Company’s certificates of deposit and $117.9 million, or 29.8%, of the Company’s total demand deposit accounts. Municipal and governmental depository arrangements generally are more sensitive to interest rate changes than other consumer deposit accounts and are typically subject to competitive bidding processes with other financial institutions. Additionally, the balance of these deposit accounts tend to fluctuate more than consumer deposit accounts because of the budgeting and tax collection timing of each particular municipal entity. Accordingly, municipal deposits tend to be more volatile than consumer deposits, and there is no assurance that the Company will be able to maintain its current levels of municipal accounts in future periods.
     The Company believes it is competitive in the interest rates it offers on its commercial deposit account products. The Company determines the rates paid based on a number of factors, including rates paid by competitors, the elasticity of deposit balances in comparison to the rates, the Company’s need for funds and cost of funds, borrowing costs and movements of market interest rates. At the beginning of 2005, the Company began to utilize brokers as a supplemental source of funding our loan growth. The Company utilizes brokered deposits and overnight borrowings as sources of daily funding depending on what funding source is most economical. At December 31, 2007 and December 31, 2006 brokered deposits accounted for approximately $150.7 million, or 21.9%, and $87.0 million or 13.7%, respectively, of total certificates of deposits. These brokered deposits, offered nationally through a variety of brokers, are longer term in nature, are callable at the option of the bank on a quarterly basis after a specified period of time and are issued at a discount. These deposits provide longer term funding than is generally available in local retail markets and protect the bank’s net interest in rising and falling rate environments.
     The following table summarizes the average balances of deposits (in thousands) and the average rates of interest:

	At December 31,
	2007		2006		2005
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$95,364	0.00%	$95,121	0.00%	$116,835	0.00%
Passbook and savings deposits	114,046	2.11	111,027	1.54	96,198	0.62
Interest bearing demand deposits	356,441	3.15	364,637	3.01	366,746	2.02
Time deposits under $100,000	283,256	4.64	277,042	4.28	233,870	3.66
Time deposits $100,000 and over	330,251	5.03	292,970	4.67	201,708	3.37

Total	$1,179,358	3.68%	$1,140,797	3.35%	$1,015,357	2.30%

TRUST SERVICES
     The Company maintains its Asset Management and Trust Department (Trust Department), established in 1999, which provides trust and investment services to individuals, partnerships, corporations and institutions. The Asset Management and Trust Department also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Trust Department allows the Company to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with the Company’s operating strategy and the possible opportunities that may arise due to our presence in the Oakland County market, the Company will continue to emphasize the growth of its trust service operations in order to grow its assets and to increase fee-based income. The Company has implemented several policies governing the practices and procedures of the Trust Department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest and maintaining impartiality. At December 31, 2007, the Trust Department managed 382 accounts with aggregate assets of $402.6 million, of which the largest relationship totaled $169.7 million, or 42.0%, of the Trust Department’s total assets. Included in these totals are 3 accounts with approximately $21.3 million in assets related to the Company.
PERSONNEL
     As of December 31, 2007, the Company had 400 full-time employees and 34 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

SUBSIDIARIES
     The Bank owns 100% of the membership interest of the Citizens First Mortgage, LLC, established in 2002. The Company currently conducts its residential mortgage lending activity through Citizens First Mortgage, LLC. Citizens Financial Services, Inc., formerly 525 Riverside Corporation, established in 1974 as a Michigan-chartered service corporation, and is wholly-owned by the Bank. Citizens Financial Services owns 50% of the membership interests of CFS Title Insurance Agency, LLC. CFS Title Insurance Agency, a Michigan limited liability company, was established in 1998 as a joint venture between the Company and Lawyers Title Insurance Agency, a Virginia corporation, to provide title insurance for customers of the Company. Citizens Financial Services may also in the future offer other personal insurance products through an affiliation arrangement with a third party insurance agency. In addition, Citizens Financial Services owns 100% of CFS Insurance Agency, Inc., d/b/a CFS Financial Services, Inc., which offers mutual funds and insurance products such as annuities. The Bancorp also owns 100% of Horizon Capital Management. Horizon Capital Management is a registered investment advisor with the state of Michigan. It provides clients with a quantitatively driven small cap offering and a total return global investment model. Citizens First Mobile Services, LLC is 100% owned by the Bank. The Port Huron CDE is a limited liability company under the Bank and while not active as of the report date, will target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities.
REGULATION AND SUPERVISION
General
     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is a Michigan-chartered state savings bank and member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Commissioner of the Michigan Office of Financial and Insurance Services and/or the FDIC conducts periodic examinations to test the Company’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, which include policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these regulatory requirements and policies, whether by the Office of Thrift Supervision, the FDIC, the Michigan Office of Financial and Insurance Services or the U.S. Congress, could have a material adverse impact on the Company and its operations. Certain regulatory requirements applicable to the Company are referred to below or elsewhere in this Report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies included in this Form 10-K does not purport to be a complete description of these statutes and regulations and their effects on the Company.
USA Patriot and Bank Secrecy Acts
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

     Business Activities. The activities of state savings banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage. To qualify as a Michigan savings bank, the Bank must meet an asset test, which requires that during 9 of the 12 preceding months, at least 50% of its total assets must have consisted of specified assets, primarily housing loans, mortgage-backed securities, loans for religious, health and nursing home facilities, consumer loans, liquid assets and government obligations. An institution that fails the asset test must notify the Commissioner and may requalify by meeting the test, but if it fails to requalify within the time prescribed by the Commissioner, it must convert to a different charter or liquidate within the time prescribed by the Commissioner. If it does not do so, the Commissioner may appoint a conservator or seek the appointment of a receiver. As of December 31, 2007, the Company met the asset test for a Michigan savings bank. Under federal law, the Company must also meet the qualified thrift lender test discussed below.
Loans to One Borrower. Michigan law provides that a stock savings bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2007, the Company’s regulatory limit on loans to one borrower was $17.5 million or $29.1 million for loans approved by two-thirds of the Board of Directors. If the Michigan Commissioner determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. A number of loans are exempted from these limitations. They include, among others, certain loans on commercial paper, loans to financial institutions and loans secured by bonds, notes and certificates of indebtedness of the United States. At December 31, 2007, the Company did not have any loans with one borrower that exceeded its regulatory limit.
     At December 31, 2007, loans with high LTV ratios were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were also less than 10% of total loans outstanding at December 31, 2007. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2007 in accordance with FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.
     Dividends. The Company’s ability to pay dividends on its common stock depends on its receipt of dividends from the Bank. The Bank is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company. Dividends may be paid out of a Michigan savings bank’s net income after deducting all bad debts. A Michigan savings bank may only pay dividends on its common stock if the savings bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus. With the approval of the Michigan Commissioner and by a vote of shareholders owning two-thirds of the stock entitled to vote, a savings bank may increase its capital stock by declaring a stock dividend on the capital stock. A savings bank may pay dividends on its preferred stock without limitation on the rates. Federal law may also affect the ability of a Michigan savings bank to pay dividends. See Note 12 of the consolidated financial statements.
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
     As of December 31, 2007, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.
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
     Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund of the FDIC. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the FDIC and currently range from 5 basis points for the healthiest institutions to 43 basis points of assessable deposits for the riskiest.

     The FDIC has authority to increase insurance assessments. A significant increase in Deposit Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.
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
     The Company’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is also governed by federal law. Among other restrictions, these loans are generally required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of failure to make required repayment. The Sarbanes-Oxley Act of 2002, however, prohibits the Company from extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof), except for extensions of credit made, maintained, arranged or renewed by the Company that are subject to the federal law restrictions discussed above.
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
     Investment Activities. Since the enactment of the FDIC Improvement Act, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than direct equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.
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
Federal Home Loan Bank System
     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement as their investment in FHLB stock at December 31, 2007 was $22.0 million. The FHLB functions as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLB. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.
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
     QTL Test. In order for the Bancorp to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a qualified thrift lender. To be a qualified thrift lender, it must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. As of December 31, 2007, the Bank met the qualified thrift lender test.
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
FEDERAL AND STATE TAXATION
     General. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including, in particular, the Company’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax laws, regulations and rules applicable to the Company. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. For its 2007 tax year, the Company’s maximum federal income tax rate was 34%.
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

State Taxation
     The State of Michigan imposes a Single Business Tax (the “SBT”), which is an annual value-added tax imposed on the privilege of doing business in the State. Banks with business activity in Michigan are subject to the tax. The major components of the SBT are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income and decreased by the cost of depreciable tangible assets acquired during the year. An investment tax credit may be claimed for the acquisition of depreciable tangible assets. Effective December 31, 2007, the SBT rate was 1.9%.
     Michigan State Taxation. The state income tax structure in Michigan has changed significantly and could cause a reduction in our profitability. All significant portions of our business are conducted in Michigan and we are likely to continue to have significant portions of our business in Michigan. During 2006, the Michigan legislature repealed the SBT that served as a significant source of revenue for the State and during 2007 enacted the Michigan Business Tax (MBT) as its replacement to take effect January 1, 2008. Under the MBT, financial institutions are subject to a 0.235% franchise tax based on net capital. On December 4, 2007, Gov. Jennifer Granholm signed Public Act 145 of 2007, amending the Michigan Business tax (MBT). Following are the changes that affect financial institutions:
•	An MBT Surcharge was added at the rate of 27.7 percent for tax years ending in 2008, and 23.4 percent for tax years ending 2009 and later, there is no limit or “cap” on the surcharge for financial institutions; financial institutions authorized to exercise only trust powers are not subject to the surcharge.

•	All goodwill may be subtracted from the MBT base of a financial institution; previously, only goodwill incurred due to transactions after July 1, 2007 was eligible for deduction from the base.

•	The deduction from the MBT base for U.S. and Michigan obligations was changed to one based on an average daily balance of the asset instead of book value at year end.

•	Financial institutions are now eligible to take the MBT compensation credit; for 2008, this credit is computed as .296 percent of the taxpayer’s compensation in Michigan, subject to limitation; for later years, the rate goes to .30 percent.

•	On December 27, 2007, HB5125 was signed into law by Gov. Granholm. Under this act, financial institutions now qualify for the MBT renaissance zone credit.
     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax, but it is required to file an annual report with and pay an annual franchise tax to the State of Delaware.
FINANCIAL STATEMENTS
     Although this description of the business of the Company includes some specific financial information, more detailed financial information can be found elsewhere in this Report. See Item 6 for “Selected Financial Data” for the Company. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is included under Item 7. Among other things, Item 7 also includes a table showing average balance sheets for the Company for the periods ended December 31, 2007 and two prior years. This table shows, for those periods, the average balances of interest-earning assets and interest-bearing liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and the total dollar amount of interest expense from average interest-earning liabilities and the resulting average yields and costs. In addition, Item 7 contains a table captioned “Rate/Volume Analysis” which shows the effect on the Company’s interest income and interest expense of changes in interest rates and changes in the volumes of interest-earning assets and the volumes of interest-bearing liabilities during the period ended December 31, 2007 compared to the period ended December 31, 2006. For the Company’s Consolidated Financial Statements, see Item 8.
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
     Potential Problem Loans. In addition to those loans reflected in the tables in Part II, Item 7 captioned “Quality of Assets”, we identified 24 loans through our problem loan identification process which exhibits a higher than normal credit risk at December 31, 2007. Loans in this category include loans with characteristics such as past due more than 90 days, those that have recent adverse operating cash flow or balance sheet trends, or loans that have general risk characteristics that management believes might jeopardize the future timely collection of principal and interest payments. The balance in this category at any reporting period can fluctuate widely based on the timing of cash collections, renegotiations and renewals. The principal amount of the loan in this category as of December 31, 2007 was $29.9 million. There was one loan identified through our process that would be considered a problem loan at December 31, 2006. There were no other significant loans not included above or in Part II, Item 7 captioned “Quality of Assets” which were not classified as nonperforming, nonaccrual or past due at December 31, 2007 and December 31, 2006.
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
Susceptibility to Changes in Regulation
     Any changes to state and federal banking laws and regulations may negatively impact our ability to expand services and to increase the value of our business. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. Recent changes in the method of evaluating how much each member of the FDIC pays for deposit insurance may affect the Company’s earnings beginning in 2008. In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. The Gramm-Leach-Bliley Act regarding financial modernization that became effective in November, 1999 removed many of the barriers to the integration of the banking, securities and insurance industries and is likely to increase the competitive pressures upon the Company. We cannot predict what effect such Act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance. For more information on this subject, see the section under Part I, Item 1 of this Report captioned “Regulation and Supervision.”
Interest Rate Risk
     For information regarding interest rate risk, see the discussion in Part II, Item 7A captioned “Quantitative and Qualitative Disclosures about Market Risk”.
Critical Accounting Policies
     For information regarding the risks the Company faces with respect to its critical accounting policies, see the discussion in Part II, Item 7 captioned “Critical Accounting Policies “.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company currently conducts its business through its retail banking center at its main office and headquarters located in Port Huron, Michigan, in addition to 23 other full-service banking offices located in St. Clair, Sanilac, Huron, Macomb, Oakland and Lapeer Counties, Michigan and 1 loan production office (LPO) in Ft. Myers, Florida. Twenty and five of the offices are owned and leased, respectively. All full-service offices have ATM facilities and all but two full-service offices have drive-through facilities. The Company also owns a drive-up banking center and a separate office for its training and operational areas, which are both located near its headquarters. The Company leases three additional operational office spaces near its headquarters, one of which expires in March 2017 and two that operate on a month to month basis. The leases in Oakland County expire as early as December of 2013 and as late as 2014. The Company also owns and operates ATM machines at 9 other locations located in its market area. The spaces for the ATM machines are leased from independent unaffiliated third parties on a year to year basis. Management expects that the Company will purchase and/or lease additional properties to support the future growth and execute its strategic plan in the near term.
ITEM 3. LEGAL PROCEEDINGS
     On March 13, 2007 Citizens Banking Corporation (“CBC”) filed a complaint against the Company, and Citizens First Savings Bank, in the U.S. District Court for the Eastern District of Michigan. CBC alleged in its complaint that the Company’s banking operations in Michigan’s Oakland and Macomb Counties infringed on CBC’s trademark rights in the word “Citizens.” CBC’s complaint asked the Court to issue injunctive relief against the Company, and to award CBC damages, costs and attorneys fees. On January 4, 2008 the Court entered a preliminary injunction restricting the Company’s use of the name “Citizens” in its Oakland County banking operations, pending trial on the merits. On January 22, 2008, the parties agreed to a settlement of all issues in the litigation, under which:
•	Company’s use of the word “Citizens” in its Oakland County operations will become restricted on July 22, 2008, and will be prohibited in Oakland County on and after October 14, 2008.

•	All claims for trademark infringement which CBC asserted, or which CBC could have asserted, against Company in this case with respect to Company’s use of the name “Citizens” in the Michigan counties of Macomb, Lapeer, St. Clair, Sanilac and Huron will be dismissed with prejudice.

•	CBC was not awarded damages, attorney fees, or costs.
     The terms of the settlement were effected through a Consent Judgment entered with the Court on March 13, 2008. Management is currently evaluating their options as a result of this action.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER                 PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “CTZN”. As of February 25, 2008, the Company had approximately 946 holders of record. The following table sets forth, for the quarters indicated, the high and low sales price information for the common stock and the dividends paid. In addition to the regulatory limitations on the payment of dividends discussed under Part I, Item 1, above, the Company is also subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

	Year Ended December 31, 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$20.13	$22.38	$24.07	$31.14
Low	$12.00	$16.01	$20.30	$22.00
Dividends Paid	$0.09	$0.09	$0.09	$0.09

	Year Ended December 31, 2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$31.64	$28.75	$32.43	$29.70
Low	$25.04	$22.58	$26.71	$23.03
Dividends Paid	$0.09	$0.09	$0.09	$0.09
     On March 28, 2002, Marshall J. Campbell, our Chief Executive Officer, and the Company entered into our Executive Stock Ownership Plan Agreement, pursuant to which Mr. Campbell is entitled to receive deferred compensation units convertible into the Registrant’s common stock. Under this Agreement, as subsequently amended and restated, each vested deferred compensation unit is convertible into one share of common stock of the Company upon Mr. Campbell’s death, retirement, termination of employment with the Company, or if the Agreement is terminated by our Board of Directors on or after the date on which Mr. Campbell’s deferred compensation units become vested, which is January 31, 2012 (or earlier upon Mr. Campbell’s death, disability or certain changes of control). Pursuant to that Agreement, during the twelve month period ended December 31, 2007, the Company awarded 1,547 deferred compensation units totaling $34,000 to Mr. Campbell with regard to the twelve months ended December 31, 2007. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the Agreement are complex and the above is only a summary. The full text of the Agreement has been filed as an Exhibit to this Report and should be consulted for full information.
     The Company has entered into deferred fee agreements with certain directors of the Company, under which these directors elected to defer fees paid to them by the Company. Although a director has the right to change or revoke his or her deferral election, the revocation would be effective only for fees deferred for the period beginning with the calendar year after any such revocation. No director has revoked his or her deferral to date. Upon a director’s termination of service with the Board of Directors of the Company, each restricted stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these agreements, the Company awarded 6,062 deferred compensation restricted stock units totaling $117,900 to various members of the Board during the twelve month period ended December 31, 2007. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the agreements are complex and the above is only a summary. The full text of a representative director’s deferred fee agreement previously was filed as an Exhibit with the Securities and Exchange Commission and is listed as an Exhibit to this Report and should be consulted for full information.
     On October 29, 2007, the Company’s Board of Directors announced a new plan to repurchase up to 411,198 shares, or 5% of its outstanding common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock in the open market at prevailing prices or in privately negotiated transactions from time to time depending upon market conditions and other factors. All share repurchases transacted in the open market are executed within the scope of Rule 10b-18 under the Securities Exchange Act of 1934 which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its shares on the open market. Repurchased shares are held in treasury and may be issued in connection with employee benefits and other general corporate purposes. The following table summarizes the Company’s share repurchase activity for the three months ended December 31, 2007.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Programs	the Program
10/1/2007 to 10/31/2007	0	—	0	411,198
11/1/2007 to 11/30/2007	0	—	0	411,198
12/1/2007 to 12/31/2007	193,100	$13.80	193,100	218,098
Totals	193,100	$13.80	193,100	218,098

PERFORMANCE GRAPH
Comparison of Five Year Cumulative Total Return Among Citizens First Bancorp, Inc., SNL Midwest Thrift Index and the Russell
2000 indices:
(Assumes $100 invested on 12/31/02 and reinvestment of dividends)
     The performance graph shown above the graph above is not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

			DECEMBER 31,
	2007	2006	2005	2004 (1)	2003
		(Dollars in thousands)
SELECTED CONSOLIDATED FINANCIAL DATA:
Total assets	$1,804,404	$1,775,142	$1,654,223	$1,393,364	$1,094,260
Cash and cash equivalents	20,464	24,823	47,591	27,937	33,647
Securities available for sale	130,521	62,149	87,510	93,839	79,672
Loans, net	1,518,091	1,582,411	1,425,036	1,192,057	929,201
Deposits	1,198,066	1,186,658	1,072,195	933,104	748,531
FHLB advances	384,541	348,914	346,500	232,209	172,534
Stockholders’ equity	170,203	177,314	168,570	162,894	158,187
Real estate and other assets owned	11,190	3,253	1,471	1,032	443
Total nonperforming assets	65,326	28,920	22,845	11,663	4,358

			YEAR
			ENDED
			DECEMBER 31,
	2007	2006	2005	2004	2003
Total interest income	$117,112	$113,271	$89,089	$69,443	$60,304
Total interest expense	64,570	58,440	38,092	25,627	23,307

Net interest income	52,542	54,831	50,997	43,816	36,997

Provision for loan losses	12,342	2,805	2,390	1,555	1,440

Net interest income after provision for loan losses	40,200	52,026	48,607	42,261	35,557
Noninterest income	7,160	6,010	6,378	5,425	10,429
Noninterest expense	45,242	44,430	41,673	35,257	27,410

Income before income taxes	2,118	13,606	13,312	12,429	18,576
Income taxes	248	4,504	4,278	4,200	6,255

Net income	$1,870	$9,102	$9,034	$8,229	$12,321

Earnings per share, basic	0.24	1.14	1.14	1.04	1.58
Dividends per share	0.36	0.36	0.36	0.36	0.34

			YEAR
			ENDED
			DECEMBER 31,
	2007	2006	2005	2004	2003
PERFORMANCE RATIOS:
Average yield on interest-earning assets	6.92%	6.89%	6.15%	5.64%	6.08%
Average rate paid on interest-bearing liabilities	4.28	4.03	3.09	2.46	2.78
Average interest rate spread	2.64	2.86	3.06	3.18	3.30
Net interest margin	3.10	3.34	3.52	3.56	3.73
Ratio of interest-earning assets to interest-bearing liabilities	112.25	113.42	117.45	118.31	118.32
Net interest income after provision for loan losses to noninterest expense	88.86	117.10	116.64	119.87	129.72
Noninterest expense as a percent of average assets	2.52	2.57	2.73	2.67	2.57
Return on average assets	0.10	0.53	0.59	0.62	1.16
Return on average equity	1.05	5.30	5.44	5.13	8.06
Ratio of average equity to average assets	9.90	9.93	10.87	12.15	14.35
Dividend payout ratio	161.28	33.32	33.75	37.24	23.17

	AT OR FOR THE YEAR ENDED
	DECEMBER 31,
	2007	2006	2005	2004	2003
Leverage capital ratio	7.8%	8.4%	8.4%	9.7%	11.8%
Total risk-based capital ratio	10.5	10.6	10.6	12.8	15.8
ASSET QUALITY RATIOS:
Nonperforming loans as a percent of total loans	3.52	1.61	1.48	0.88	0.42
Nonperforming assets as a percent of total assets	3.62	1.63	1.38	0.84	0.40
Allowance for loan losses as a percent of total loans	1.39	0.90	0.94	1.12	1.24
Allowance for loan losses as a percent of
nonperforming loans	39.6	55.7	63.4	126.7	297.9
Net loans charged-off to average loans	0.33	0.13	0.18	0.08	0.10
OTHER
Full service banking centers and loan production offices at end of period	25	25	25	20	16

(1)	The data for the years ended December 31, 2004 and thereafter includes the Metrobank acquisition.
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
OVERVIEW
     The combined effects of the critical issues involving the mortgage market nationally, Michigan’s economic conditions including a decline in Michigan’s residential real estate values along with the third highest rate of unemployment in the nation, are some of the many the reasons the Bank saw marked increases in nonperforming loans during 2007. Michigan’s unemployment is currently above 7.0%, St. Clair County’s unemployment stands at 8.9% and local unemployment in Port Huron is 12.6%. As a result, the Company substantially increased its provision for loan losses thereby decreasing net income.
     The Company also reported that the United States Treasury Department awarded the Port Huron CDE, (Community Development Entity), L.L.C. $15 million in tax credits to stimulate economic and community development jobs through the Treasury Department’s New Market Tax Credit (NMTC) program. The Port Huron CDE is a limited liability company under Citizens First Savings Bank.
     The Port Huron CDE will use the $15 million to revitalize downtown Port Huron in order to reduce high rates of vacancy and unemployment. The Company, through the Port Huron CDE, will target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. The Port Huron CDE was the only Michigan CDE to receive a NMTC award in 2007.
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
VALUATION OF MORTGAGE SERVICING RIGHTS. The Company routinely sells its originated residential mortgage loans to investors, mainly Freddie Mac and Fannie Mae. Although the Company sells the mortgage loans, it frequently retains the servicing rights, or the rights to collect payments and otherwise service these loans, for an administrative or servicing fee. The mortgage loans that the Company services for others are not included as assets in the Company’s consolidated balance sheet. Loans serviced for others were approximately $759.7 million and $673.4 million at December 31, 2007 and December 31, 2006, respectively.
     The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the Company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms, interest rates and recent prepayment experience, as well as current market interest rate levels, market forecasts and other economic conditions. Based upon the independent third party’s valuation of the Company ‘s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.
     The balances of the Company ‘s capitalized mortgage servicing rights, net of valuation allowance, included in the Company’s other assets at December 31, 2007 and December 31, 2006 were $4.7 million and $4.3 million, respectively. The fair values of the Company’s mortgage servicing rights were determined using annual constant prepayment speeds of 14.11% and 10.98%, respectively, and discount rates of 9.00% and 8.50% at December 31, 2007 and December 31, 2006. (Constant prepayment speeds are a statistical measure of the historical or expected prepayment of principal on a mortgage.) Different estimates of the prepayment speeds and discount rates or different assumptions could have a material impact on the value of the mortgage servicing rights and, therefore, on the Company’s valuation allowance. For further discussion of the Company’s valuation allowance and valuation of mortgage servicing rights, including a table setting forth the valuation allowances established by management with regard to the Company ‘s mortgage servicing rights for the previous three periods, see Note 6 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
GOODWILL AND OTHER INTANGIBLES ASSETS. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is generated by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. For a further discussion of the Company’s goodwill and intangibles, please refer to Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2007 AND 2006
TOTAL ASSETS. Total assets increased $29.3 million, or 1.6%, to $1.804 billion at December 31, 2007 from $1.775 billion at December 31, 2006, primarily due to:
•	a $7.1 million, or 50.1%, increase in allowance for loan loss,

•	a $24.7 million, or 87.5%, increase in accrued interest receivable and other assets which includes a $15.3 million purchase of bank-owned life insurance,

•	a $2.7 million, or 13.7%, increase in Federal Home Loan Bank (FHLB) stock, due to increased borrowings from the FHLB which, in turn, required an increased investment in FHLB stock and

•	a $68.4 million, or 110%, increase in securities.
     The increases in assets at December 31, 2007, as compared to assets at December 31, 2006, described above were partially offset by a decrease in loans of approximately $57.2 million, or 3.6%, which is explained in more detail below.
     The Company’s net loans to assets ratio at December 31, 2007 was 84.1% compared to 89.1% at December 31, 2006, as a result of the $64.3 million decrease in net loans. The decrease in loans was a result of the Company’s operating strategy of controlled balance sheet growth along with the general slowdown in the overall economy and consisted primarily of:
•	a $40.8 million, or 8.0%, decrease in one-to four-family loans to $472.3 million and

•	a $24.0 million, or 18.7%, decrease in construction loans to $103.8 million.
     The decrease in one-to four-family loans was primarily due to mortgage loan securitization by the Company of approximately $51.4 million of fixed and variable rate mortgage loans. The decrease in construction loans was primarily due to these loans completing the construction phase and transferring to one-to-four-family loans. We expect the activity in these types of loans to remain flat or decrease slightly during 2008 as a result of the current rate environment and the general economic conditions in the State of Michigan.

TOTAL LIABILITIES. Total liabilities increased $36.3 million, or 2.2%, from $1.598 billion at December 31, 2006 to $1.634 billion at December 31, 2007. The increase was primarily due to the following:
•	a $11.4 million, or 0.96%, increase in deposits from $1.187 billion at December 31, 2006 to $1.198 billion at December 31, 2007 and

•	a net increase of $27.1 million, or 6.8%, in total net borrowings.
     The overall increase in deposits was primarily invested in investment securities. The increase in deposits is discussed in detail below. While our deposits have grown during 2007, we expect continued intense competition for deposit share in our Macomb and Oakland County markets. As part of our strategic plan, we believe we have a tremendous amount of opportunity to increase the number of products per household.
     The $11.4 million increase in deposits at December 31, 2007 compared to December 31, 2006 was primarily due to the following:
•	a $53.8 million, or 8.5%, increase in certificates of deposit and,

•	was partially offset by a decrease in non-interest bearing deposits of $5.9 million, or 6.1%,

•	a decrease of NOW deposits of $10.2 million, or 11.1% and

•	a decrease of money market deposits of $27.7 million, or 11.1%.
     The increases in the certificates of deposit accounts were primarily due to an increase of $63.7 million, or 73.2% in brokered deposits. These deposits have an average rate of 5.38% and an average life of 6.3 years and are callable at the option of the bank generally after 3 months. The increase in brokered deposits was offset by a decrease of $9.9 million, or 1.80% of retail certificates of deposits. The Company approaches these types of customers with a disciplined focus on rates, service and quality of our products and thus allowed the customers’ accounts to mature without renewal.
     The increase in deposits at December 31, 2007, as compared to December 31, 2006, was partially offset by a decrease in money market deposits of $27.7 million, or 11.1% primarily due to customers transferring deposits to higher earning certificate of deposit accounts. The Company also experienced a decrease in non-interest bearing deposits and NOW deposits due to the customers withdrawing the funds for general purposes.
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

The following table provides information at the dates indicated regarding nonperforming loans in the Company’s loan portfolio and real estate and other assets owned (in thousands):

	At December 31,
	2007	2006	2005 (2)	2004 (1)	2003
Nonperforming loans:
Real estate	$29,854	$13,400	$8,467	$5,745	$3,268
Commercial	22,401	10,974	12,094	3,343	195
Consumer	1,881	1,293	813	1,543	452

Total	54,136	25,667	21,374	10,631	3,915
Real estate and other assets owned	11,190	3,253	1,471	1,032	443

Total nonperforming assets	$65,326	$28,920	$22,845	$11,663	$4,358

Total nonperforming loans as a percentage of total loans	3.52%	1.61%	1.48%	0.88%	0.42%
Total nonperforming loans as a percentage of total assets	3.00%	1.45%	1.29%	0.76%	0.36%

(1)	The increase at December 31, 2004 from 2003 reflects the change in policy for nonperforming loans to be classified as performing as discussed in our Form 10-K filing for the fiscal year ended December 31, 2004.

(2)	The increase at December 31, 2005 in the Commercial Loan Portfolio reflects certain commercial loan relationships that were previously classified as “watch” credits by management at December 31, 2004. These loan relationships have either deteriorated or have been placed under forbearance agreements by management. The Company believes that the collateral attached to these relationships is adequate or that specific reserves have been allocated to cover any potential impairment.
     The following table sets forth loans 90 days past due and accruing interest (in thousands):

	At December 31,
	2007	2006	2005	2004	2003
Real estate loans:
One- to four-family	142	—	—	$265	$2,506
Commercial and multi-family	3,845	—	—	728	149
Residential construction	1,027	—	—	—	762
Home equity and lines of credit	370	—	—	—	84
Commercial loans	$1,443	$1,473	$1,455	2,948	86
Consumer loans	54	27	4	—	328

Total	$6,881	$1,500	$1,459	$3,941	$3,915

Accruing loans 90 days past due to total loans	0.45%	0.09%	0.10%	0.33%	0.42%

     Interest income that would have been recorded for the year ended December 31, 2007, had nonperforming loans performed according to their original terms amounted to approximately $2,708,000. Interest income related to these loans included in interest income for the year ended December 31, 2007, was approximately $1,036,000.
     Nonperforming loans were 3.5% of total loans at December 31, 2007, compared to 1.6% at December 31, 2006. Nonperforming loans increased $28.5 million, or 110.9%, to $54.1 million at December 31, 2007 from $25.7 million at December 31, 2006. The increases in the real estate, consumer and nonperforming assets categories at December 31, 2007 are primarily due to an overall weakening of economic conditions experienced in the State of Michigan. The Company believes that it has adequate collateral, along with procedures in place to mitigate the risk of a declining market. Based on management’s analysis of its nonperforming loan portfolio, there are no large loan relationships with any one borrower that would lead management to assess nonperforming loans differently. See the LOANS section of Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report for more information.

     Nonperforming assets, which includes nonperforming loans and real estate and other assets owned by the Company after foreclosure, increased $36.4 million, or 125.9%, to $65.3 million, or 3.6%, of total assets, at December 31, 2007, as compared to $28.9 million, or 1.5%, of total assets at December 31, 2006. This increase in nonperforming assets was due to the increase in nonperforming loans as described above along with an increase of $8.4 million in real estate and other assets owned. The allowance for loan losses increased to $21.5 million at December 31, 2007, or 1.39%, of total loans and 39.6% of nonperforming loans at December 31, 2007, as compared to $14.3 million, or 0.90% of total loans and 55.7% of nonperforming loans at December 31, 2006. The upward trend in the allowance for loan losses to total loans is a result of the additional provision expense during the year and the downward trend in the allowance for loan losses to nonperforming loans is a result of the increase in nonperforming loans relative to increase in the allowance for loan losses. Net charge-offs increased from $2.0 million to $5.2 million for the years ended December 31, 2006 and December 31, 2007, respectively. These assets are regularly monitored, have been under the management of our experienced special asset team and have workout plans which are in place to mitigate any potential losses.
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
     The following table presents an analysis of the Company’s allowance for loan losses (in thousands):

	Year Ended
	December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses, beginning of period	$14,304	$13,546	$13,472	$11,664	$11,082
Acquired in acquisition	—	—	—	1,135	—
Charged-off loans:
Real estate	(2,508)	(187)	(367)	(132)	(15)
Commercial	(1,638)	(687)	(369)	(270)	(325)
Consumer	(1,740)	(1,478)	(1,873)	(1,057)	(755)

Total charged-off loans	(5,886)	(2,352)	(2,609)	(1,459)	(1,095)
Recoveries on loans previously charged-off:
Real estate	65	32	20	138	—
Commercial	219	4	—	167	83
Consumer	420	269	273	272	154

Total recoveries	704	305	293	577	237
Net loans charged-off	(5,182)	(2,047)	(2,316)	(882)	(858)
Provision for loan losses	12,342	2,805	2,390	1,555	1,440

Allowance for loan losses, end of period	$21,464	$14,304	$13,546	$13,472	$11,664

Net loans charged-off to average interest-earning loans	0.33%	0.13%	0.18%	0.08%	0.10%
Allowance for loan losses to total loans	1.39%	0.90%	0.94%	1.12%	1.24%
Allowance for loan losses to nonperforming loans	40%	56%	63%	127%	298%
Net loans charged-off to allowance for loan losses	24.14%	14.31%	17.10%	6.55%	7.36%
Recoveries to charged-off loans	11.96%	12.97%	11.23%	39.55%	21.64%
     The following table presents the approximate allocation of the allowance for loan losses (in thousands) by loan category at the dates indicated. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	At December 31,
	2007			2006			2005
		% of	% of		% of	% of		% of	% of
		Allowance	Loans		Allowance	Loans		Allowance	Loans
		in each	in each		in each	in each		in each	in each
		Category	Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans
Real estate	$13,338	0.87%	74.34%	$6,697	0.42%	75.76%	$5,952	0.41%	73.60%
Commercial	4,331	0.28%	19.99%	2,955	0.19%	17.53%	2,855	0.20%	18.85%
Consumer	3,785	0.25%	5.67%	4,396	0.28%	6.71%	4,536	0.32%	7.54%
Unallocated	10	0.00%	0.00%	256	0.02%	0.00%	203	0.01%	0.00%

Total allowance for loan losses	$21,464	1.39%	100.00%	$14,304	0.90%	100.00%	$13,546	0.94%	100.00%

[Continued from above table, first column(s) repeated]

	At December 31,
	2004			2003
		% of	% of		% of	% of
		Allowance	Loans		Allowance	Loans
		in each	in each		in each	in each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Loans	Loans	Amount	Loans	Loans
Real estate	$6,270	0.52%	74.08%	$5,493	0.58%	78.25%
Commercial	2,983	0.25%	18.41%	1,922	0.20%	13.54%
Consumer	3,689	0.31%	7.51%	3,527	0.37%	8.21%
Unallocated	530	0.04%	0.00%	722	0.08%	0.00%

Total allowance for loan losses	$13,472	1.12%	100.00%	$11,664	1.24%	100.00%

STOCKHOLDERS’ EQUITY. Stockholders’ equity decreased $7.1 million from $177.3 million at December 31, 2006 to $170.2 million at December 31, 2007, as a result of net income of $1.9 million, a $698,000 increase in unearned compensation for ESOP offset by the payment of dividends in the amount of $3.0 million, a $391,000 decrease in deferred compensation which represents deferred stock based incentives and a $28,000, or 6.6%, increase in accumulated other comprehensive loss from the net unrealized gains or losses on securities.
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

	Year Ended December 31,
	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans (1)	$1,584,317	$111,795	7.06%	$1,542,079	$108,833	7.06%	$1,317,897	$83,895	6.37%
Certificates of Deposits	287	15	5.23	20	2	5.00	—	—	—
Investment securities (2)	85,468	4,256	4.98	79,644	3,420	4.29	93,144	4,287	4.60
FHLB Stock	20,521	920	4.48	19,241	892	4.64	16,640	662	3.98
Federal funds sold	2,860	121	4.23	1,952	91	4.66	1,727	60	3.47
Interest earning deposits	114	5	4.39	1,025	33	3.22	18,125	185	1.02

Total interest earning assets	1,693,567	117,112	6.92	1,643,961	113,271	6.89	1,447,533	89,089	6.15

Noninterest earning assets	102,284			87,805			79,282

Total assets	$1,795,851			$1,731,766			$1,526,815

INTEREST BEARING LIABILITIES:

Deposits:
Savings	$114,046	$2,405	2.11%	$111,027	$1,708	1.54%	$96,198	$597	0.62%
NOW	83,182	665	0.80	88,101	604	0.69	94,693	896	0.95
Money market	273,259	10,555	3.86	276,536	10,352	3.74	272,053	6,503	2.39
Certificates of deposit	613,507	29,767	4.85	570,012	25,900	4.54	435,578	15,186	3.49

Total interest bearing deposits	1,083,994	43,392	4.00	1,045,676	38,564	3.69	898,522	23,182	2.58
Short-term borrowings	33,772	1,901	5.63	64,404	3,447	5.35	49,474	2,007	4.06
FHLB advances	390,926	19,277	4.93	339,320	16,429	4.84	284,449	12,903	4.54

Total interest bearing liabilities	1,508,692	64,570	4.28	1,449,400	58,440	4.03	1,232,445	38,092	3.09

Noninterest bearing deposits	95,364			95,121			116,835
Other noninterest bearing liabilities	13,949			15,353			11,536

Total liabilities	1,618,005			1,559,874			1,360,816
Equity	177,846			171,892			165,999

Total liabilities and equity	$1,795,851			$1,731,766			$1,526,815

Net interest-earning assets	$184,875			$194,561			$215,088

Net interest income		$52,542			$54,831			$50,997

Interest rate spread (3)			2.64%			2.86%			3.06%
Net interest margin as a percentage of interest-earning assets (4)			3.10%			3.34%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities			112.25%			113.42%			117.45%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS
     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by current year volume); and (iii) the net change (the sum of the prior columns). The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume (in thousands).

	Year Ended December 31, 2007			Year Ended December 31, 2006
		Compared to			Compared to
	Year Ended December 31, 2006			Year Ended December 31, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNING ASSETS:
Loans	$2,982	$(20)	$2,962	$14,280	$10,658	$24,938
Certificates of Deposits	—	13	13	2	—	2
Investment securities	250	586	836	(621)	(246)	(867)
FHLB stock	59	(31)	28	103	127	230
Federal funds sold	42	(12)	30	8	23	31
Interest earning deposits	(29)	1	(28)	(175)	23	(152)

Total interest earning assets	3,304	537	3,841	13,598	10,584	24,182

INTEREST BEARING LIABILITIES:
Deposits:
Savings	$46	$651	$697	$92	$1,019	$1,111
NOW	(34)	95	61	(62)	(230)	(292)
Money market	(123)	326	203	107	3,742	3,849
Certificates of deposit	1,976	1,891	3,867	4,687	6,027	10,714

Total interest bearing deposits	1,866	2,962	4,828	4,824	10,558	15,382
Short-term borrowings	(1,639)	93	(1,546)	606	834	1,440
FHLB advances	2,499	349	2,848	2,489	1,037	3,526

Total interest bearing liabilities	2,726	3,404	6,130	7,918	12,430	20,348

Increase (decrease) in net interest income	$579	$(2,868)	$(2,289)	$5,679	$(1,845)	$3,834

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED 2007 AND 2006
NET INCOME. The decrease in net income for 2007 was primarily due to a $9.5 million, or 340%, increase in the provision for loan losses as a result of the weakening economy. Net interest income after the provision for loan losses decreased $11.8 million, or 22.7%. The decrease in net interest income after the provision for loan losses was offset by an increase of $1.2 million, or 19.1%, increase in noninterest income, which was primarily due to a $933,000, or 36.4%, increase in service charges and other fees. These increases and decreases are explained in more detail below.
NET INTEREST INCOME. Net interest income, before provision for loan loss, decreased by $2.3 million to $52.5 million for the year ended December 31, 2007, from $54.8 million for the year ended December 31, 2006. The decrease was primarily due to 3 prime rate decreases, or 100 basis points, between December 31, 2006 and December 31, 2007. As such, total interest income increased $3.8 million, or 3.4%, to $117.1 million for the year ended December 31, 2007, from $113.3 million for the year ended December 31, 2006. The current falling interest rate environment and the increase in nonperforming loans generated lower yields in both loans and investments. However, volume growth in loans, primarily mortgage loans, contributed to the rise in interest income.
     The increase in interest income was offset by a $6.1 million, or 10.5%, increase in interest expense, primarily due to our increased offering rates on interest-bearing deposit accounts. Similarly to 2006, our loan growth surpassed our growth in deposits during 2007 and therefore, as anticipated, our borrowings increased to fund this loan growth. We expect this trend to continue throughout 2008 based on our expectations of growth and the competitive markets in which the Company operates or anticipates operating. Interest expense on deposits increased $4.8 million, or 12.5%, from $38.6 million to $43.4 million for the years ended December 31, 2006 and December 31, 2007, respectively. A majority of this increase was in savings deposits and certificate of deposit accounts, as previously discussed above.
     As we continue to move into new markets to expand our market share, we expect interest expense on deposits to increase during 2008, as experienced during the year ended December 31, 2007. The Company is entering highly competitive markets, however, based on management’s analysis, we believe that these markets provide greater and more lucrative opportunities within which to execute our strategic plan. We believe the Macomb, Lapeer and Oakland County markets are experiencing positive economic growth based on census data. Our net interest margin fell by 24 basis points from 3.34% to 3.10% from December 31, 2006 to December 31, 2007, respectively, primarily due to the increase in the yield paid for interest-bearing liabilities outpacing the increase in yield earned for interest-earning assets.
PROVISION FOR LOAN LOSSES. The provisions for loan losses for December 31, 2006 and December 31, 2007 were $2.8 million and $12.3 million respectively, or an increase of 340.0%. The provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business and historical charge off rates in the overall loan portfolio. In order to accurately depict the actual loss inherent in a loan relationship, a determination is made by reviewing a non-performing loan for collateral sufficiency. This entails utilizing any relevant appraisal values and discounting said values for market deterioration, time value of liquidation period, and liquidation costs. Standard discount factors are applied to maintain consistency and reflect current market and economic conditions. The resulting discounted values are reviewed, and adjusted if necessary, every six months. Those factors are 10% for liquidation expense (6% broker commission and 4% other) and a selling period of 2 years for builder direct (speculative) homes and 4 years for vacant land, discounted at current interest rates. These factors are consistent with best estimates of current market conditions and within acceptable regulatory parameters.
     The provision for loan losses increased by $9.5 million for the year ended December 31, 2007 compared to December 31, 2006 as a result of an increase in nonperforming loans from 1.61% of the total loan portfolio to 3.5%. The combined effects of the critical issues involving the mortgage market nationally, Michigan’s economic conditions including a decline in Michigan’s residential real estate values along with the third highest rate of unemployment in the nation, impacted the Company’s performance in the third and fourth quarters and are the reasons for the increase in our nonperforming loans. Michigan’s unemployment is currently above 7.6%, St. Clair County’s unemployment stands at 8.9% and local unemployment in Port Huron is 12.6%. With respect to these factors, an additional provision was recorded to strengthen the allowance for potential loan losses, thereby increasing the allowance from .90% of total loans to 1.38% of total loans based upon our detailed analysis of the allowance for loan losses performed at December 31, 2007. The allowance for loan losses as a percentage of nonperforming loans decreased from 55.7% at December 31, 2006 to 39.3% at December 31, 2007 as a result of the increase in nonperforming loans compared to the increase in the allowance for loan losses. The allowance for loan loss analysis includes potential losses in the loan portfolio which could be realized depending on future changes in market conditions. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at December 31, 2007.
     The Company has never participated in, nor does the Company carry, any sub-prime residential mortgages or securities backed by these loans on its books. In the construction and development portfolio of approximately $165.3 million, or 10.7% of total loans, the Company has four residential builders with high quality developments, known as builder direct loans that have experienced sales well below previous expectations. The Company’s residential mortgages and builder direct loans were valued properly at the time of origination in accordance with the Company’s conservative loan policies. In 2006, the Company significantly reduced new investments in the builder direct portion of the construction and development portfolio. The builder direct portion of that portfolio is equal to 2.6% of the total loan portfolio. For the purpose of reducing our concentration of risk, the Company plans to reduce overall investment in the construction and development portfolio to less than 90% of total capital. The Company has implemented creative and aggressive programs in the residential mortgage and construction and development portfolios designed to limit our credit risk and to assist our customers that have been affected by the economic conditions in Michigan and who face the potential of losing their home without the assistance of the Company.
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

For the Period Ending
December 31, 2007

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans

Real estate loans:
One-to four-family	$472,330	25,532	13,160
Commercial and multi-family	433,375	9,243	9,732
Residential construction	103,825	8,930	16,694
Home equity and lines of credit	134,994	4,046	1,628

	1,144,524	47,751	41,214
Commercial loans	307,728	9,897	12,669

Consumer loans:
Vehicles	63,352	2,964	216
Other	23,876	713	37

	87,228	3,677	253

Total loans	1,539,480	61,325	54,136

For the Period Ending
December 31, 2006

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans

Real estate loans:
One-to four-family	$513,139	35,861	7,325
Commercial and multi-family	432,009	18,962	7,575
Residential construction	127,777	19,232	6,075
Home equity and lines of credit	137,112	2,462	555

	1,210,037	76,517	21,530
Commercial loans	280,005	20,752	3,399

Consumer loans:
Vehicles	83,435	3,847	497
Other	23,820	565	241

	107,255	4,412	738

Total loans	1,597,297	101,681	25,667

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
     Service charges and other fees increased by $933,000, or 36.4%, from $2.6 million to $3.5 million during the years end December 31, 2006 and December 31, 2007. The increase in service charges and other fees is a result of our efforts to enhance our available products to customers and revising our service charges on value added products over the last several months. Mortgage banking activities increased by 244,000, or 11.4%, from $2.1 million to $2.4 million during the years ended December 31, 2006 and December

31, 2007, respectively, primarily due to recognition of approximately $138,000 of gains related to a $51.4 million loan securitization during 2007. The increase in mortgage banking activities without the $51.4 million loan securitization in 2007 was $106,000, or 4.9%, for the twelve months ended December 31, 2007. Trust fee income increased by $150,000, or 11.4%, from $1.3 million to $1.5 million for the years ended December 31, 2006 and December 31, 2007, respectively as a result of growth in market value of trust assets from $284 million at December 2006 to $403 million at December 2007.
NONINTEREST EXPENSE. Noninterest expense increased $812,000, or 1.8%, to $45.2 million for the year ended December 31, 2007 from $44.4 million for the year ended December 31, 2006. The increase in noninterest expense was primarily due to an increase of $1.0 million, or 13.1% in office occupancy costs. This increase was primarily due to a $463,000 increase in depreciation expense for software and buildings and a $342,000 increase in service agreements on furniture, fixtures and equipment. Professional fees increased $640,000, or 16.9%, primarily due to a $478,000 increase in legal fees due to increased issues in delinquent and nonperforming loans and due to the lawsuit filed by Citizens Banking Corporation. This lawsuit is discussed in Item 3: Legal Proceedings. These increases were offset by a decrease of $318,000 in compensation, a decrease of $659,000 in printing and supplies and a $623,000 decrease in data processing expenses.
INCOME TAXES. Federal income taxes for the year ended December 31, 2007 were $248,000, a decrease of $4.3 million, or 94.5%, from $4.5 million for the year ended December 31, 2006. The effective tax rates for 2007 and 2006 were 11.7% and 33.1%, respectively. The decrease in the effective tax rate is primarily a result of a level amount of nontaxable interest income representing a larger portion of income tax expense in 2007 due to lower earnings.
COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED 2006 AND 2005
NET INCOME. The increase in net income for 2006 was primarily due to a $3.4 million, or 7.0%, increase in net interest income, after provision for loan losses. The increase in net income was offset by an increase of $2.8 million, or 6.6%, increase in noninterest expenses, which was primarily due to a $3.5 million, or 18.2%, increase in compensation and employee benefits. These increases and decreases are explained in more detail below.
NET INTEREST INCOME. Net interest income, before provision for loan loss, increased by $3.8 million to $54.8 million for the year ended December 31, 2006, from $51.0 million for the year ended December 31, 2005. The increase was primarily due to 4 prime rate increases, or 100 basis points, between December 31, 2005 and December 31, 2006. As such, total interest income increased $24.2 million, or 27.1%, to $113.3 million for the year ended December 31, 2006, from $89.1 million for the year ended December 31, 2005. The current rising interest rate environment generated higher yields in both loans and investments. However, our growth in loans, primarily mortgage loans, contributed to the rise in interest income.
     The increase in interest income was offset by a $20.4 million, or 53.4%, increase in interest expense, primarily due to our increased offering rates on interest-bearing deposit accounts. Similarly to 2005, our loan growth surpassed our growth in deposits during 2006 and therefore, as anticipated, our borrowings increased to fund this loan growth. We expect this trend to continue throughout 2007 based on our expectations of growth and the competitive markets in which the Company operates or anticipates operating. Interest expense on deposits increased $15.4 million, or 66.4%, from $23.2 million to $38.6 million for the years ended December 31, 2005 and December 31, 2006, respectively. A majority of this increase was in savings deposits and certificate of deposit accounts, as previously discussed above.
     As we continue to move into new markets to expand our market share, we expect interest expense on deposits to increase during 2007, as experienced during the year ended December 31, 2006. The Company is entering highly competitive markets, however, based on management’s analysis, we believe that these markets provide greater and more lucrative opportunities within which to execute our strategic plan. We believe the Macomb, Lapeer and Oakland County markets are experiencing positive economic growth based on census data. Our net interest margin fell by 18 basis points from 3.52% to 3.34% from December 31, 2005 to December 31, 2006, respectively, primarily due to the increase in the yield paid for interest-bearing liabilities outpacing the increase in yield earned for interest-earning assets.
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
     Service charges and other fees remained relatively flat, however, mortgage banking activities decreased by 673,000, or 23.9%, from $2.8 million to $2.1 million during the years ended December 31, 2005 and December 31, 2006, respectively, primarily due to recognition of approximately $936,000 of gains related to a $62 million loan sale during 2005. The increase in mortgage banking activities without the $62 million loan sale in 2005 was $263,000, or 14.0%, for the twelve months ended December 31, 2006. Trust fee income increased by $73,000, or 5.9%, from $1.2 million to $1.3 million for the years ended December 31, 2005 and December 31, 2006, respectively.
NONINTEREST EXPENSE. Noninterest expense increased $2.8 million, or 6.6%, to $44.4 million for the year ended December 31, 2006 from $41.7 million for the year ended December 31, 2005. The increase in noninterest expense was primarily due to an increase of $3.5 million, or 18.2%, in compensation, payroll taxes and employee benefit expenses, due primarily to 36 full- and part-time employees added during 2006 to increase the level of customer service and to accommodate the expansion of our branch and loan production office network. Given the rise in healthcare costs, growth expected to be achieved in the future, and the costs of securing experienced personnel, we expect these expenses to continue to increase in the future. We have invested significantly in experienced personnel to generate various efficiencies and to obtain the overall growth that we experienced in 2006. We expect these investments in personnel to continue to add value to our business model.
     In addition to the increase in compensation, payroll taxes and employee benefit expenses, office occupancy and equipment increased $1.4 million, or 21.9%, to $8.0 million for the year ended December 31, 2006 from $6.6 million for the year ended December 31, 2005 primarily due to a loan production office which was converted to a full service branch and a new loan production office in Florida, as rent expense increased 16.6% during 2006. The Company also renovated the retail branch located in the main office to enhance its aesthetic appearance and service environment. Increases in noninterest expense are expected to increase slightly over the next year, primarily due to increases in the costs of healthcare benefits for our employees.
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
USES OF FUNDS. The primary investing activities of the Company are the origination of loans to be held for investment, the purchase and sale of securities and capital expenditures. Investment security purchases during the year ended December 31, 2007 increased in the fourth quarter as the Company purchased approximately $89.9 million in pools of investment grade whole loans that were purchased at a discount, diversified throughout the country, carried an average coupon rate of 5.79%, and have credit scores above 700. The Company expects to continue to purchase these types of investments in 2008 as the opportunities present themselves. The Asset/Liability committee will review these purchases and monitor their performance. Given the concentration of lending in the State of Michigan and specifically in southeastern Michigan, the committee believes these investments provide valuable diversification and a premium return as compared to retail lending rates. The Company primarily uses its funds for the following:
•	To originate mortgages and other new loans;

•	To fund withdrawals of deposits and to pay interest on deposits;

•	To fund takedowns on loan commitments and letters of credit;

•	To invest in securities, including FHLB stock;

•	To pay principal and interest on its borrowings;

•	To fund any capital expenditures which, for the upcoming fiscal year, are expected to include renovation of the interiors of the certain branch offices and enhancements to our information technology systems;

•	To fund any acquisitions if the opportunity arises;

•	To pay dividends to its shareholders and

•	To fund repurchases of the Company’s stock pursuant to common stock repurchase plans approved by the Company’s Board of Directors.
At December 31, 2007, the Company had outstanding unfunded commitments to originate loans or to refinance existing loans of $291.4million, $65.9 million of which had fixed interest rates. These loans are generally to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through cash and cash equivalents, sales of loans, sales and maturities of securities and borrowings. In addition, certificates of deposit that are scheduled to mature in one year or less from December 31, 2007 total $423.0 million. To the extent that the Company needs to fund maturing certificates of deposit, they will also be funded through cash and cash equivalents, increased deposits, sales of loans and sales and maturities of securities, FHLB borrowings and brokered deposits. Based on past experience, however, management believes that a significant portion of these certificates of deposit will remain with the Company. The following table indicates the Company’s aggregate contractual obligations and commitments (in thousands) at December 31, 2007.

	Payments Due by Period
	Less than	1 to 3	4 to 5	After 5
Contractual Obligations	1 Year	Years	Years	Years	Total
Deposits without a stated maturity (1)	$510,645	—	—	—	$510,645
Time deposits (2)	422,985	$65,334	$58,771	$140,331	687,421
FHLB advances (3)	172,312	163,475	32,587	16,167	384,541
Short-term borrowings	42,564	—	—	—	42,564
ESOP loan	597	1,351	1,591	4,072	7,611
Purchase obligations (4)	597	—	—	—	597
Noncancelable leases	1,056	1,891	1,349	1,648	5,944

Total	$1,150,756	$232,051	$94,298	$162,218	$1,639,323

	Expiration by Period
	Less than	1 to 3	4 to 5	After 5
Other Commitments	1 Year	Years	Years	Years	Total
Letters of credit	$16,706	$2,735	$—	$—	$19,441
Commitments to extend credit	189,651	42,381	24,130	15,803	271,965

Total	$206,357	$45,116	$24,130	$15,803	$291,406

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable-rate obligations. Interest was calculated using a weighted average yield based on the type of time deposit at December 31, 2007. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could have a material impact on the contractual amounts to be paid.

(3)	Includes interest on both fixed and variable-rate FHLB advances. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2007. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could have a material impact on the contractual amounts to be paid.

(4)	Purchase obligations include capital expenditures as we continue to enhance our network to accommodate expansion and growth.
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
     SOURCES OF FUNDS. The Company’s primary sources of funds consist of deposits, brokered deposits, loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities and borrowings from the FHLB or correspondent banks, cash on hand and cash on deposit. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, and mortgage loan originations and sales are greatly influenced by general interest rates, economic conditions and competition. The Company’s most liquid assets are cash and due from depository institutions as well as securities maturing in one year or less. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and deposits in other depository institutions totaled $20.4 million and securities available for sale totaled $130.5 million. During 2007, the Company increased it offering of brokered CD’s issued in the national markets by approximately $63.6 million for a total of $150.6 million. The CD’s have terms from 3 years to 10 years with an average life of 7.5 years and are callable at the option of the bank.
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

	At December 31, 2007
		Commercial
	One- to	and		Home Equity
	Four-Family	Multi-Family	Residential	and Lines			Total
	Real estate	Real estate	Construction	of Credit	Commercial	Consumer	Loans
Amounts due in:
One year or less	$5,120	$127,192	$40,781	$6,800	$156,277	$1,838	$338,008
One year to five years	1,557	216,192	4,486	70,041	130,164	22,953	445,393
More than five years	465,653	89,991	58,558	58,153	21,287	62,437	756,079

Total amount due	$472,330	$433,375	$103,825	$134,994	$307,728	$87,228	$1,539,480

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
     The Company also originates fixed-rate mortgage loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of these sales provide the Company with funds for both additional lending and liquidity to meet its current obligations. The Company sold $154.4 million and $115.7 million of fixed-rate mortgage loans during the periods ended December 31, 2007 and 2006, respectively. In addition, the Company sold $28.7 million of adjustable rate mortgage loans during 2007. The following table sets forth the dollar amount of loans contractually due after December 31, 2007, and whether such loans have fixed interest rates or adjustable interest rates (in thousands):

	Due After December 31, 2007
	Fixed	Adjustable	Total
Real estate loans:
One- to four-family	$72,941	$399,389	$472,330
Commercial and multi-family	418,019	15,356	433,375
Residential construction	45,993	57,832	103,825
Home equity and lines of credit	81,853	53,141	134,994

Total real estate loans	618,806	525,718	1,144,524
Commercial loans	296,123	11,605	307,728
Consumer loans	87,228	—	87,228

Total loans	$1,002,157	$537,323	$1,539,480

     The following table sets forth the maturities and weighted average yields of the Company’s securities at December 31, 2007 (in thousands):

	At December 31, 2007
	Due within		Due in One Year		Due in Five Years
	One Year		to Five Years		to Ten Years
		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,877	4.06%	$525	4.88%	$395	4.60%
Obligations of state and political subdivisions	2,338	4.03%	17,123	4.04%	6,240	4.57%
Corporate debt securities	—	—	—	—	—	—

Total debt securities	12,215	4.05%	17,648	4.06%	6,635	4.57%

Mortgage-backed securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

Total securities available for sale at fair value	$12,215	4.05%	$17,648	4.06%	$6,635	4.57%

[Continued from above table, first column(s) repeated]

	At December 31, 2007
	Due in		Mortgage-backed
	More than Ten Years		and Equity	Total
		Weighted			Weighted
	Fair	Average	Fair	Fair	Average
	Value	Yield	Value	Value	Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	—	—	—	$10,797	4.12%
Obligations of state and political subdivisions	$4,065	4.78%	—	29,766	4.25%
Corporate debt securities	79,201	5.86%	—	79,201	5.86%

Total debt securities	83,266	5.81%	—	119,764	5.30%

Mortgage-backed securities	—	—	$7,507	7,507	6.16%
Equity securities	—	—	3,250	3,250	—

Total securities available for sale at fair value	$83,266	5.81%	$10,757	$130,521	5.22%

     Weighted average yield data for municipal securities is not presented on a tax equivalent basis.
Deposit and Financing Activities. Financing activities consist primarily of activity in deposit accounts, FHLB advances and other borrowings, payment of dividends to the Company’s shareholders and repurchase of the Company’s stock pursuant to various common stock repurchase programs approved by the Company’s Board of Directors. Deposits are the major external source of funds for the Company’s lending and other investment activities. The Company experienced a net increase in total deposits of $11.4 million for the year ended December 31, 2007 compared to a net increase in total deposits of $114.5 million for the year ended December 31, 2006. Deposit flows are affected by market interest rates, the interest rates and products offered by the Company and its competitors and other factors. The Company generally manages the pricing of its deposits to be competitive with other local banks and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.
     The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2007 (in thousands):

Three months or less	$146,242
Over 3 through 6 months	63,943
Over 6 through 12 months	74,095
Over 12 months	118,965

Total	$403,245

     The Company may use overnight federal funds purchased from member correspondent banks, brokered deposits and borrowings from the Federal Home Loan Bank of Indianapolis (FHLB) to compensate for any reductions in the availability of funds from other sources and to supplement its supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances are collateralized by mortgage loans and investment securities under a blanket collateral agreement. The Company has the ability to borrow a total of approximately $595.1 million, consisting of $135 million from its correspondent banks and $460.1 million from the FHLB, of which $42.6 million and $384.5 million were outstanding at December 31, 2007, respectively. For additional information about borrowings, see Note 8 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
     The following table presents certain information regarding the Company’s FHLB advances and federal fund purchases at or for the periods ended on the dates indicated (in thousands):

	Year ended
	December 31,
	2007	2006	2005
FHLB advances
Average balance outstanding	$390,926	$339,320	$284,449
Maximum amount outstanding at any month-end during the period	440,277	358,299	346,500
Balance outstanding at end of period	384,541	348,914	346,500
Weighted average interest rate during the period	4.93%	4.84%	4.54%
Weighted average interest rate at end of period	4.84%	4.82%	4.50%

Federal Funds Purchased
Average balance outstanding	$33,772	$64,404	$39,574
Maximum amount outstanding at any month-end during the period	67,224	107,531	73,955
Balance outstanding at end of period	42,564	51,095	52,013
Weighted average interest rate during the period	5.63%	5.35%	3.61%
Weighted average interest rate at end of period	4.00%	5.04%	4.32%
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
NEW ACCOUNTING STANDARDS. There were several new accounting standards which were issued or became effective in 2007, in addition to some which have later effective dates. Those that are applicable to the Company are discussed in Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
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
     The Company has an Asset/Liability Management Committee that is responsible for accomplishing the principal objectives of interest rate risk management. The Committee regularly reviews the Company’s guidelines and strategies affecting the Company’s asset/liability management related activities to determine if they are adequate based on estimated market risk sensitivity, policy limits set by the Company’s Board and overall market interest rate levels and trends. The Committee is composed of members of management and regularly meets to review the Company’s asset/liability mix. It also reports trends, interest rate risk position and results of current interest rate risk management strategies and recommends any changes to strategies to the Board of Directors quarterly. In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and the sale of longer-term, fixed-rate loans; (2) emphasizing shorter-term consumer loans; (3) maintaining a high quality portfolio of short-to intermediate-term securities and (4) using FHLB advances, callable (at the option of the Company) brokered CD’s and other borrowings to better structure the maturities of its interest rate sensitive liabilities.
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
QUANTITATIVE ASPECTS OF MARKET RISK. The Company uses a simulation model based on discounted cash flows to measure the potential impact on its net interest income of hypothetical changes in market interest rates. The model forecasts the Company’s net interest income for the next year assuming that there are no changes in interest rates or the mix of assets and liabilities on the balance sheet from the end of the prior period. After this initial forecast, the model subjects the balance sheet to instantaneous and sustained rate changes of 100 and 200 basis points to the Treasury yield curve. In order to determine the possible effect of the rate changes, the model uses various assumptions. Among others, these assumptions relate to the following:
•	The shape of the yield curve;

•	The pricing characteristics of and pricing decisions regarding loans based on previous rates charged by the Company;

•	Changes in deposits and borrowings based on previous rates charged by the Company and other competitive conditions;

•	Reinvestments of cash flows from assets and liabilities based on current market interest rates;

•	The lack of any changes in the mix of assets and liabilities on the balance sheet;

•	The degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates based on particular characteristics of those assets and liabilities;

•	Expected prepayment rates on loans and investments based on industry standards and the current interest rate environment;

•	Certificates of deposit and other deposit flows based on expected maturity dates and

•	Expected growth based on the Company’s projections.

     The table below sets forth, as of December 31, 2007, estimated net interest income and the estimated changes in the Company’s net interest income for the next twelve-month period that could occur as a result of instantaneous changes in market interest rates of 100 and 200 basis points:

	Estimated Change in Annual Net Interest Income
Increase/(Decrease) in Market Interest	At December 31, 2007 (Dollars in thousands)
Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change
200	$51,975	$1,636	3.25%
100	51,206	867	1.72
Static	50,339	—	—
-100	49,099	(1,240)	(2.46)
-200	47,259	(3,080)	(6.12)
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
     Forward sales contracts as of December 31, 2007 have settlement dates of less than 30 days. The weighted average settlement interest rate for these contracts was 6.2%.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors and Stockholders
Citizens First Bancorp, Inc.
Port Huron, Michigan
We have audited the accompanying consolidated balance sheets of Citizens First Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens First Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion thereon.

Grand Rapids, Michigan
March 17, 2008
Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting
Board of Directors and Stockholders
Citizens First Bancorp, Inc.
Port Huron, Michigan
We have audited Citizens First Bancorp, Inc’s. (Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based in the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens First Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion.

Grand Rapids, Michigan
March 17, 2008

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	December 31,
	2007	2006
ASSETS

Cash and due from depository institutions	$20,434	$24,722
Interest-bearing deposits in other depository institutions	30	101

Total cash and cash equivalents	20,464	24,823

Certificates of Deposit	320	320
Securities available for sale, at fair value (Note 3)	130,521	62,149
Federal Home Loan Bank stock, at cost	22,014	19,360
Loans held for sale	4,139	2,097
Loans, less allowance for loan losses of $21,464 and $14,304 (Note 4)	1,518,091	1,582,411
Premises and equipment, net (Note 5)	43,879	43,265
Goodwill (Note 2)	9,814	9,814
Other intangible assets, net of amortization of $2,104 and $1,698 (Note 2)	2,296	2,702
Accrued interest receivable and other assets (Notes 6 and 9)	52,866	28,201

Total assets	$1,804,404	$1,775,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$90,343	$96,193
Interest-bearing (Note 7)	1,107,723	1,090,465

Total deposits	1,198,066	1,186,658

Federal Home Loan Bank advances (Note 8)	384,541	348,914
Federal funds purchased (Note 8)	42,564	51,095
Accrued interest payable and other liabilities (Note 10)	9,030	11,161

Total liabilities	1,634,201	1,597,828

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)
STOCKHOLDERS’ EQUITY (Notes 11, 12 and 15)
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	95,195	94,818
Retained earnings	109,144	110,289
Accumulated other comprehensive loss	(394)	(422)
Treasury stock, at cost (1,584,820 and 1,373,424 shares)	(31,438)	(24,760)
Deferred compensation obligation (Note 10)	3,192	3,583
Unearned compensation — ESOP (Note 10)	(5,591)	(6,289)

Total stockholders’ equity	170,203	177,314

Total liabilities and stockholders’ equity	$1,804,404	$1,775,142

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS EXCEPT PER SHARE DATA)

	Year Ended
	December 31,
	2007	2006	2005
INTEREST INCOME
Loans, including fees	$111,795	$108,833	$83,895
Federal funds sold and interest bearing deposits	126	124	245
Certificates of Deposit	15	2	—
Securities:
Tax-exempt	874	992	1,304
Taxable	4,302	3,320	3,645

Total interest income	117,112	113,271	89,089
INTEREST EXPENSE
Deposits	43,392	38,564	23,182
Short-term borrowings	1,901	3,447	2,007
FHLB advances	19,277	16,429	12,903

Total interest expense	64,570	58,440	38,092

NET INTEREST INCOME	52,542	54,831	50,997
PROVISION FOR LOAN LOSSES (Note 4)	12,342	2,805	2,390

NET INTEREST INCOME, after provision for loan losses	40,200	52,026	48,607
NONINTEREST INCOME
Service charges and other fees	3,499	2,566	2,512
Mortgage banking activities	2,387	2,143	2,816
Trust fee income	1,462	1,312	1,239
Gain on sale of securities available for sale	68	—	—
Other	(256)	(11)	(189)

Total noninterest income	7,160	6,010	6,378
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits (Note 10)	22,723	23,041	19,502
Office occupancy and equipment	9,045	7,998	6,561
Advertising and business promotion	1,472	1,402	1,552
Stationery, printing and supplies	1,309	1,968	2,037
Data processing	85	708	1,887
Professional fees	4,419	3,779	4,232
Core deposit intangible amortization	405	477	561
Other	5,784	5,057	5,341

Total noninterest expense	45,242	44,430	41,673

INCOME, before federal income tax expense	2,118	13,606	13,312
Federal income tax expense (Note 9)	248	4,504	4,278

NET INCOME	$1,870	$9,102	$9,034

EARNINGS PER SHARE, BASIC	$0.24	$1.14	$1.14

EARNINGS PER SHARE, DILUTED	$0.24	$1.14	$1.14

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (IN THOUSANDS EXCEPT SHARE DATA)

				Accumulated
		Additional		Other		Deferred	Unearned
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation -
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	ESOP	Total
BALANCE, December 31, 2004	$95	$93,409	$98,068	$(621)	$(23,004)	$2,632	$(7,685)	$162,894
Allocation of ESOP shares	—	430	—	—	—	—	698	1,128
Exercise of stock options	—	9	—	—	121	—	—	130
Deferred compensation and stock awards earned	—	—	—	—	113	—	—	113
Purchase of treasury stock (85,670 shares)	—	—	—	—	(1,883)	—	—	(1,883)
Deferred compensation	—	—	—	—	—	479	—	479
Dividends paid ($0.36 per share)	—	—	(3,048)	—	—	—	—	(3,048)
Comprehensive income:
Net income	—	—	9,034	—	—	—	—	9,034
Change in net unrealized loss on securities available for sale, net of tax effect of $(143)	—	—	—	(277)	—	—	—	(277)

Total comprehensive income	—	—	—	—	—	—	—	8,757

BALANCE, December 31, 2005	95	93,848	104,054	(898)	(24,653)	3,111	(6,987)	168,570
Allocation of ESOP shares	—	696	—	—	—	—	698	1,394
Exercise of stock options	—	274	—	—	1,298	—	—	1,572
Deferred compensation and stock awards earned	—	—	—	—	162	—	—	162
Purchase of treasury stock (53,779 shares)	—	—	—	—	(1,567)	—	—	(1,567)
Deferred compensation	—	—	—	—	—	472	—	472
Dividends paid ($0.36 per share)	—	—	(2,867)	—	—	—	—	(2,867)
Comprehensive income:
Net income	—	—	9,102	—	—	—	—	9,102
Change in net unrealized loss on securities available for sale, net of tax effect of $256	—	—	—	476	—	—	—	476

Total comprehensive income	—	—	—	—	—	—	—	9,578

BALANCE, December 31, 2006	95	94,818	110,289	(422)	(24,760)	3,583	(6,289)	177,314

Allocation of ESOP shares	—	359	—	—	—	—	698	1,057
Exercise of stock options	—	18	—	—	100	—	—	118
Deferred compensation and stock awards earned	—	—	—	—	856	—	—	856
Purchase of treasury stock (392,546 shares)	—	—	—	—	(7,634)	—	—	(7,634)
Deferred compensation	—	—	—	—	—	(391)	—	(391)
Dividends paid ($0.36 per share)	—	—	(3,015)	—	—	—	—	(3,015)
Comprehensive income:
Net income	—	—	1,870	—	—	—	—	1,870
Change in net unrealized loss on securities available for sale, net of tax effect of $14	—	—	—	28	—	—	—	28

Total comprehensive income	—	—	—	—	—	—	—	1,898

BALANCE, December 31, 2007	$95	$95,195	$109,144	$(394)	$(31,438)	$3,192	$(5,591)	$170,203

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year Ended
	December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$1,870	$9,102	$9,034
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	(509)	132	1,392
Provision for loan losses	12,342	2,805	2,390
Deferred compensation and ESOP	1,522	2,028	1,720
Depreciation	3,322	2,859	2,355
Core deposit intangible amortization	405	477	561
Amortization of discounts on securities	377	452	691
Proceeds from sale of mortgage loans held for sale	183,082	115,686	175,126
Origination of mortgage loans held for sale	(185,279)	(115,342)	(176,484)
Gain on sale of mortgage loans	155	(315)	(576)
Gain on sale of securities available for sale	68	—	—
(Gain) loss on sale or disposal of premises and equipment	(8)	106	(59)
Changes in assets and liabilities, net of acquisition:
Increase in accrued interest receivable and other assets	(26,108)	(9,885)	(6,039)
Increase in accrued interest payable and other liabilities	(2,131)	166	1,365

Net cash (used in) provided by operating activities	(10,892)	8,271	11,476

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	21,056	28,148	15,493
Proceeds from sale of securities available for sale	52,059	—	95
Purchase of securities available for sale	(91,049)	(2,508)	(10,370)
Purchase of certificates of deposits	—	(319)	—
Purchase of Federal Home Loan Bank stock	(2,654)	(2,354)	(4,164)
Proceeds from sale of Federal Home Loan Bank stock	—	694	—
Purchase of Bank Owned Life Insurance	(15,371)
Net increase in loans	14,870	(155,969)	(234,335)
Proceeds from sale of other real estate owned, held for sale	3,577	2,124	286
Proceeds from sale of premises and equipment	27	23	282
Purchases of premises and equipment	(3,955)	(10,025)	(8,126)

Net cash used in lending and investing activities	(21,440)	(140,186)	(240,839)

[Continued from above table]

	Year Ended
	December 31,
	2007	2006	2005

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	11,408	114,463	139,091
Net increase/(decrease) in federal funds purchased	(8,531)	(918)	6,486
Proceeds from exercises of stock options	118	1,572	130
Proceeds from line of credit	—	—	1,000
Repayment of line of credit	—	(3,950)	(7,050)
Repayment of FHLB advances	(114,314)	(698,906)	(153,854)

Proceeds from FHLB advances	149,941	701,320	268,145

Purchase of treasury stock	(7,634)	(1,567)	(1,883)
Payment of dividends	(3,015)	(2,867)	(3,048)

Net cash provided by deposit and financing activities	$27,973	$109,147	$249,017

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,359)	(22,768)	19,654
CASH AND CASH EQUIVALENTS, beginning of period	24,823	47,591	27,937

CASH AND CASH EQUIVALENTS, end of period	$20,464	$24,823	$47,591

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$63,451	$56,984	$36,691
Federal income taxes	2,950	3,960	3,600
Supplemental noncash disclosure:
Transfers of loans to other real estate owned	13,732	4,211	1,034
Loan securitization	50,840	—	—
See notes to accompanying consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION — Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, Citizens First Mortgage, LLC and Port Huron CDE, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, CFS Insurance Agency, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. Port Huron CDE, LLC is a limited liability company that will target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities, such as leasing and/or selling our Other Real Estate Owned assets, The Bancorp also owns 100% of Horizon Capital Management. Horizon Capital Management is a registered investment advisor with the state of Michigan that provides clients with a quantitatively driven small cap offering and a total return global investment model. All significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS — The Company operates predominately in the southeastern portion of Michigan’s Lower Peninsula and Ft. Myers, Florida. The Company’s primary services include accepting deposits, making commercial, consumer, and mortgage loans, engaging in mortgage banking activities and providing trust services. The Company’s loan portfolio primarily consists of residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. The Company is not dependent upon any single industry or customer.
USE OF ESTIMATES — In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities, mortgage servicing rights, foreclosed real estate, goodwill and other intangible assets.
CASH AND CASH EQUIVALENTS – For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from depository institutions and federal funds sold and interest bearing deposits in other depository institutions which mature within ninety days when purchased.
SECURITIES — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost (none at December 31, 2007 and 2006). Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income net of applicable income taxes.
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
     The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding, also known as rate lock commitments. Rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements. The fair value of rate lock commitments was insignificant at December 31, 2007 and 2006.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $4.6 million and $3.9 million at December 31, 2007 and 2006, respectively. The fair value of forward contracts was insignificant at December 31, 2007 and 2006.
LOANS — The Company grants mortgage, commercial, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. The foreseeable future is a management judgment which is determined based upon the type of loan, business strategies, current market conditions, balance sheet management and liquidity needs. Management’s view of the foreseeable future may change based on changes in these conditions. When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization. Loans are classified as held for sale when management has the intent and ability to sell or securitize. Due to changing market conditions or other strategic initiatives, management’s intent with respect to the disposition of the loan may change, and accordingly, loans previously classified as held for sale may be reclassified into portfolio. Loans transferred between held for sale and portfolio classifications are recorded at the lower cost or market at the date of transfer. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
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
GOODWILL AND OTHER INTANGIBLE ASSETS.
Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is generated by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. The Company’s management performed an annual test of its goodwill and other intangible assets as of October 1, 2007, and concluded that the recorded values were not impaired. There are many assumptions and estimates underlying the determination of impairment. Additionally, future events could cause management to conclude that the Company’s goodwill or other intangible assets are impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Other intangible assets consisting of core deposit intangibles with definite lives are amortized straight line over the estimated life of the acquired depositor relationships.
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
FORECLOSED ASSETS — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded on the Company’s balance sheet at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan is either charged to the allowance for loans losses or recorded in noninterest income after recovery of previously recognized charge-offs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets amounted to $11.2 million and $3.3 million at December 31, 2007 and 2006, respectively.
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
STOCK BASED COMPENSATION — Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Prior to January 1, 2006, the Company accounted for stock awards and options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2006 using the modified-prospective transition method. SFAS No. 123 (R) established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. No options were granted during 2006 or 2007. Implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company. The Company has provided below pro forma disclosures of net income and earnings per share for the years ended December 31, 2005, as if the Company had applied the fair value based method to stock-based employee compensation (in thousands, except per share data):

Year Ended
December 31,
2005
Net income, as reported	$9,034
Deduct: Total stock option-based employee compensation expense determined under fair value-based method, net of related tax effects	(749)

Pro forma net income	$8,285

Earnings per share
Basic — as reported	$1.14
Basic — pro forma	$1.05
Diluted — as reported	$1.14
Diluted — pro forma	$1.04
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	December 31,
	2007 (1)	2006 (1)	2005
Dividend yield	—	—	1.57%
Expected life	—	—	8 years
Expected volatility	—	—	28.98%
Risk-free interest rate	—	—	4.00%

(1)	No stock options were issued during 2007 or 2006.
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
EARNINGS PER SHARE — Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period, including vested stock awards. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury and unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share.
     Earnings per common share have been computed based on the following (in thousands except for per share data):

	Year Ended
	December 31,
	2007	2006	2005
Net income	$1,870	$9,102	$9,034

Average number of common shares outstanding used to calculate basic earnings per common share	7,805,310	7,977,415	7,901,860
Effect of dilutive securities	1823	20,146	38,428

Average number of common shares outstanding used to calculate diluted earnings per common share	7,807,133	7,997,561	7,940,288

Number of antidilutive stock options excluded from diluted earnings per share computation	13,693	—	34,696

TRUST ASSETS — Trust assets held in a fiduciary or agency capacity are not included in the accompanying consolidated balance sheet because they are not assets of the Company.
ADVERTISING COSTS – Advertising costs are expensed as incurred.
RECENT ACCOUNTING PRONOUNCEMENTS –
     In June 2007, the Financial Accounting Standards Board (FASB) ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which becomes effective for the Company January 1, 2008. This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate. This Issue also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates. Tax benefits for dividends recorded to APIC would be available to absorb future stock compensation tax deficiencies. This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application of this Issue is prohibited. Management has not completed its review of this new guidance, but expects the effect upon implementation will not be material to the Company’s consolidated financial statements.
     In March 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 was effective as of January 1, 2007. Adoption of this statement did not have a material effect on results of operations or financial condition of the Company.

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
     In February 2007, the FASB issued Statement No. 159, The Fair value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies onto entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No. 159 is effective for the Company beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Corporation will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The effects of the Company’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.
     In November 2007, the SEC issued Staff Accounting Bulletin 109 (“SAB 109”) regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 will be effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of SAB 109 on future periods.

RECLASSIFICATIONS — Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill in the amount of $9.8 million and core deposit intangibles was recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at December 31, 2007 and December 31, 2006 were $2.3 million and $2.7 million, respectively. Amortization expense for the next 5 years is as follows: $383,000 in 2008, 2009, 2010, 2011 and 2012, respectively. Annually, the core deposit intangible is evaluated for changes in the estimated useful life by comparing the total dollar value of deposits purchased in 2004 to the amount remaining as of the testing date. Based on our analysis, no impairment of the identifiable intangible asset has occurred.
NOTE 3 — SECURITIES
     The amortized cost and estimated fair value of securities available for sale with gross unrealized gains and losses are as follows (in thousands):

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,777	$34	$15	$10,796
Obligations of state and political subdivisions	29,709	139	82	29,766
Corporate debt securities	78,110	1,449	357	79,202
Equity securities available for sale	5,002	—	1,752	3,250
Mortgage-backed securities	7,528	47	68	7,507

Total securities available for sale	$131,126	$1,669	$2,274	$130,521

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,318	$6	$195	$18,129
Obligations of state and political subdivisions	32,158	89	221	32,026
Corporate debt securities	4,001	—	53	3,948
Equity securities available for sale	5,000	—	225	4,775
Mortgage-backed securities	3,323	5	57	3,271

Total securities available for sale	$62,800	$100	$751	$62,149

     At December 31, 2007 and 2006, securities with a carrying value of $5,565,000 and $5,551,000, respectively, were pledged to secure borrowings, public deposits and for other purposes required or permitted by law.

     The amortized cost and estimated fair value of securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Cost	Value
Due within one year or less	$12,222	$12,215
Due after one year through five years	17,531	17,648
Due after five years through ten years	6,634	6,635
Due after ten years	82,209	83,266

Total	118,596	119,764

Equity securities available for sale	5,002	3,250
Mortgage-backed securities	7,528	7,507

Total	$131,126	$130,521

     For the years ended December 31, 2007, 2006 and 2005, proceeds from sale of securities available for sale amounted to $52,059, $0, and $95,000, respectively. Gross realized gains amounted to $144, $0 and $0, respectively. Gross realized losses amounted to $76, $0 and $0, respectively. The tax provision applicable to these net realized gains and losses amounted to ($24), $0 and $0, respectively.
     Information pertaining to securities available for sale with gross unrealized losses at December 31, 2007 and 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	December, 31 2007
	Less than Twelve Months		Over Twelve Months
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$15	$7,014
Obligations of state and political subdivisions	63	4,399	19	5,929
Corporate debt securities	357	31,993	—	—
Equity securities available for sale	—	—	1,752	3,250
Mortgage-backed securities	45	3,073	23	1,837

Total	$465	$39,465	$1,809	$18,030

	December, 31 2006
	Less than Twelve Months		Over Twelve Months
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3	$509	$192	$16,990
Obligations of state and political subdivisions	9	4,525	212	15,413
Corporate debt securities	—	—	53	3,947
Equity securities available for sale	—	—	225	4,775
Mortgage-backed securities	—	11	57	2,390

Total	$12	$5,045	$739	$43,515

     Included in the tables above, at December 31, 2007, the Company had 34 securities in an unrealized loss position greater than 12 months, and 28 securities in an unrealized loss position less than 12 months. Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for equity securities relates to preferred stock issued by FHLMC. These unrealized losses are primarily attributable to changes in interest rates. The unrealized losses were 5% or less of their respective amortized cost basis. The Company has the ability to hold the securities contained in the previous table for a time necessary to recover the amortized costs.
NOTE 4 — LOANS
     Balances of loans are as follows (in thousands):

	December 31,
	2007	2006
Real estate loans:
One-to four-family	$472,330	$513,139
Commercial and multi-family	433,375	432,009
Residential construction	103,825	127,777
Home equity and lines of credit	134,994	137,112

	1,144,524	1,210,037
Commercial loans	307,728	280,005
Consumer loans:
Vehicles	63,352	83,435
Other	23,876	23,820

	87,228	107,255

Total loans	1,539,480	1,597,297
Less:
Allowance for loan losses	21,464	14,304
Net deferred loan fees	(75)	582

Net loans	$1,518,091	$1,582,411

     Loans made in the ordinary course of business to related parties, including senior officers and directors of the Company, totaled approximately $7,639,000 and $8,861,000 at December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, $1,184,000 of new loans were made, repayments totaled $2,406,000.
     Activity in the allowance for loan losses was as follows (in thousands):

		Year Ended
		December 31,
	2007	2006	2005
Balance, beginning of period	$14,304	$13,546	$13,472
Allowance from acquisition	—	—	—
Provision for loan losses	12,342	2,805	2,390
Charge-offs	(5,886)	(2,352)	(2,609)
Recoveries	704	305	293

Balance, end of period	$21,464	$14,304	$13,546

     The following is a summary of information pertaining to impaired loans (in thousands):

	December 31,
	2007	2006
Impaired loans without a valuation allowance	$3,467	$6,280
Impaired loans with a valuation allowance	29,916	4,694

Total impaired loans	$33,383	$10,974

Valuation allowance related to impaired loans	$6,790	$619

Total nonperforming loans	$54,136	$25,667

		Year Ended
		December 31,
	2007	2006	2005
Average investment in impaired loans	$4,874	$7,925	$7,256

Interest income recognized on impaired loans	$—	$—	$—

Interest income recognized on a cash basis on impaired loans	$1,036	$105	$36

NOTE 5 — PREMISES AND EQUIPMENT
     Premises and equipment were as follows (in thousands):

	December 31,
	2007	2006
Land	$10,031	$9,824
Office buildings	34,310	33,656
Furniture, fixtures, and equipment	19,131	16,387
Construction in process	1,558	1,250

Total premises and equipment	65,030	61,117
Less accumulated depreciation	(21,151)	(17,852)

Net carrying amount	$43,879	$43,265

     Estimated costs to complete construction contracts in process at December 31, 2007 totaled $597,000.

     Pursuant to terms of noncancelable lease agreements in effect at December 31, 2007 pertaining to banking premises and equipment, future minimum rent payments under various operating leases are as follows (in thousands):

2008	$1,056
2009	1,048
2010	843
2011	709
2012	640
Thereafter	1,648

Total	$5,944

     The leases contain options to extend for periods from 5 to 20 years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2007, 2006, and 2005, amounted to $1,097,000, $984,000, and $844,000, respectively.
NOTE 6 — LOAN SERVICING
     The unpaid principal balance of mortgage loans serviced for others was approximately $759,666,000, $673,380,000 and $648,855,000 at December 31, 2007, 2006 and 2005, respectively, and are not included in the accompanying consolidated balance sheets.
     The carrying value of mortgage servicing rights included in other assets at December 31, 2007 and 2006 was $4,669,000 and $4,281,000, respectively. The key economic assumptions used in determining the fair value of the mortgage servicing rights are as follows:

		December 31,
	2007	2006	2005
Annual constant prepayment speed	14.11%	10.98%	7.87%
Weighted average life (in months)	267	260	264
Discount rate	9.00%	8.50%	8.50%
     The following table summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in the related valuation allowance (in thousands):

		Year Ended
		December 31,
	2007	2006	2005
Balance, beginning of period	$4,281	$4,118	$3,938
Net mortgage servicing rights acquired in acquisition	—	—	—
Amount capitalized	1,781	1,061	1,258
Amortization	1,363	941	1,010
Change in valuation reserve	(30)	43	(68)

Balance, end of period	$4,669	$4,281	$4,118

Valuation allowance:
Balance, beginning of period	$25	68	—
Additions	45	$—	68
Reductions	(15)	(43)	—

Balance, end of period	$55	$25	$68

NOTE 7 — DEPOSITS
     Interest-bearing deposit balances are summarized as follows (in thousands):

	December 31,
	2007	2006
Passbook and savings deposits	$115,638	$115,362
NOW accounts	81,414	91,587
Money market variable rate accounts	223,250	249,889
Time deposits	687,421	633,627

Total	$1,107,723	$1,090,465

     At December 31, 2007, the scheduled maturities of time deposits were as follows (in thousands):

2008	$422,985
2009	18,070
2010	47,264
2011	43,366
2012	15,405
Thereafter	140,331

Total	687,421

     Time deposits individually exceeding $100,000 were approximately $403.2 million and $341.4 million at December 31, 2007 and 2006, respectively.
     Deposits from related parties held by the Company at December 31, 2007 and 2006, amounted to $2,691,000 and $2,819,000, respectively.
NOTE 8 — BORROWINGS
FHLB ADVANCES — FHLB advances (“advances”) consist of fixed-rate advances that bear interest at rates ranging from 3.35 percent to 6.55 percent payable monthly. The advances are collateralized by approximately $470.7 million and $447.5 million of loans at December 31, 2007 and 2006, respectively, under a blanket collateral agreement. At December 31, 2007, the weighted average interest rate on fixed-rate advances was 4.84 percent.
     The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the FHLB. Repayments of the advances are as follows at December 31, 2007 (in thousands):

2008	$172,312
2009	124,850
2010	38,625
2011	22,147
2012	10,440
Thereafter	16,167

Total	$384,541

FEDERAL FUNDS PURCHASED — Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased are excess balances in reserve accounts held at the Federal Reserve Bank that the Company purchases from other member banks on an overnight basis. The daily average amount outstanding of funds purchased during the year ended December 31, 2007 was $33,772,000 at a weighted daily average interest rate of 5.63%.

NOTE 9 — FEDERAL INCOME TAXES
     The consolidated provision for federal income taxes consisted of the following (in thousands):

		Year Ended
		December 31,
	2007	2006	2005
Current tax expense	$757	$4,372	$2,886
Deferred tax expense	(509)	132	1,392

Total income tax expense	$248	$4,504	$4,278

     Federal income tax expense differed from the amounts computed by applying the statutory income tax rate to income before federal income tax expense as a result of the following (in thousands):,

		Year Ended
		December 31,
	2007	2006	2005
Income tax at statutory rates	$720	$4,762	$4,659
Increase (decrease) resulting from:
Change in contribution carry forward reserve	—	(81)	300
Tax-exempt interest expense	(361)	(365)	(470)
Other	(111)	188	(211)

Total income tax expense	$248	$4,504	$4,278

     The net deferred income tax asset was comprised of the tax effects of the following temporary differences (in thousands):

	December 31,
	2007	2006
Deferred income tax assets:
Allowance for loan losses	$7,512	$4,397
Employee benefit obligations	2,311	2,789
Net unrealized loss on securities available for sale	—	—
Other	541	505

Total deferred income tax assets	10,364	7,691
Deferred income tax liabilities:
Original issue discount	1,394	545
Mortgage Servicing Rights	1,634	1,347
Deferred loan fees	70	401
Accumulated depreciation	2,825	2,112
Net unrealized gain on securities available for sale	203	221
Core deposit intangible	804	946
Other	792	4

Total deferred income tax liabilities	7,722	5,576

Deferred income tax asset	2,642	2,115
Valuation allowance	—	—

Net deferred income tax asset	$2,642	$2,115

     The Company had a contribution carry forward for tax purposes of $3,457,000 at December 31, 2005. Realization of the deferred income tax asset related to the contribution carry forward was dependent on generation of sufficient taxable income before the carry forward expires. Prior to 2005, it became evident to the Company that realization of the entire contribution carry forward, based on projected taxable income amounts through fiscal 2006, became in doubt. Consequently, the Company recorded a valuation allowance of approximately $750,000 at December 31, 2005 because recognition of the full value of the deferred tax benefit was more likely than not going to be realized. During 2006, $1,569,000 of the carry forward was utilized and $1,888,000 was forfeited due to the fact that the carry forward expired on December 31, 2006. The Company has not recognized a deferred tax liability for tax bad debt reserves of approximately $6,600,000 that existed at December 31, 1987, because it is not expected that this temporary difference will reverse in the foreseeable future. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions for this interpretation were adopted by the Company on January 1, 2007 and had no effect on the consolidated financial statements as there were no unrecognized tax benefits at the time of adoption or during 2007. Interest or penalties related to unrecognized tax benefits will be recorded in income tax expense. The Company files U.S. federal income tax returns which have been either audited or closed under the statute of limitations through tax year 2003.
NOTE 10 — EMPLOYEE BENEFITS
     DEFINED BENEFIT PENSION PLAN — The Company is a participant in the multiple-employer Financial Institutions Retirement Fund (“FIRF”), which covers substantially all of its officers and employees. The FIRF, for all full-time employees with one year of service, provides benefits based on basic compensation and years of service. As of February 1, 2004, the Company froze the current accrual of benefits under the FIRF plan and ceased accruing future benefits for employees participating in the FIRF, although vesting service will continue. The Company’s contributions are determined by FIRF and generally represent the normal cost of the FIRF. Specific plan assets and accumulated benefit information for the Company’s portion of the FIRF are not available. Under the Employee Retirement Income Security Act of 1974 (ERISA), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The (income) expense of the FIRF allocated to the Company for the years ended December 31, 2007, 2006, and 2005 amounted to $653,000, $416,000 and $(21,000), respectively.

DEFINED CONTRIBUTION PLANS — The Company sponsors a qualified savings plan (“Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who have completed at least one year of service. Eligible employees may contribute up to 25 percent of their annual compensation, subject to certain maximums established by the Internal Revenue Service. The Company matches up to 50 percent of the first 4 percent of the employees’ compensation deferred each year. The Company made matching contributions for the years ended December 31, 2007, 2006, and 2005 of approximately $188,000, $155,000, and $144,000, respectively.
DEFERRED COMPENSATION ARRANGEMENTS — The Company has entered into deferred compensation and fee arrangements with certain of its directors and senior officers. The amounts deferred under the arrangements are invested in Company common stock and are maintained in a rabbi trust. The Company has 254,315 and 241,865 treasury shares reserved for the various plans with a related obligation of $3,192,000 and $3,583,000 established within stockholders’ equity as of December 31, 2007 and 2006, respectively. The arrangements are accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. Assets of the rabbi trusts are consolidated with the Company, and the value of the Company’s stock held in rabbi trusts is classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of deferred compensation (fair value of the restricted stock award at the date of grant) as the basis for recognition in the rabbi trust. Changes in fair value owed to employees are not recognized as the arrangements do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock. Net of redemptions, shares repurchased for the rabbi trusts totaled 11,950, 5,243 and 22,239 for the years ended December 31, 2007, 2006 and 2005, respectively. The total shares repurchased have a weighted average price of $17.71 per share.
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

Year Ending
December 31,	Amount
2008	$597
2009	648
2010	703
2011	763
2012	828
Thereafter	4,072

Total	$7,611

     The Company makes annual contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Dividends paid on unallocated shares are not considered dividends for financial reporting purposes and are used to pay principal and interest on the ESOP loan. Dividends on allocated shares are charged to retained earnings. Compensation expense is recognized for the ESOP equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of shares committed to be released for allocation and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). Total compensation expense for the ESOP amounted to $870,000, $1,264,000 and $1,128,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

     Shares held by the ESOP include the following:

	December 31,
	2007	2006
Allocated	355,664	304,855

Unallocated	406,476	457,285

Total	762,140	762,140

     The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of stockholders’ equity. The fair value of the unallocated shares was approximately $4,987,000 and $14,057,000 at December 31, 2007 and 2006, respectively.
NOTE 11 — STOCK BASED COMPENSATION
RESTRICTED STOCK AWARDS — The following table summarizes the activity of restricted stock awards:

	Year Ended December 31,
	2007	2006	2005
Beginning of period	89,626	87,900	72,562
Granted	7,651	7,000	27,209
Vested	(16,974)	(5,274)	(5,274)
Forfeited	(1,800)	—	(6,597)

Nonvested, end of period	78,503	89,626	87,900

     Substantially all awards cliff vest after five years from the date of the award. Compensation expense for the awards was approximately $310,000, $330,000 and $237,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 there was $933,446 in unrecognized compensation costs related to unvested restricted stock awards. This cost is expected to be recognized over an average of 3.2 years.
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
     At December 31, 2007, 1,203,917 shares were available for future granting of options.

     A summary of the status and activity for options granted under the plan is presented below:

	Year Ended December 31,
	2007		2006				2005
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value	Shares	Price	Value
Outstanding, beginning of period	183,272	$19.77		257,059	$20.00		186,264	$20.00
Options granted during the period (1)	—	—		—	—		90,016	19.96
Options forfeited	2,975	21.80		3,756	20.61		12,991	20.26
Options exercised	5,410	20.38		70,031	28.39		6,230	21.84

Outstanding, end of period	174,887	$19.71	$0	183,272	$19.77	$2,010,494	257,059	$20.00	$917,701

Options exercisable, end of year	174,887	$19.71	$0	180,872	$19.74	$1,989,592	254,059	$19.97	$914,612

Weighted-average fair value of options granted during the period	$—			$—			$6.80

(1)	No stock options were granted during 2007 and 2006.
     The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price of $12.27 on December 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock.
     The total intrinsic value of stock options exercised was approximately $32,000, $551,000 and $12,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
     Information pertaining to options outstanding at December 31, 2007 is as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$23.00 - $24.00	13,693	6.2 years	$23.90	13,693	$23.90
$19.00 - $20.00	78,834	6.7 years	$19.95	78,834	$19.95
$18.00 - $19.00	82,360	5.2 years	$18.81	82,360	$18.81

Outstanding, end of year	174,887		$19.71	174,887	$19.71

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
     As of December 31, 2007, the most recent notification from the Bank’s regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, minimum capital amounts and ratios must be maintained as shown in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

     At December 31, 2007 and 2006, actual capital levels and minimum required for the Bank was as follows (in thousands):

	For Capital
	Actual		Adequacy Purposes			To Be Well Capitalized
		Ratio			Ratio			Ratio
	Amount	(Percent)	Amount		(Percent)	Amount		(Percent)
December 31, 2007
Total Capital to Risk Weighted Assets:	$158,626	10.5%	$120,500	>	8.0%	$150,600	>	10.0%

Tier 1 Capital to Risk Weighted Assets:	140,038	9.3%	60,300	>	4.0%	90,400	>	6.0%

Tier 1 Capital to Average Assets:	140,038	7.8%	71,600	>	4.0%	89,500	>	5.0%

December 31, 2006
Total Capital to Risk Weighted Assets:	$161,746	10.6%	$121,700	>	8.0%	$152,100	>	10.0%

Tier 1 Capital to Risk Weighted Assets:	147,385	9.7%	60,800	>	4.0%	91,300	>	6.0%

Tier 1 Capital to Average Assets:	147,385	8.4%	70,424	>	4.0%	88,000	>	5.0%

     The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2007 and 2006, the reserve balance amounted to $25,000 and $25,000, respectively. The Bank implemented a program designed to analyze our reserve requirements during 2006, thereby significantly reducing our requirements with the FRB and reducing noninterest earning assets.
     Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. Accordingly, $119.5 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2007. At December 31, 2007, the Bank’s retained earnings available for the payment of dividends was $38.1 million.
     Loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2007, Bank funds available for loans or advances to the Company amounted to approximately $16.2 million.
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

     A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 2007 and 2006 is as follows (in thousands):

	December 31,
	2007	2006
Commercial and stand-by letters of credit	$19,441	$8,829
Unused lines of credit	190,617	244,690
Commitments to originate loans or to refinance existing loans:
Real estate	46,190	49,837
Commercial	32,598	44,266
Consumer	2,560	4,493

Total commitments to extend credit	$291,406	$352,115

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
     Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The fair value of guarantees on financial standby letters of credit was an insignificant at December 31, 2007 and 2006.
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
     LEGAL CONTINGENCIES — On March 13, 2007 Citizens Banking Corporation (“CBC”) filed a complaint against the Company, and Citizens First Savings Bank, in the U.S. District Court for the Eastern District of Michigan. CBC alleged in its complaint that the Company’s banking operations in Michigan’s Oakland and Macomb Counties infringed on CBC’s trademark rights in the word “Citizens.” CBC’s complaint asked the Court to issue injunctive relief against the Company, and to award CBC damages, costs and attorneys fees. On January 4, 2008 the Court entered a preliminary injunction restricting the Company’s use of the name “Citizens” in its Oakland County banking operations, pending trial on the merits. On January 22, 2008, the parties agreed to a settlement of all issues in the litigation, under which:
•	Company’s use of the word “Citizens” in its Oakland County operations will become restricted on July 22, 2008, and will be prohibited in Oakland County on and after October 14, 2008.

•	All claims for trademark infringement which CBC asserted, or which CBC could have asserted, against Company in this case with respect to Company’s use of the name “Citizens” in the Michigan counties of Macomb, Lapeer, St. Clair, Sanilac and Huron will be dismissed with prejudice.

•	CBC was not awarded damages, attorney fees, or costs.
     The terms of the settlement were effected through a Consent Judgment entered with the Court on March 13, 2008.

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
     The carrying values and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$20,464	$20,464	$24,823	$24,823
Securities available for sale	130,521	130,521	62,149	62,149
Federal Home Loan Bank stock	22,014	22,014	19,360	19,360
Loans held for sale	4,139	4,139	2,097	2,112
Loans	1,518,091	1,539,905	1,582,411	1,549,764
Accrued interest receivable	10,306	10,306	10,891	10,891

Financial liabilities:
Deposits	1,198,066	1,175,388	1,186,658	1,094,859
Federal Home Loan Bank advances	384,541	394,468	348,914	349,311
Federal funds purchased	42,564	42,564	51,095	51,095
Accrued interest payable	4,830	4,830	3,711	3,711
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
LOANS — For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values, as adjusted by estimated credit losses. Fair values for other mortgage, commercial, and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
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
NOTE 15 — STOCK REPURCHASE PROGRAM
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The program allows management to repurchase up to 428,701 shares of the Company’s common stock, of which 199,446, 0 and 63,431 shares were repurchased during the years ended December 31, 2007, 2006 and 2005, respectively. The repurchased shares are reserved for reissuance in connection with future employee benefit plans and other general corporate purposes.
     On October 29, 2007, the Company announced a share repurchase program authorizing the repurchase of shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The program allows management to repurchase up to 411,198 shares of the Company’s common stock, of which 193,100 shares were repurchased during the years ended December 31, 2007. The repurchased shares are reserved for reissuance in connection with future employee benefit plans and other general corporate purposes.
NOTE 16 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT COMPANY
     The following represents the condensed financial statements of Citizens First Bancorp, Inc. (“Parent”) only, which should be read in conjunction with the Company’s consolidated financial statements.

BALANCE SHEETS (IN THOUSANDS):

	December 31,
	2007	2006
ASSETS
Cash at subsidiary bank	$249	$9,134
Securities available for sale	3,250	4,777
Investment in subsidiaries	157,580	159,764
Deferred taxes and other assets	9500	4,204

Total assets	$170,579	$177,879

LIABILITIES
Bank line of credit	$—	$—
Accrued expenses and other liabilities	376	565

Total liabilities	376	565

STOCKHOLDERS’ EQUITY	170,203	177,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,579	$177,879

STATEMENTS OF INCOME (IN THOUSANDS):

		Year Ended
		December 31,
	2007	2006	2005
Income:
Interest on loans	—	—	$362
Interest on investments	$254	$1,247	1,517
Dividends from subsidiaries	—	—	5,000
Other	—	42	—

Total income	254	1,289	6,879
Expense:
Interest on short term borrowings	(29)	(45)	(466)
Other	(1,473)	(1,227)	(1,320)

Income, before income taxes and equity in undistributed net income of subsidiaries	(1,248)	17	5,093
Income tax benefit (expense)	43	(329)	(273)

Income (loss), before equity in undistributed net of subsidiaries	(1,205)	(312)	4,820
Equity in undistributed net income (loss) of subsidiaries
	3,075	9,414	4,214

Net income	$1,870	$9,102	$9,034

STATEMENTS OF CASH FLOWS (IN THOUSANDS):

		Year Ended
		December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$1,870	$9,102	$9,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of securities	—	270	213
Equity in undistributed net income (loss) of subsidiaries	3,220	(11,788)	(3,788)
Deferred compensation and ESOP	1,522	2,028	1,720
(Increase) decrease in accrued interest receivable and other assets	(5,222)	(115)	1,081
Increase (decrease) in accrued interest payable and other liabilities	256	(716)	(403)

Net cash provided by (used in) operating activities	1,646	(1,219)	7,857

INVESTING ACTIVITIES
Proceeds from sale or maturity of investments	—	16,456	8,521
Purchase of investments	—	—	(10,370)
Net decrease in loans	—	—	4,675

Net cash provided by (used in) investing activities	—	16,456	2,826

FINANCING ACTIVITIES
Proceeds from exercises of stock options	118	1,572	130
Proceeds from line of credit	—	—	1,000
Repayment of line of credit	—	(3,950)	(7,050)
Purchase of treasury stock	(7,634)	(1,567)	(1,883)
Payment of dividends	(3,015)	(2,867)	(3,048)

Net cash provided by (used in) financing activities	(10,531)	(6,812)	(10,851)

NET CHANGE IN CASH AT SUBSIDIARY BANK	(8,885)	8,425	(168)
CASH, beginning of period	9,134	709	877

CASH, end of period	$249	$9,134	$709

NOTE 17 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following table summarizes the Company’s quarterly results for the years ended December 31, 2007 and 2006 (in thousands):

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Total
Interest income	$29,586	$29,547	$29,501	$28,478	$117,112
Interest expense	15,731	16,066	16,391	16,382	64,570

Net interest income	13,855	13,481	13,110	12,096	52,542
Provision for loan losses	1,259	491	7,556	3,036	12,342
Noninterest income	1,826	1,989	2,109	1,236	7,160
Noninterest expense	10,862	11,854	11,193	11,333	45,242

Income (loss), before federal income tax expense	3,560	3,125	(3,530)	(1,037)	2,118
Federal income tax expense (benefit)	1,195	971	(1,258)	(660)	248

Net income (loss)	$2,365	$2,154	$(2,272)	$(377)	$1,870

Earnings (loss) per share, basic	$0.29	$0.27	$(0.29)	$(0.05)	$0.24

Earnings (loss) per share, diluted	$0.29	$0.27	$(0.29)	$(0.05)	$0.24

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Total
Interest income	$26,095	$27,844	$29,041	$30,291	$113,271
Interest expense	12,764	14,237	15,489	15,950	58,440

Net interest income	13,331	13,607	13,552	14,341	54,831
Provision for loan losses	870	710	605	620	2,805
Noninterest income	1,476	1,574	1,486	1,474	6,010
Noninterest expense	10,864	11,677	10,901	10,988	44,430

Income, before federal income tax expense	3,073	2,794	3,532	4,207	13,606
Federal income tax expense	1,028	934	1,204	1,338	4,504

Net income	$2,045	$1,860	$2,328	$2,869	$9,102

Earnings per share, basic	$0.26	$0.24	$0.29	$0.36	$1.14

Earnings per share, diluted	$0.26	$0.23	$0.29	$0.36	$1.14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     The Company, under the supervision, and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2007, pursuant to the requirements of Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements contained herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007.
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Section captioned “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2007, for the Annual Meeting of Stockholders to be held on May 22, 2008. Reference is made to the cover page of this Form 10-K and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.
     The Board of Directors has determined that Daniel Lockwood is an “audit committee financial expert” and is “independent,” as each such term is defined under applicable SEC and NASDAQ rules. The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics is posted on the Company’s website at www.cfsbank.com. In the event we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to the principal executive, financial or accounting officer, or any person performing similar functions, that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date, on our internet website.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item relating to executive compensation is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2007, for the Annual Meeting of Stockholders to be held on May 22, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2007, for the Annual Meeting of Stockholders to be held on May 22, 2008.
Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants,	outstanding options,	(excluding securities
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	174,887	$19.71	1,209,867

Total	174,887	$19.71	1,209,867

     The Company does not maintain any equity compensation plans that have not been approved by security holders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Related Parties” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2007, for the Annual Meeting of Stockholders to be held on May 22, 2008. The information required by this item relating to director independence is incorporated herein by reference to the section captioned “Proposal 1-Election of Directors”.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item relating to accountant fees and services is incorporated by reference to the section captioned “Proposal II — Ratification of Independent Auditors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2007, for the Annual Meeting of Shareholders to be held on May 22, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
     (1) Financial Statements

Pages in Form 10-K
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	page 47

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	page 50
Statements of Income	page 51
Statements of Changes in Stockholders’ Equity	page 52
Statements of Cash Flows	page 53
Notes to Consolidated Financial Statements	page 54-79
     (2) Financial Statement Schedules
     All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
     The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:
     (3) Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of Citizens First Bancorp, Inc. (1)

10.1	Form of Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of Citizens First Savings Bank Director's Deferred Fee Agreement (1)

10.4	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between Citizens First Savings Bank and J. Stephen Armstrong (2)

10.8	Change in Control Agreement between Citizens First Savings Bank and Douglas E. Brandewie (6)

10.9	Change in Control Agreement between Citizens First Savings Bank and William G. Oldford, Jr. (6)

10.10	Change in Control Agreement between Citizens First Savings Bank and Richard Stafford (6)

10.11	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.12	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.13	Amended and Restated Executive Stock Ownership Plan (4)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business - Subsidiary Activities”

23.1	Consent of BDO Seidman, LLP

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on May 10, 2007 (Registration No. 0-32041)

(6)	Incorporated by reference into this document from the Exhibits to the Form 10-K as filed with the Securities and Exchange Commission on March 23, 2006 (Registration No. 0-32041).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Bancorp, Inc.
Date: March 17, 2008	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Marshall J. Campbell	Chairman of the Board, President

Marshall J. Campbell	and Chief Executive Officer
	(principal executive officer)	March 17, 2008

/s/ Timothy D. Regan	Secretary, Treasurer

Timothy D. Regan	(principal accounting and financial
	officer)	March 17, 2008

/s/ Ronald W. Cooley

Ronald W. Cooley	Director	March 17, 2008

/s/ Gerald Bouchard

Gerald Bouchard	Director	March 17, 2008

/s/ Walid Demashkieh

Walid Demashkieh	Director	March 17, 2008

/s/ Janice U. Whipple

Janice U. Whipple	Director	March 17, 2008

/s/ Daniel G Lockwood, CPA

Daniel G. Lockwood, CPA	Director	March 17, 2008

/s/ Bethany A. Belanger

Bethany A. Belanger	Director	March 17, 2008

Exhibit Index

3.1	Certificate of Incorporation of the Citizens First Bancorp, Inc. (1)

3.2	Bylaws of the Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of the Citizens First Bancorp, Inc. (1)

10.1	Form of the Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of the Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of the Citizens First Savings Bank Director's Deferred Fee Agreement (1)
10.4	Employment Agreement between the Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between the Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between the Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between the Citizens First Savings Bank and J. Stephen Armstrong (2)

10.8	Change in Control Agreement between the Citizens First Savings Bank and Douglas E. Brandewie (6)

10.9	Change in Control Agreement between Citizens First Savings Bank and William G. Oldford, Jr. (6)

10.10	Change in Control Agreement between Citizens First Savings Bank and Richard Stafford (6)

10.11	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.12	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.13	Amended and Restated Executive Stock Ownership Plan (4)

21.0	Subsidiary Information is incorporated herein by reference to Part I,
Item 1, "Business - Subsidiary Activities"

23.1	Consent of BDO Seidman, LLP

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on May 10, 2007 (Registration No. 0-32041)

(6)	Incorporated by reference into this document from the Exhibits to the Form 10-K as filed with the Securities and Exchange Commission on March 23, 2006 (Registration No. 0-32041).