Form 10-Q
period 2008-03-31
CITIZENS FIRST BANCORP INC
filed 2008-05-12
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant had 8,223,968 shares of common stock, par value $0.01 per share, outstanding as of May 12, 2008.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	1
Condensed Consolidated Statements of Income for the Three and Three Months Ended March 31, 2008 and 2007 (unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2008 and 2007 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
PART II OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1a. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
Signatures	20
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

PART 1 – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from depository institutions	$19,474	$20,434
Interest-bearing deposits in other depository institutions	149	30

Total cash and cash equivalents	19,623	20,464

Certificates of deposit	319	320
Securities available for sale, at fair value	122,090	130,521
Securities held to maturity, at book value	293,828	—
Federal Home Loan Bank stock, at cost	31,086	22,014
Loans held for sale	7,044	4,139
Loans, less allowance for loan losses of $18,264 and $21,464 (Note 6)	1,510,915	1,518,091
Premises and equipment, net	43,943	43,879
Goodwill (Note 5)	9,814	9,814
Other intangible assets, net of amortization of $2,199 and $2,104 (Note 5)	2,201	2,296
Accrued interest receivable and other assets	55,859	52,866

Total assets	$2,096,722	$1,804,404

LIABILITIES
Deposits:
Noninterest-bearing	$101,447	$90,343
Interest-bearing	1,207,687	1,107,723

Total deposits	1,309,134	1,198,066

Federal Home Loan Bank advances	606,610	384,541
Federal funds purchased	3,263	42,564
Accrued interest payable and other liabilities	9,219	9,030

Total liabilities	1,928,226	1,634,201

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	95,162	95,195
Retained earnings	110,001	109,144
Accumulated other comprehensive loss	(3,063)	(394)
Treasury stock, at cost (1,581,916 and 1,584,820 shares)	(31,390)	(31,438)
Deferred compensation obligation	3,107	3,192
Unearned compensation – ESOP	(5,416)	(5,591)

Total stockholders’ equity	168,496	170,203

Total liabilities and stockholders’ equity	$2,096,722	$1,804,404

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME
Loans, including fees	$24,755	$28,825
Federal funds sold and interest bearing deposits	115	8
Certificates of Deposit	4	3
Securities:
Tax-exempt	228	177
Taxable	3,956	572

Total interest income	29,058	29,585

INTEREST EXPENSE
Deposits	10,804	10,844
Short-term borrowings	51	622
FHLB advances	5,844	4,265

Total interest expense	16,699	15,731

NET INTEREST INCOME	12,359	13,854
PROVISION FOR LOAN LOSSES	1,131	1,259

NET INTEREST INCOME, after provision for loan losses	11,228	12,595

NONINTEREST INCOME
Service charges and other fees	762	838
Mortgage banking activities	874	599
Trust fee income	326	329
Loss on sale of securities available for sale	(1)	—
Other	24	(21)

Total noninterest income	1,985	1,745

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,508	5,865
Office occupancy and equipment	2,389	1,947
Advertising and business promotion	140	227
Stationery, printing and supplies	326	359
Data processing	21	21
Professional fees	931	1,050
Core deposit intangible amortization	96	101
Other	1,689	1,210

Total noninterest expense	11,100	10,780

INCOME, before federal income tax expense	2,113	3,560
Federal income tax expense	515	1,195

NET INCOME	$1,598	$2,365

EARNINGS PER SHARE, BASIC AND DILUTED	$0.21	$0.29

DIVIDENDS PER SHARE	$0.09	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Three months ended March 31, 2007

Balance, January 1, 2007	$95	$94,818	$110,289	$(422)	$(24,760)	$3,583	$(6,289)	$177,314
Exercise of stock options	—	17	—	—	93	—	—	110
Purchase of treasury stock	—	—	—	—	(9)	—	—	(9)
Deferred compensation	—	—	—	—	—	125	—	125
Allocation of ESOP shares	—	153	—	—	—	—	175	328
Dividends paid ($.09 per share)	—	—	(758)	—	—	—	—	(758)
Net income	—	—	2,365	—	—	—	—	2,365
Change in net unrealized loss on securities available for sale, net of tax effect $55	—	—	—	103	—	—	—	103
Total comprehensive income	—	—	—	—	—	—	—	2,468

Balance, March 31, 2007	$95	$94,988	$111,896	$(319)	$(24,676)	$3,708	$(6,114)	$179,578

Three months ended March 31, 2008

Balance, January 1, 2008	$95	$95,195	$109,144	$(394)	$(31,438)	$3,192	$(5,591)	$170,203
Deferred compensation	—	—	—	—	48	(85)	—	(37)
Allocation of ESOP shares	—	(33)	—	—	—	—	175	142
Dividends paid ($.09 per share)	—	—	(741)	—	—	—	—	(741)
Net income	—	—	1,598	—	—	—	—	1,598
Change in net unrealized loss on securities available for sale, net of tax effect ($1,375)	—	—	—	(2,669)	—	—	—	(2,669)
Total comprehensive loss	—	—	—	—	—	—	—	(1,071)

Balance, March 31, 2008	$95	$95,162	$110,001	$(3,063)	$(31,390)	$3,107	$(5,416)	$168,496

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,598	$2,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,131	1,259
Deferred compensation and ESOP	105	453
Depreciation	838	779
Core deposit intangible amortization	96	101
Amortization/(accretion) of securities	(286)	199
Proceeds from sale of mortgage loans held for sale	53,713	30,412
Origination of mortgage loans held for sale	(56,580)	(33,098)
Gain on sale of mortgage loans	(38)	(261)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(193)	(2,755)
Increase in accrued interest payable and other liabilities	188	2,064

Net cash provided by operating activities	572	1,518

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	4,775	1,953
Purchase of securities available for sale	—	(1,553)
Proceeds from maturities of securities held to maturity	2,654	—
Purchase of securities held to maturity	(296,583)	—
Purchase of Federal Home Loan Bank stock	(9,072)	—
Net decrease/(increase) in loans	2,531	(19,552)
Proceeds from sale of other real estate owned, held for sale	2,089	206
Purchase of premises and equipment	(902)	(860)

Net cash used in lending and investing activities	(294,508)	(19,806)

DEPOSIT AND FINANCING ACTIVITIES
Net increase/(decrease) in deposits	111,068	(4,078)
Net decrease in federal funds purchased	(39,301)	(17,176)
Proceeds from exercises of stock options	—	110
Payment of dividends	(741)	(758)
Purchase of treasury stock	—	(9)
Repayment of FHLB advances	(71,872)	(1,818)
Proceeds from FHLB advances	293,941	36,000

Net cash provided by deposit and financing activities	293,095	12,271

NET CHANGE IN CASH AND CASH EQUIVALENTS	(841)	(6,017)
CASH AND CASH EQUIVALENTS, beginning of period	20,464	24,823

CASH AND CASH EQUIVALENTS, end of period	$19,623	$18,806

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$15,348	$14,723
Federal income taxes	—	—
Supplemental noncash disclosure:
Transfers from loans to other real estate owned	3,514	1,892
See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Citizens First Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, Citizens First Mortgage, LLC and Port Huron CDE, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, CFS Insurance Agency, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. Port Huron CDE, LLC is a limited liability company that will target real estate and business investments with a focus on health care, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities, such as leasing and/or selling our Other Real Estate Owned assets and Horizon Capital Management. Horizon Capital Management is a registered investment advisor with the state of Michigan. It provides clients with a quantatively driven smallcap offering and a total return global investment model. All significant intercompany transactions and balances have been eliminated in consolidation.
NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 was effective for the Company beginning January 1, 2008. Through March 31, 2008, the Company has not elected the fair value option for any of its financial assets or liabilities.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice as follows: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 was intially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Such is not expected to be material to our results of operations or financial position. See Note 9 for a discussion regarding the January 1, 2008 implementaion of SFAS No. 157 relating to the Company’s financial assets and liabilities.
     In June 2007, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which became effective for the Company January 1, 2008. This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate. This Issue also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates. Tax benefits for dividends recorded to APIC would be available to absorb future stock compensation tax deficiencies. This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application of this Issue is prohibited. The Company has completed its review of this new guidance, and has determined its impact is immaterial to the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Corporation will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management does not expect the adoption of SFAS No. 141(R) to have any effect on prior acquisition accounting. The effects going forward will depend upon the extent and magnitude of acquisitions after December 31, 2008.
     In November 2007, the SEC issued Staff Accounting Bulletin 109 (“SAB 109”) regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective for the Company January 1, 2008. The Company has completed its review of SAB 109, and has determined its impact is immaterial to the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No.161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective beinning January 1, 2009. Management does not expect SFAS No. 161 will have a material effect on its derivative disclosures upon adoption.

NOTE 3 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment using the modified-prospective transition method. SFAS No. 123(R), established a fair value method of accounting for stock options whereby compensation expense is recognized based on the computed fair value of the options on the grant date. No options have been granted by the Company since May 17, 2005. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed.
     At March 31, 2008, stock options outstanding had a weighted average remaining contractual life of 5.7 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at March 31, 2008:

		Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices (1)	Outstanding	Life	Price	Value
$23.00 - $23.99	13,336	5.9 years	23.90	$—
$19.00 - $19.99	77,220	6.4 years	19.93	—
$18.00 - $18.99	81,960	4.9 years	18.81	—

Total	172,516		$19.70	$—

(1)	All tranche exercise prices were above the closing price at March 31, 2008, the last business day of the quarter.
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
     Earnings per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Net income	$1,598	$2,365

Average number of common shares outstanding used to calculate basic earnings per common share	7,747,636	8,031,322
Effect of dilutive securities	—	15,220

Average number of common shares outstanding used to calculate diluted earnings per common share	7,747,636	8,046,542

Number of antidilutive stock options excluded from diluted earnings per share computation	172,516	—

NOTE 5 — GOODWILL AND INTANGIBLES
     Goodwill in the amount of $9.8 million and core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at March 31, 2008 and December 31, 2007 were $2.2 million and $2.3 million, respectively. Amortization expense for the next 5 years is as follows: $383,000 in 2008, 2009, 2010, 2011 and 2012, respectively.
NOTE 6 — LOANS
     Loans were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Real estate loans:
One-to four-family	$461,771	$472,330
Commercial and multi-family	430,828	433,375
Residential construction	90,362	103,825
Home equity and lines of credit	132,760	134,994

	1,115,721	1,144,524
Commercial loans	329,829	307,728
Consumer loans:
Vehicles	59,193	63,352
Other	24,270	23,876

	83,463	87,228

Total loans	1,529,013	1,539,480
Allowance for loan losses	(18,264)	(21,464)
Net deferred loan fees	166	75

Net loans	$1,510,915	$1,518,091

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
     The total contractual amounts of standby letters of credit were $10.6 million and $19.4 million at March 31, 2008 and December 31, 2007, respectively. There were no contractual amounts outstanding of commercial letters of credit at March 31, 2008 or December 31, 2007.
     At March 31, 2008, the Company had outstanding commitments to originate loans of $326.9 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $7.0 million and $4.6 million at March 31, 2008 and December 31, 2007, respectively. The fair value of forward contracts was insignificant at March 31, 2008 and December 31, 2007.

NOTE 8 — INCOME TAXES
     During 2006, the Michigan legislature repealed the SBT that served as a significant source of revenue for the State and during 2007 enacted the Michigan Business Tax (MBT) as its replacement to take effect January 1, 2008. Under the MBT, financial institutions are subject to a 0.235% franchise tax based on net capital. The Company has determined the impact of this new taxing structure will be immaterial to the Company’s consolidated financial statements.
NOTE 9 — FAIR VALUE
Under SFAS No. 157, certain assets and liabilities are required to be recorded at fair value to provide financial statement users an enhaced understanding of the Company’s quality of earnings, with some assets measured on a recurring basis and others measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. Accordingly, SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable imputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. A brief description of each level follows.
Level 1 — In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2 — Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
Level3 — Fair value drivers for level 3 inputs are unobservable, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
The following table presents the balances of the Company’s assets that were measured at fair value on a recurring basis as of March 31, 2008.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008
(dollars in thousands)

Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
	Balance at	Identical	Observable	Inputs
	March 31, 2008	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets
Investment securities- available - for - sale	$122,090	$550	$121,540	$—
Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include U.S. government agency securities, U.S. government sponsored gency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. Where level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.
The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include mortgage servicing rights, loans held for sale and impaired loans.
The following table presents the balances of the Company’s assets that were measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition as of March 31, 2008.

Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

		Quoted Prices in
		Active Markets	Significant Other		Net gain/(loss) for
		for Identical	Observable	Significant	the period
	Balance at March 31,	Assets	Inputs	Unobservable	ended
	2008	(Level 1)	(Level 2)	Inputs (Level 3)	March 31, 2008
Assets
Mortgage Servicing Rights (1)	$1,455	$—	$—	$1,455	$34
Impaired Loans	23,456	—	10,198	13,258	224

					$258

(1)	Mortgage Servicing Rights with an amortized cost of $1.477 million were written down to their impaired fair value of $1.455 million. Fair value is determined on a tranche-by-tranche basis. All remaining tranches within the Company’s portfolio are valued at levels above carrying value.
Mortgage Servicing Rights. Mortgage servicing rights represent the value associated with servicing residential mortgage loans. The value is determined through a discounted cash flow analysis which uses prepayment speed, interest rate, delinquency level and other assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. As such, the Company classifies mortgage servicing rights as nonrecurring Level 3.
Mortgage Loans Held For Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is determined through forward commitments which the Company enters to sell these loans to secondary market counterparties. As such, the Company classifies mortgage loans held for sale as nonrecurring Level 2.
Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established. A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Other assets, including premises and equipment, goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial assets. Effective February 12, 2008, the FASB issued staff position, FSP FAS No. 157-2, which delayed the applicability of SFAS No. 157 to non-financial assets and liabilities until January 1, 2009. Accordingly, these assets have been omitted from the above disclosures and are not yet subject to fair value measurement in accordance with SFAS No. 157.
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
CRITICAL ACCOUNTING POLICIES. As of March 31, 2008, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2007. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2007 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, mortgage servicing rights and goodwill and intangibles.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007
     Summary. Total assets increased $292.3 million, or 16.2%, to $2.097 billion at March 31, 2008 from $1.804 billion at December 31, 2007, primarily due to an increase of $293.8 million, from zero, in the securities held to maturity portfolio, and an increase of 19.6 million in all commercial loan balance categories. The substantial increase in investment security purchases during the quarter ended March 31, 2008 was entirely made up of ‘AAA’ rated whole loan collateralized mortgage obligations which were purchased at a discount, are diversified geographically throughout the country, carry an average coupon of 5.85%, with weighted average credit scores in excess of 700. The Asset/Liability Committee will review these investments and monitor their performance. Given the concentration of lending in the State of Michigan and specifically in southeastern Michigan, the Committee believes these investments provide valuable diversification and a premium return as compared to retail lending rates.
     The increase in these assets was partially offset by a decrease in residential real estate mortgage loan and consumer loan balance categories of $24.0 million and $6.0 million, respectively. These decreases are related to management’s decision to reduce residential real estate secured and vehicle indirect lending due to the ongoing economic downturn in the State of Michigan. Additionally, securities available for sale decreased $8.4 million, primarily due to principal repayments in the mortgage-backed and whole loan collateralized mortgage obligation portfolios.
     Total liabilities increased $294.0 million, or 18.0%, to $1.928 billion at March 31, 2008 from $1.634 billion at December 31, 2007. The primary reason for the increase was to fund the growth in the securities held to maturity portfolio through wholesale funding sources. Specifically, the Company funded this growth with an increase of $222.1 million in FHLB advances and an increase of $120.1 million in bank callable brokered certificates of deposit, offset by a decrease in federal funds purchased of $39.3 million. Total retail deposits decreased $9.0 million (discussed below). Based on our forecasted loan growth versus the competitive retail deposit growth, management expects that FHLB advances, federal funds purchased and/or callable brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense after analyzing maturity and repricing data and balancing interest rate risk.
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $57.2 million at March 31, 2008 compared to $54.1 million at December 31, 2007, an increase of $3.1 million, or 5.7%. In spite of the increase in nonperforming loan balances, total nonperforming assets as a percentage of total assets decreased to 3.28% at March 31, 2008 compared to 3.62% at December 31, 2007, a result of an increase in total assets of $292.3 million. A majority of the increase in total nonperforming assets resulted from the increase in nonperforming loans secured by real estate. The increase in this nonperforming loan category is primarily due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan. The Company does not hold any sub-prime loans in its loan portfolio.
     The following table sets forth information regarding nonperforming assets (in thousands):

	March 31,	December 31,
	2008	2007
Nonperforming loans:
Real estate	$32,076	$29,854
Commercial	23,482	22,401
Consumer	1,685	1,881

Total	57,243	54,136
Real estate and other assets owned	11,463	11,190

Total nonperforming assets	$68,706	$65,326

Total nonperforming loans as a percentage of total loans	3.74%	3.52%
Total nonperforming assets as a percentage of total assets	3.28%	3.62%
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

	Three Months
	ended March 31,
	2008	2007
Balance, beginning of period	$21,464	$14,304
Provision for loan losses	1,131	1,259
Charge-offs	(4,449)	(1,272)
Recoveries	118	199

Balance, end of period	$18,264	$14,490

Allowance for loan losses to total loans	1.19%	0.90%
Allowance for loans losses to nonperforming loans	31.91%	53.44%
     Deposits. Deposits increased $111.1 million, or 9.3%, from December 31, 2007 to $1.3 billion at March 31, 2008. The increase in interest bearing deposits of $100 million, or 9.02%, was primarily due to a net increase of $120.1 million in brokered certificates of deposit used to partially fund the growth of the held to maturity investment portfolio. This increase in brokered deposits was accompanied by increases in retail savings and money market deposit balances of $9.9 million and $3.6 million, respectively. Partially offsetting these increases in interest bearing deposits were net reductions in retail certificates of deposit and public funds deposits of $30.6 million and $2.5 million, respectively. Customers with approximately $33.2 million in aggregate balances did not renew their products with the Company. As mentioned in previous Filings, the Company approaches these types of customers with a disciplined focus on rates, service and quantity of our products and thus allowed the customers’ accounts to mature without renewal. The increase in interest bearing deposits was accompanied by an increase of $11.1 million, or 12.3%, in noninterest-bearing deposits. Deposit growth continues to be affected by general adverse economic conditions experienced in the State of Michigan.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
     Summary. Net income for the three months ended March 31, 2008 decreased $0.8 million, or 32.4%, to $1.6 million from net income of $2.4 million in the same period in 2007. The decrease was primarily due to a decrease in net interest income of $1.5 million or 10.8%, for the three months ended March 31, 2008 compared to the same period in 2007. Further negatively impacting net income for this period was an increase in noninterest expense of $0.3 million, or 3.0%, compared to the same period in 2007.

However, this increase was largely offset by an increase in noninterest income of $0.2 million, or 13.7% compared to the same period in 2007.
     Net Interest Income. Net interest income, before provision for loan losses, for the three months ended March 31, 2008 totaled $12.4 million, a decrease of $1.5 million, or 10.8% as compared to $13.9 million for the same period in the prior year. Due to the competitive nature in attracting new deposits, market rates for deposits decreased at a slower rate than market lending rates during the three months ended March 31, 2008 as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increase in the cost of borrowings to fund loan growth along with the increase in nonaccrual loans compressed net interest margin, which fell 49 basis points to 2.82% at March 31, 2008 as compared to 3.31% for March 31, 2007.
     The following tables present an analysis of net interest margin for the three month periods ending March 31, 2008 and 2007 (in thousands).

	For the Three Months Ended March 31,
	2008			2007			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets
Loans (1)	$1,531,515	$24,755	6.56%	$1,606,950	$28,825	7.27%	$(1,371)	$(2,699)	$(4,070)
Certificates of deposit	319	4	5.08%	285	3	4.27%
Securities (2):
Taxable	180,242	3,692	8.31%	40,127	326	3.29%	1,152	2,213	3,366
Tax-exempt	25,857	228	3.58%	30,268	177	2.37%	(26)	77	51
Federal funds sold	15,364	111	2.93%	446	6	5.46%	204	(99)	105
Federal Home Loan Bank stock	25,768	264	4.15%	19,360	246	5.15%	83	(65)	18
Interest earning deposits	1,180	5	1.59%	72	2	11.27%	31	(29)	3

Total interest-earning assets	1,780,243	29,058	6.62%	1,697,508	29,585	7.07%	73	(601)	(527)

Noninterest-earning assets	144,896			79,016

Total assets	$1,925,140			$1,776,524

Liabilities
Deposits:
Savings	$118,474	550	1.88%	$113,057	541	1.94%	26	(18)	9
NOW	80,537	101	0.51%	89,219	204	0.93%	(20)	(83)	(103)
Money market	232,387	1,638	2.86%	258,497	2,467	3.87%	(253)	(576)	(829)
Certificates of deposit	719,393	8,516	4.80%	630,608	7,632	4.91%	1,090	(206)	884

Total interest bearing deposits	1,150,791	10,804	3.81%	1,091,381	10,844	4.03%	843	(883)	(40)
Short-term borrowings	4,544	51	4.55%	44,764	622	5.64%	(567)	(4)	(571)
FHLB advances	500,198	5,844	4.74%	353,286	4,265	4.90%	1,800	(221)	1,579

Total interest-bearing liabilities	1,655,533	16,699	4.09%	1,489,431	15,731	4.28%	2,076	(1,108)	968

Non-interest bearing deposits	88,544			83,557
Other Noninterest-bearing liabilities	10,281			15,021

Total liabilities	1,754,358			1,588,009
Stockholders’ equity	170,782			178,564

Total liabilities and stockholders’ equity	$1,925,140			$1,766,573

Net interest-earning assets	$124,710			$208,077

Net interest income		$12,359			$13,854				$(1,495)

Interest rate spread (3)			2.53%			2.79%
Net interest margin as a percentage of interest-earning assets (4)			2.82%			3.31%
Ratio of interest-earning assets to interest-bearing liabilities			107.53%			113.97%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
     Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2008 was $1.13 million as compared to $1.26 million for the same period in the prior year. The provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business and historical charge off rates in the overall loan portfolio. In order to accurately depict the actual loss inherent in a loan relationship, a determination is made by reviewing a non-performing loan for collateral sufficiency. This entails utilizing any relevant appraisal values and discounting said values for market deterioration, time value of liquidation period, and liquidation costs. Standard discount factors are applied to maintain consistency and reflect current market and economic conditions. The resulting discounted values are reviewed, and adjusted if necessary, every six months. Those factors are 10% for liquidation expense (6% broker commission and 4% other) and a selling period of 2 years for builder direct (speculative) homes and 4 years for vacant land, discounted at current mortgage rates. These factors are consistent with best estimates of current market conditions and within acceptable regulatory parameters.
     The provision for loan losses decreased by $0.13 million for the three months ended March 31, 2008 compared to the same period last year. During the three month period ended March 31, 2008, the Company recorded loan charge-offs against the allowance for loan losses of $4.4 million, as specifically reserved for through the increased provision recorded during the third and fourth quarters of 2007. Based upon our detailed analysis of the allowance for loan losses performed at March 31, 2008, the allowance for potential loan losses decreased to 1.19% of total loans from 1.39% of total loans at December 31, 2007. As a result of the increase in nonperforming loan balances versus the decrease in the allowance for loan losses, due to the aforementioned first quarter 2008 loan charge-offs taken, the allowance for loan losses as a percentage of nonperforming loans decreased from 39.6% at December 31, 2007 to 31.9% at March 31, 2008. The allowance for loan loss analysis includes potential losses in the loan portfolio which could be realized depending on future changes in market conditions. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at March 31, 2008.
     The Company has never participated in, nor does the Company carry, any sub-prime residential mortgages or securities backed by these loans on its books. In the construction and development portfolio of approximately $158.5 million, or 10.4% of total loans, the Company has four residential builders with high quality developments, known as builder direct loans that have experienced sales well below previous expectations. The Company’s residential mortgages and builder direct loans were valued properly at the time of origination in accordance with the Company’s conservative loan policies. In 2006, the Company significantly reduced new investments in the builder direct portion of the construction and development portfolio. The builder direct portion of that portfolio is equal to 2.18% of the total loan portfolio. For the purpose of reducing our concentration of risk, the Company plans to reduce overall investment in the construction and development portfolio to less than 90% of total capital. The Company’s commercial and multi-family and general commercial loan portfolio, 59% of which is secured by real estate, currently has total delinquencies over 30 days representing only 1.86% of the total loan portfolio while the consumer loan portfolio has total delinquencies over 30 days representing 0.51% of the total loan portfolio. Both of these portfolios are performing as expected and are comparable to peer. The Company has implemented creative and aggressive programs in the residential mortgage and construction and development portfolios designed to limit our credit risk, to assist our customers that have been affected by the economic conditions in Michigan and who face the potential of losing their home without the assistance of the Company.
     Management considers its allowance for loan losses to be one of its critical accounting policies. Management reviews the allowance for loan losses on a monthly basis and establishes a provision based on actual and estimated losses in the portfolio. Because the estimates and assumptions underlying the Company’s allowance for loan losses are uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could also have a material adverse effect on the Company’s net income and results of operations. The following table sets forth information regarding delinquent and nonaccrual loans (in thousands):

For the Period Ending
December 31, 2007

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
One-to four-family	$472,330	$25,532	$13,160
Commercial and multi-family	433,375	9,243	9,732
Residential construction	103,825	8,930	16,694
Home equity and lines of credit	134,994	4,046	1,628

	1,144,524	47,751	41,214
Commercial loans	307,728	9,897	12,669
Consumer loans:
Vehicles	63,352	2,964	216
Other	23,876	713	37

	87,228	3,677	253

Total loans	$1,539,480	$61,325	$54,136

For the Period Ending
March 31, 2008

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
One-to four-family	$461,771	$25,648	$14,781
Commercial and multi-family	430,828	10,803	9,267
Residential construction	90,362	6,566	17,295
Home equity and lines of credit	132,760	2,693	1,475

	1,115,721	45,710	42,818
Commercial loans	329,829	7,297	14,215
Consumer loans:
Vehicles	59,193	2,088	174
Other	24,270	486	36

	83,463	2,574	210

Total loans	$1,529,013	$55,581	$57,243

     Noninterest Income. Noninterest income for the three months ended March 31, 2008 increased 13.7% to $1.99 million, compared to $1.75 million for the same period in the prior year. The increase was mainly attributable to an increase in mortgage banking service income of $275,000, or 45.9%, for the three months ended March 31, 2008 over the same period in the prior year. The increase in mortgage banking service income is a result of our efforts to sell the overwhelming majority of newly originated secondary marketable residential mortgage loans, thereby limiting additional loan loss exposure to the struggling real estate market in Michigan. Sales of mortgage loans for the three months ended March 31, 2008, increased by 78.0% in terms of principal balance compared to the three months ended March 31, 2007.
     Noninterest Expense. Noninterest expense for the three months ended March 31, 2008 increased 3.0% to $11.1 million compared to $10.8 million for the same period in the prior year. The increase was primarily due to an increase in occupancy expense of nearly $442,000 resulting from an increase in maintenance costs, an increase in servicing agreement costs for furniture, fixtures and equipment, the cost of leasing additional office space and an increase in depreciation expense. The increased costs for leasing additional office space will be offset for the next two years by Brownfield Tax Credits applicable to the Michigan Business Tax. The Company also experienced a $296,000 increase in Federal Insurance Premiums resulting from the depletion of a one-time assessment credit from the Federal

Deposit Insurance Act of 2005. The Company also encountered an increase of approximately $228,000 in the carrying cost of other real estate owned related to real estate taxes and maintenance. These increases were offset by a decrease of close to $357,000 in salary and benefits, a reduction of approximately $120,000 in printing and advertising, and a decline of about $85,000 in professional fees for the three months ended March 31, 2008 compared to the same period in the prior year.
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
     The Company’s primary investing activities are the origination of loans, the purchase and sale of securities and capital expenditures. In the three months ended March 31, 2008, the Company originated $81.4 million of loans and purchased $296.6 million of securities. Funding of $254.9 million, or 85.9%, of the investment purchases made during the quarter were achieved through Federal Home Loan Bank advances, with the investments purchased serving as collateral for the advances. The remainder was funded with brokered certificates of deposit.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and short-term investments totaled $19.6 million and securities classified as available for sale totaled $122.1 million.
     The Company originates fixed-rate mortgage loans conforming to Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Sales of fixed-rate mortgage loans were $53.7 million and $30.4 million for the three months ended March 31, 2008 and 2007, respectively.
     Financing activities consist primarily of activity in deposit accounts, public funds, overnight borrowings from our correspondent banks, FHLB advances and brokered deposits. The Company experienced a net increase in total deposits of $111.1 million for the three months ended March 31, 2008, made up of a $120.1 million increase in brokered certificates of deposit and a $10.0 million decrease in retail deposit balances. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. The Company continues to seek new customers in its recently expanded markets of Macomb and Oakland counties.
     The Company has the ability to borrow a total of approximately $866.1 million, $90.0 million from its correspondent banks and $776.1 million from the FHLB, of which $3.3 million and $606.6 million were outstanding at March 31, 2008, respectively.
     At March 31, 2008, the Company had outstanding commitments to originate loans of $326.9 million, of which $116.3 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. The Company has relationships with various brokers to originate brokered deposits in the open market. Brokered deposits provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of March 31, 2008 totaled $443.5 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, the Bank exceeded all of the regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2008, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 13, 2007 Citizens Banking Corporation (“CBC”) filed a complaint against the Company, and Citizens First Savings Bank, in the U.S. District Court for the Eastern District of Michigan. CBC alleged in its complaint that the Company’s banking operations in Michigan’s Oakland and Macomb Counties infringed on CBC’s trademark rights in the word “Citizens.” CBC’s complaint asked the Court to issue injunctive relief against the Company, and to award CBC damages, costs and attorneys fees. On January 4, 2008 the Court entered a preliminary injunction restricting the Company’s use of the name “Citizens” in its Oakland County banking operations, pending trial on the merits. On January 22, 2008, the parties agreed to a settlement of all issues in the litigation, under which:
•	Company’s use of the word “Citizens” in its Oakland County operations will become restricted on July 22, 2008, and will be prohibited in Oakland County on and after October 14, 2008.

•	All claims for trademark infringement which CBC asserted, or which CBC could have asserted against Company in this case with respect to Company’s use of the name “Citizens” in the Michigan counties of Macomb, Lapeer, St. Clair, Sanilac and Huron will be dismissed with prejudice.

•	CBC was not awarded damages, attorney fees, or costs.
     The terms of the settlement were effected through a Consent Judgment entered with the Court on March 13, 2008. Management continues to evaluate their options as a result of this action.
     Except as otherwise provided above, neither the Company or its subsidiaries are a party to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations the Company.

Item 1a. Risk Factors
     As of March 31, 2008, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are in turn used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the first quarter 1,833 deferred compensation stock units for the aggregate consideration of approximately $19,700. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.
Issuer Purchases of Equity Securities by the Issuer
     On October 29, 2007, the Company’s Board of Directors announced a share repurchase plan to repurchase up to 411,198 shares, or 5% of its outstanding common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock in the open market at prevailing prices or in privately negotiated transactions from time to time depending upon market conditions and other factors. All share repurchases transacted in the open market are executed within the scope of Rule 10b-18 under the Securities Exchange Act of 1934 which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its shares on the open market. Repurchased shares are held in treasury and may be issued in connection with employee benefits and other general corporate purposes.
     The following table summarizes the Company’s share repurchase activity for the three months ended March 31, 2008.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
01/1/2008 to 1/31/2008	—	—	—	218,098
02/1/2008 to 2/29/2008	—	—	—	—
03/1/2008 to 3/31/2008	—	—	—	—
Total	—	—	—	218,098
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description
2	Stock Purchase Agreement dated as of February 28, 2008 by and among Citizens First Bancorp, Inc., Auto Club Insurance Association, Auto Club Services, Inc. and Auto Club Trust, FSB (1)

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (2)

3.2	Bylaws of Citizens First Bancorp, Inc. (2)

10	Citizens First Bancorp, Inc. Employee Stock Purchase Plan (3)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2 of Registrant’s Form 8-K dated February 28, 2008 and filed with the Commission on March 5, 2008

(2)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the Commission on November 3, 2000, Registration No. 333-49234.

(3)	Incorporated by reference to Exhibit 4 of Registrant’s Form S-8 filed with the Commission on February 29, 2008

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.
Dated: May 12, 2008	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2008	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
2	Stock Purchase Agreement dated as of February 28, 2008 by and among Citizens First Bancorp, Inc., Auto Club Insurance Association, Auto Club Services, Inc. and Auto Club Trust, FSB (1)

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (2)

3.2	Bylaws of Citizens First Bancorp, Inc. (2)

10	Citizens First Bancorp, Inc. Employee Stock Purchase Plan (3)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2 of Registrant’s Form 8-K dated February 28, 2008 and filed with the Commission on March 5, 2008

(2)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the Commission on November 3, 2000, Registration No. 333-49234.

(3)	Incorporated by reference to Exhibit 4 of Registrant’s Form S-8 filed with the Commission on February 29, 2008