Form 10-Q
period 2008-06-30
CITIZENS FIRST BANCORP INC
filed 2008-08-11
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,223,968 shares of common stock, par value $0.01 per share, outstanding as of August 11, 2008.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	1
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2008 and 2007 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II	OTHER INFORMATION	20
Item 1.	Legal Proceedings	20
Item 1a.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
	Signatures	24
	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Unaudited
	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from depository institutions	$26,373	$20,434
Federal funds sold	1,376	—
Interest-bearing deposits in other depository institutions	14	30

Total cash and cash equivalents	27,763	20,464

Certificates of deposit	319	320
Securities available for sale, at fair value	104,718	130,521
Securities held to maturity, at book value (Note 3)	283,527	—
Federal Home Loan Bank stock, at cost	31,086	22,014
Loans held for sale	5,742	4,139
Loans, less allowance for loan losses of $20,209 and $21,464 (Note 7)	1,496,295	1,518,091
Premises and equipment, net	43,599	43,879
Goodwill (Note 6)	9,814	9,814
Other intangible assets, net of amortization of $2,294 and $1,901 (Note 6)	2,105	2,296
Accrued interest receivable and other assets	65,466	52,866

Total assets	$2,070,434	$1,804,404

LIABILITIES

Deposits:
Noninterest-bearing	$99,077	$90,343
Interest-bearing	1,225,126	1,107,723

Total deposits	1,324,203	1,198,066

Federal Home Loan Bank advances	577,402	384,541
Federal funds purchased	506	42,564
Accrued interest payable and other liabilities	8,075	9,030

Total liabilities	1,910,186	1,634,201

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 shares issued	95	95
Additional paid-in capital	95,096	95,195
Retained earnings	105,170	109,144
Accumulated other comprehensive loss	(6,655)	(394)
Treasury stock, at cost (1,605,113 and 1,584,820 shares)	(31,561)	(31,438)
Deferred compensation obligation	3,345	3,192
Unearned compensation — ESOP	(5,242)	(5,591)

Total stockholders’ equity	160,248	170,203

Total liabilities and stockholders’ equity	$2,070,434	$1,804,404

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

INTEREST INCOME
Loans, including fees	$23,633	$28,416	$48,388	$57,241
Federal funds sold and interest bearing deposits	60	6	176	14
Certificates of deposit	4	6	8	9
Securities:
Tax-exempt	214	219	443	396
Taxable	7,163	900	11,119	1,473

Total interest income	31,074	29,547	60,134	59,133

INTEREST EXPENSE
Deposits	9,650	10,400	20,454	21,244
Short-term borrowings	9	805	61	1,428
FHLB advances	6,683	4,861	12,526	9,126

Total interest expense	16,342	16,066	33,041	31,798

NET INTEREST INCOME	14,732	13,481	27,093	27,335
PROVISION FOR LOAN LOSSES	12,250	491	13,381	1,750

NET INTEREST INCOME, after provision for loan losses	2,482	12,990	13,712	25,585

NONINTEREST INCOME
Service charges and other fees	1,170	867	1,932	1,705
Mortgage banking activities	802	632	1,676	1,231
Trust fee income	427	359	753	688
Loss on sale of securities available for sale	—	(26)	—	(26)
Gain on sale of security held to maturity	590	—	590	—
Other	253	157	507	250

Total noninterest income	3,242	1,989	5,457	3,848

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,467	6,175	10,976	12,040
Office occupancy and equipment	2,248	2,184	4,638	4,131
Advertising and business promotion	159	309	299	536
Stationery, printing and supplies	323	308	649	667
Data processing	20	20	41	41
Professional fees	1,291	1,186	2,222	2,237
Core deposit intangible amortization	96	101	191	203
Nonperforming asset costs	1,005	367	1,554	557
Other	1,444	1,204	2,814	2,236

Total noninterest expense	12,053	11,854	23,384	22,748

INCOME (loss), before federal income tax expense	(6,329)	3,125	(4,215)	6,685
Federal income tax expense (benefit)	(2,237)	971	(1,722)	2,166

NET INCOME (LOSS)	$(4,092)	$2,154	$(2,493)	$4,519

EARNINGS (LOSS) PER SHARE, BASIC	$(0.53)	$0.27	$(0.32)	$0.56

EARNINGS (LOSS) PER SHARE, DILUTED	$(0.53)	$0.27	$(0.32)	$0.56

DIVIDENDS PER SHARE	$0.09	$0.09	$0.18	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Loss	Stock	Obligation	— ESOP	Equity
Six months ended June 30, 2007

Balance, January 1, 2007	$95	$94,818	$110,289	$(422)	$(24,760)	$3,583	$(6,289)	$177,314
Exercise of stock options	—	18	—	—	100	—	—	118
Purchase of treasury stock (103,000 shares)	—	—	—	—	(2,932)	—	—	(2,932)
Deferred compensation						285		285
Allocation of ESOP shares	—	261	—	—	—	—	349	610
Dividends paid ($.18 per share)	—	—	(1,515)	—	—	—	—	(1,515)
Net income			4,519					4,519
Change in net unrealized loss on securities available for sale, net of tax effect of ($171)	—	—	—	(317)	—	—	—	(317)

Total comprehensive income	—	—	—	—	—	—	—	4,202

Balance, June 30, 2007	$95	$95,097	$113,293	$(739)	$(27,592)	$3,868	$(5,940)	$178,082

Six months ended June 30, 2008

Balance, January 1, 2008	$95	$95,195	$109,144	$(394)	$(31,438)	$3,192	$(5,591)	$170,203
Deferred compensation	—	—	—	—	(123)	153	—	30
Allocation of ESOP shares	—	(99)	—	—	—	—	349	250
Dividends paid ($.18 per share)	—	—	(1,481)	—	—	—	—	(1,481)
Net loss	—	—	(2,493)	—	—	—	—	(2,493)
Change in net unrealized loss on securities available for sale, net of tax effect of ($3,225)	—	—	—	(6,261)	—	—	—	(6,261)
	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(8,754)

Balance, June 30, 2008	$95	$95,096	$105,170	$(6,655)	$(31,561)	$3,345	$(5,242)	$160,248

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(2,493)	$4,519
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	13,381	1,750
Deferred compensation and ESOP	280	895
Depreciation	1,639	1,598
Core deposit intangible amortization	191	203
(Accretion) amortization of securities	(202)	698
Proceeds from sale of mortgage loans held for sale	104,285	67,577
Origination of mortgage loans held for sale	(105,824)	(71,141)
(Gain) loss on sale of mortgage loans held for sale	(64)	19
Gain on sale of equipment	(19)	(11)
Loss on sale of securities available for sale	—	26
Gain on sale of security held to maturity	(590)	—
Changes in assets and liabilities:
Decrease in accrued interest receivable and other assets	(1,360)	(18,586)
Increase (decrease) in accrued interest payable and other liabilities	(955)	142

Net cash provided by (used in) operating activities	8,269	(12,311)

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	14,183	9,179
Proceeds from maturities of securities held to maturity	10,786	—
Proceeds from sale of securities available for sale	1,741	1,748
Proceeds from sale of security held to maturity	8,740	—
Purchase of securities available for sale	—	(8,374)
Purchase of securities held to maturity	(301,867)	—
Purchase of Federal Home Loan Bank stock	(9,072)	(1,163)
Net increase in loans	(1,683)	(472)
Proceeds from sale of other real estate owned, held for sale	2,083	1,212
Proceeds from sale of equipment	249	21
Purchase of equipment	(1,589)	(2,318)

Net cash used in lending and investing activities	(276,429)	(167)

DEPOSIT AND FINANCING ACTIVITIES
Net increase (decrease) in deposits	126,137	(67,165)
Net increase (decrease) in federal funds purchased	(42,058)	16,129
Proceeds from exercises of stock options	—	118
Payment of dividends	(1,481)	(1,515)
Purchase of treasury stock	—	(2,932)
Repayment of FHLB advances	(122,880)	(9,013)
Proceeds from FHLB advances	315,741	70,566

Net cash provided by deposit and financing activities	275,459	6,188

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,299	(6,290)
CASH AND CASH EQUIVALENTS, beginning of period	20,464	24,823

CASH AND CASH EQUIVALENTS, end of period	$27,763	$18,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$32,423	$31,861
Federal income taxes	—	1,350
Supplemental noncash disclosure:
Transfers from loans to other real estate	10,098	3,327
Transfers from loans to loans held for sale	—	51,386
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
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, Citizens First Mortgage, LLC and Port Huron CDE, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, CFS Insurance Agency, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. Port Huron CDE, LLC is a limited liability company that will target real estate and business investments with a focus on health care, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities, such as leasing and/or selling our Other Real Estate Owned assets, and Horizon Capital Management. Horizon Captial Management is a registered investment advisor with the state of Michigan. It provides clients with a quantatively driven smallcap offering and a total return global investment model. All significant intercompany transactions and balances have been eliminated in consolidation.
NEW ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 was effective for the Company beginning January 1, 2008. Through June 30, 2008, the Company has not elected the fair value option for any of its financial assets or liabilities.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice as follows: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 was intially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS No. 157-2. FSP FAS No. 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Such is not expected to be material to our results of operations or financial position. See Note 10 for a discussion regarding the January 1, 2008 implementaion of SFAS No. 157 relating to our financial assets and liabilities.
     In June 2007, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which became effective for the Company January 1, 2008. This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate. This Issue also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates. Tax benefits for dividends recorded to APIC would be available to absorb future stock compensation tax deficiencies. This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application of this Issue is prohibited. The Company has completed its review of this new guidance and has determined its impact is immaterial to the Company’s consolidated financial statements.
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
     In November 2007, the SEC issued Staff Accounting Bulletin 109 (“SAB 109”) regarding the valuation of loan commitments. SAB 109 supersedes SAB 105, and states that in measuring the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 became effective for the Company January 1, 2008. The Company has completed its review of SAB 109 and has determined its impact is immaterial to the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No.161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective beginning January 1, 2009. Management does not expect SFAS No. 161 will have a material effect on its derivative disclosures upon adoption.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. We do not expect SFAS No. 162 to have a material effect on our consolidated results of operations or financial position upon adoption.
NOTE 3 — INVESTMENT SECURITIES
     In the first quarter of 2008, the Company purchased approximately $302 million of whole loan collateralized mortgage obligations (CMOs) and classified them as held to maturity. In April 2008, management became aware of concerns through various institutional investors that certain tranches in these loan pools may have deteriorated and that the market for these types of CMO’s had softened considerably. Due to abnormally stressed market conditions, management determined the most appropriate course of action to validate the market value of the held to maturity portfolio was through the marketing and sale of one of its security holdings. As a result of this assessment, the Company sold one of its 46 CMOs with an amortized cost basis of $8.2 million, representing 2.5% of the amortized cost of the held to maturity investment portfolio at the time of sale, which resulted in a gain on sale of $0.6 million.
     In accordance with SFAS No. 115, Accounting for certain investments in Debt and Equity Securities, management assessed whether this one sale called into question whether any remaining held to maturity securities should continue to be classified in that category. Based on its analysis, management concluded that, both quantitatively and qualitatively, the sale did not materially contradict the Company’s stated intent to hold the remaining securities to maturity. Management maintains its intention to hold the remaining held-to-maturity securities portfolio to maturity barring certain qualifying conditions that may occur in the future as described in SFAS No. 115 that would allow for the sale of such securities.
NOTE 4 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment, using the modified-prospective transition method. SFAS No. 123(R) established a fair value method of accounting for stock options whereby compensation expense is recognized based on the computed fair value of the options on the grant date. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed.
     At June 30, 2008, stock options outstanding had a weighted average remaining contractual life of 6.2 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at June 30, 2008:

		Weighted Average
		Remaining		Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices (1)	Outstanding	Life	Price	Value
$23.00 — $23.99	12,544	5.7 years	$23.90	$—
$19.00 — $19.99	76,419	6.2 years	19.93	—
$18.00 — $18.99	81,110	4.7 years	18.81	—
$13.00 — $13.99	3,000	9.7 years	13.95	—
$9.00 — $9.99	25,000	9.8 years	9.29	—
$7.00 — $7.99	5,000	9.9 years	7.52	—
$6.00 — $6.99	1,000	10.0 years	6.82	—

Total	204,073		$17.97	$—

Exercisable/vested at June 30, 2008	170,073	5.5 years	$19.69	—

(1)	All tranche exercise prices were above the closing price at June 30, 2008, the last business day of the quarter.
     During the three and six month periods ended June 30, 2008, the Company granted 5,000 and 5,000 restricted stock awards, respectively, and options to purchase 31,000 and 34,000 shares of stock, respectively, to certain officers of the Company.
     The restricted stock awards vest on April 9, 2012. Upon vesting, the restricted stock awards will be converted to shares of the Company’s stock on a one-to-one basis.
     The fair value of the stock options granted during the three and six month periods ended June 30, 2008, were $3.26 and $3.40 per share, respectively. A summary of the weighted average assumptions used in the Black-Scholes pricing model for grants of stock options during the three and six month periods ended June 30, 2008, were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
Expected Dividend Yield	2.4%	2.4%
Risk-Free Interest Rate	3.6%	3.6%
Expected Volatility	41.4%	40.9%
Forfeiture Rate	0.0%	0.0%
Expected Life (in Years)	9.8	9.8
     The Company did not grant stock option awards during the three and six month periods ended June 30, 2007.

     Stock options have an exercise price equal to the market value of the common stock on the date of grant, vest on a three-year straight line basis and expire 10 years following the date of grant. The Company utilizes the Black-Scholes option pricing model to measure compensation expense for stock option grants. The Company also projects estimated forfeitures over the requisite service period.
     The Company recognized compensation expense related to share-based awards of $10,000 and $10,000 for the three and six month periods ended June 30, 2008, respectively, compared to $0 and $0 for the three and six month periods ended June 30, 2007, respectively.
     As of June 30, 2008, there was $735,000 of total unrecognized pre-tax compensation expense related to nonvested restricted stock awards outstanding. The weighted average term over which this expense will be recognized is 2 years.
     As of June 30, 2008, there was $112,000 of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted averge term over which this expense will be recognized is 3.3 years.
     Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.
     There were no stock options exercised during the three and six month periods ended June 30, 2008.
NOTE 5 — EARNINGS PER SHARE
     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including vested stock awards. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury and unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share.
     Earnings (loss) per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$(4,092)	$2,154	$(2,493)	$4,519

Average number of common shares outstanding used to calculate basic earnings per common share	7,771,686	7,995,104	7,758,984	8,007,807
Effect of dilutive securities	—	1,068	—	8,045

Average number of common shares outstanding used to calculate diluted earnings per common share	7,771,686	7,996,172	7,758,984	8,015,852

Number of antidilutive stock awards excluded from diluted earnings per share computation	243,093	13,847	243,093	—

NOTE 6 — GOODWILL AND INTANGIBLES
     Goodwill in the amount of $9.8 million and core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at June 30, 2008 and December 31, 2007 were $2.1 million and $2.3 million, respectively. Amortization expense for the next 5 years is as follows: $383,000 in 2008, 2009, 2010, 2011 and 2012, respectively. Goodwill and core deposit intangible are accounted for according to SFAS No. 142, Goodwill and Other Intangible Assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives.

     Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at least annually. No impairment loss has been recorded since initial acquisition of Metro Bancorp, Inc.
     Due to continued volatility in the credit markets and resulting negative impact on financial industry stock price levels, the Company’s total shareholders’ equity exceeds its market capitalization, indicating the possibility of an impairment to goodwill. As a result, management has determined it is necessary to perform an interim goodwill impairment test and will conduct a discounted cash flow and portfolio pricing analysis to determine if the fair value of the Company’s assets and liabilities exceed their carrying value. The Company is unable to estimate the amount of any potential non-cash goodwill impairment charge at this time, but does expect to complete the analysis by September 30, 2008.
NOTE 7 — LOANS
     Loans were as follows (in thousands):

	June 30,	December 31,
	2008	2007

Real estate loans:
One-to four-family	$454,485	$472,330
Commercial and multi-family	426,396	433,375
Residential construction	83,675	103,825
Home equity and lines of credit	132,437	134,994

	1,096,993	1,144,524
Commercial loans	339,898	307,728
Consumer loans:
Vehicles	55,504	63,352
Other	23,895	23,876

	79,399	87,228

Total loans	1,516,290	1,539,480
Less:
Allowance for loan losses	20,209	21,464
Net deferred loan fees	(214)	(75)

Net loans	$1,496,295	$1,518,091

NOTE 8 — OFF BALANCE SHEET ITEMS
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
     The total contractual amounts of standby letters of credit were $16.0 million and $19.4 million at June 30, 2008 and December 31, 2007, respectively. There were no contractual amounts outstanding of commercial letters of credit at June 30, 2008 or December 31, 2007.
     At June 30, 2008, the Company had outstanding commitments to originate loans of $254.7 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $5.7 million and $4.6 million at June 30, 2008 and December 31, 2007, respectively. The fair value of forward contracts was insignificant at June 30, 2008 and December 31, 2007.

NOTE 9 — INCOME TAXES
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
NOTE 10 — FAIR VALUE
     Under SFAS No. 157, certain assets and liabilities are required to be recorded at fair value to provide financial statement users an enhanced understanding of the Company’s quality of earnings, with some assets measured on a recurring basis and others measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. Accordingly, SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. A brief description of each level follows.
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
     Level 3 — Fair value drivers for Level 3 inputs are unobservable, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.
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
     The following table presents the balances (in thousands) of the Company’s assets that were measured at fair value on a recurring basis as of June 30, 2008.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale	$104,718	$529	$104,189	$—
Derivative financial instruments	88	—	—	88
     Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include U.S. government agency securities, U.S. government sponsored agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. Where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.
     Derivatives. Fair value measurements for the Company’s interest rate lock commitments written for residential mortgage loans that it intends to sell use significant assumptions that are unobservable, and accordingly, these derivatives are classified as Level 3.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include mortgage servicing rights, loans held for sale and impaired loans.

     The following table presents the balances (in thousands) of the Company’s assets that were measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition as of June 30, 2008.

		Quoted Prices in			Net Gains (Losses)	Net Gains (Losses)
		Active Markets for	Significant Other	Significant	Three	Six Months
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs	Months Ended	Ended
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)	June 30, 2008	June 30, 2008
Assets
Mortgage servicing rights (1)	$967	$—	$—	$967	$5	$39
Impaired loans	31,067	—	19,065	12,002	(10,052)	(13,522)

					$(10,047)	$(13,483)

(1)	Mortgage servicing rights with a prior carrying value of $983,000 were written down to their impaired fair value of $967,000 million. Fair value is determined on a tranche-by-tranche basis. All remaining tranches within the Company’s portfolio are valued at levels above carrying value.
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
     Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established. A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
     Other assets, including premises and equipment, goodwill, intangible assets, forclosed assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial assets. Effective February 12, 2008, the FASB issued staff position, FSP FAS No. 157-2, which delayed the applicability of SFAS No. 157 to non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, these assets have been omitted from the above disclosures and are not yet subject to fair value measurement in accordance with SFAS No. 157.
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
     CRITICAL ACCOUNTING POLICIES. As of June 30, 2008, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2007. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2007 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, mortgage servicing rights and goodwill and intangibles.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007
     Summary. Total assets increased $266.0 million, or 14.7%, to $2.070 billion at June 30, 2008 from $1.804 billion at December 31, 2007, primarily due to an increase to $283.5 million, from zero, in the securities held to maturity portfolio, and an increase of $25.2 million in all commercial loan categories. The increase in investment security purchases during the six months ended June 30, 2008 was entirely made up of ‘AAA’ rated whole loan collateralized mortgage obligations which were purchased at a discount, are diversified geographically throughout the country, carry an average coupon of 5.85%, with weighted average credit scores in excess of 700. These investments are also being utilized as collateral for borrowings from the FHLB. Given the Company’s concentration of lending in the State of Michigan and specifically in southeastern Michigan, the Asset/Liability Committee believes these investments provide valuable diversification and a premium return as compared to retail lending rates. Since acquisition date and subsequent to June 30, 2008, $104.4 million, or 36.8%, of the amortized cost of the securities held to maturity portfolio has been downgraded by the major rating agencies to levels which remain investment grade. These downgrades have occurred as a result of the continued increase in delinquency levels impacting the residential real estate markets nationally and, more specifically, as delinquency levels are impacting the underlying collateral of the specific securities receiving downgrades. The major rating agencies will continue to review these residential real estate collateralized investment types and could possibly apply further downgrades to these and other investments within the Company’s investment portfolio. The Asset/Liability Committee will continue to review these investments and monitor their performance.
     The increase in these assets was partially offset by a decrease in residential real estate mortgage loan and consumer loan balance categories of $38.0 million and $10.4 million, respectively. These decreases are related to management’s decision to reduce residential real estate secured and vehicle indirect lending due to the ongoing economic downturn in the State of Michigan. Additionally, securities available for sale decreased $25.8 million, due mainly to the maturity of $4.9 million of U.S. government sponsored agency securities and $3.8 million of municipal security obligations, a reduction in fair market value versus amortized cost of $9.6 million, as well as principal repayments in the mortgage-backed and whole loan collateralized mortgage obligation portfolios totaling $6.5 million.
     Total liabilities increased $276.0 million, or 16.9%, to $1.910 billion at June 30, 2008 from $1.634 billion at December 31, 2007. The primary reason for the increase was to fund the growth in the securities held to maturity portfolio through wholesale funding sources. Specifically, the Company funded net growth to date with an increase of $192.9 million in FHLB advances and an increase of $180.4 million in brokered certificates of deposit, of which $156.4 million are callable at the Company’s option; partially offset by a decrease in federal funds purchased of $42.1 million. Total retail deposits decreased $54.3 million (discussed below). Based on the competitiveness in the retail deposit market and the Company’s strategy of considering wholesale interest rates, management expects that FHLB advances, federal funds purchased and/or brokered deposits will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense after analyzing maturity and repricing data and balancing interest rate risk.
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $62.6 million at June 30, 2008 compared to $54.1 million at December 31, 2007, an increase of $8.5 million, or 15.6%. In connection with the increase in nonperforming loan balances, and in spite of the 14.7% increase in total assets, total nonperforming assets as a percentage of total assets increased to 3.89% at June 30, 2008 compared to 3.62% at December 31, 2007. As indicated by the table below, $6.7 million, or 44.3% of the increase in total nonperforming assets resulted from an increase in other real estate owned and $8.2 million, or 53.8%, resulted from an increase in nonperforming real estate mortgage loans and commercial loans. Of the $6.7 million increase in real estate and other assets owned, $3.3 million of the balance represents the sale of foreclosed properties which have been sold under terms of a special loan program requiring no down payment and, as a result, are being recognized under the installment method of accounting. As a result, as soon as the borrowers under this financing program repay principal in the amount of 5%, to a loan-to-value balance of 95%, these financing arrangements will be transferred into loan status. The increase in these nonperforming categories is due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan in which the Company lends to.
     The following table sets forth information regarding nonperforming assets (in thousands):

	June 30,	December 31,
	2008	2007

Nonperforming loans:
Real estate	$33,944	$29,854
Commercial	26,475	22,401
Consumer	2,167	1,881

Total	62,586	54,136
Real estate and other assets owned	17,922	11,190

Total nonperforming assets	$80,508	$65,326

Total nonperforming loans as a percentage of total loans	4.13%	3.52%
Total nonperforming assets as a percentage of total assets	3.89%	3.62%
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

	Three Months		Six Months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Balance, beginning of period	$18,264	$14,490	$21,464	$14,304
Provision for loan losses	12,250	491	13,381	1,750
Charge-offs	(10,448)	(820)	(14,897)	(2,092)
Recoveries	143	166	261	365

Balance, end of period	$20,209	$14,327	$20,209	$14,327

Allowance for loan losses to total loans			1.33%	0.93%
Allowance for loans losses to nonperforming loans			32.29%	47.40%
     Deposits. Deposits increased $126.1 million, or 10.5%, from December 31, 2007 to $1.3 billion at June 30, 2008. The increase in interest bearing deposits of $117.4 million, or 10.6%, was primarily due to a net increase of $180.4 million in brokered certificates of deposit used to partially fund the growth of the held to maturity investment portfolio. Of the increase in brokered certificates of deposit, $156.4 million are callable at the Company’s option. This increase in brokered deposits was accompanied by increases in retail savings and money market deposit balances of $20.8 million and $29.6 million, respectively. Partially offsetting these increases in interest bearing deposits were reductions in retail certificates of deposit and public funds certificates of deposit of $71.7 million and $42.5 million, respectively. Retail customers with approximately $79.9 million in aggregate certificate of deposit balances did not renew their products with the Company. As mentioned in previous Filings, the Company approaches these types of customers with a disciplined focus on rates, service and quality of our products and thus allowed the customers’ accounts to mature without renewal. The increase in total interest bearing deposits was accompanied by an increase of $8.7 million, or 9.7%, in noninterest-bearing deposits. Deposit growth continues to be affected by general adverse economic conditions experienced in the State of Michigan.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
     Summary. The Company experienced a net loss for the three months ended June 30, 2008 of $4.1 million compared to net income of $2.2 million during the same period in 2007. Net loss for the six months ended June 30, 2008 totaled $2.5 million compared to net income of $4.5 million during the same period in 2007. Diluted earnings per share for the three and six month periods ended June 30, 2008, resulted in a loss of $0.53 and $0.32, respectively, versus earnings of $0.27 and $0.56, respectively, from the same periods in 2007. Annualized losses on average assets during the three and six month periods ended June 30, 2008, were 0.78% and 0.25%, respectively, compared with positive returns of 0.48% and 0.51%, respectively, during the same periods in 2007. Annualized losses on average equity during the three and six month periods ended June 30, 2008, were 9.78% and 2.95%, respectively, compared with positive returns of 4.80% and 5.05%, respectively, during the same periods in 2007.
     Decreased market values in Michigan’s real estate markets and resulting impact on credit and asset quality have resulted in lower earnings to the Company. In response to the negative impact on asset quality and underlying collateral values, the Company increased its allowance for loan losses as a percent of portfolio loans during the second quarter of 2008, from 1.19% to 1.33%, resulting in an increase in the provision for loan losses for the quarter. During second quarter 2008, the Company provisioned $12.3 million for future loan losses while recording $10.3 million in net charge-offs against the allowance for loan losses account. For the six month period ended June 30, 2008, the Company provisioned $13.4 million for future loan losses while recording $14.6 million in net charge-offs against the allowance for loan losses account. In comparison, the Company provisioned $0.5 million and $1.8 million during the three and six month periods ended June 30, 2007, respectively, and recorded $0.7 million and $1.7 million in net charge-offs during the three and six month periods ended June 30, 2007, respectively. In order to preserve capital and balance sheet strength during this difficult economic period, the Board of Directors voted on August 8, 2008, to temporarily suspend the quarterly common stock cash dividend. Temporary suspension of the $0.09 per share quarterly dividend will preserve approximately $740,000 of retained earnings quarterly. Management and the Board of Directors believe this action will provide added support in navigating through the current economic downturn, optimize shareholder value and result in better long term returns to its shareholders.
     Partially offsetting the negative impact to earnings during the three month period ended June 30, 2008, as a result of the increase in the provision for future loan losses, were increases of $1.3 million and $1.3 million in net interest income and noninterest income, respectively. The increase in noninterest income was primarily due to an increase in gain on sale of securities of $0.6 million versus the same period in 2007. Also, an increase in noninterest expense of $0.2 million during second quarter 2008 was primarily a result of a $0.6 million increase in costs related to the maintenance and liquidation of nonperforming assets and a $0.1 million increase in professional fees, mostly offset by lower compensation and employee benefit expenses. As a partial offset to the substantial increase in the provision for future loan losses during the six months ended June 30, 2008, total noninterest income increased $1.6 million, though noninterest expense increased $0.6 million and the Company recorded a tax benefit at an effective tax rate of 40.9% resulting in a $1.7 million benefit.
     Net Interest Income. Net interest income, before provision for loan losses, for the six months ended June 30, 2008 totaled $27.1 million, a decrease of 0.9%, as compared to $27.3 million for the same period in the prior year. Due to the competitive nature in attracting new deposits, market rates for deposits decreased at a slower rate than market lending rates during the six months ended June 30, 2008 as compared to the same period last year (see table below). The increased costs of attracting new and maintaining current deposits, an increase in the cost of borrowings to fund loan growth, and increasing non-performing asset balances compressed net interest margin, which fell 36 basis points to 2.90% for the six months ended June 30, 2008 as compared to 3.26% for the same period last year.

     The following tables present an analysis of net interest margin for the three and six month periods ending June 30, 2008 and 2007 (in thousands).

	For the Three Months Ended June 30,
	2008			2007			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net

Assets

Loans (1)	$1,539,789	$23,633	6.16%	$1,604,856	$28,416	7.10%	$(1,155)	$(3,628)	$(4,783)
Certificates of deposit	319	4	5.03%	319	6	7.54%	—	(2)	(2)
Securities (2):
Taxable	382,822	6,826	7.15%	39,170	685	7.01%	6,023	118	6,141
Tax-exempt	24,329	214	3.53%	29,485	219	2.98%	(38)	33	(5)
Federal funds sold	12,090	60	1.99%	363	5	5.52%	162	(107)	55
Federal Home Loan Bank stock	31,086	336	4.34%	19,813	215	4.35%	123	(2)	121
Interest earning deposits	136	1	2.95%	107	1	3.75%	—	—	—

Total interest-earning assets	1,990,571	31,074	6.26%	1,694,113	29,547	7.00%	$5,115	$(3,588)	1,527

Noninterest-earning assets	111,374			97,567

Total assets	$2,101,945			$1,791,680

Liabilities
Deposits:
Savings	$129,048	372	1.16%	$115,829	583	2.02%	$67	$(278)	(211)
NOW	84,615	38	0.18%	85,992	171	0.80%	(3)	(130)	(133)
Money market	243,897	1,227	2.02%	242,525	2,315	3.83%	13	(1,101)	(1,088)
Certificates of deposit	780,608	8,012	4.12%	604,238	7,331	4.87%	2,147	(1,466)	681

Total interest bearing deposits	1,238,168	9,649	3.13%	1,048,584	10,400	3.98%	2,224	(2,975)	(751)
Short-term borrowings	1,461	9	2.47%	56,969	805	5.67%	(787)	(9)	(796)
FHLB advances	585,171	6,683	4.58%	395,372	4,861	4.93%	2,339	(517)	1,822

Total interest-bearing liabilities	1,824,800	16,342	3.59%	1,500,925	16,066	4.29%	$3,776	$(3,501)	275

Non-interest bearing deposits	96,891			95,950
Other Noninterest-bearing liabilities	12,819			15,309

Total liabilities	1,934,510			1,612,184
Stockholders’ equity	167,435			179,496

Total liabilities and stockholders’ equity	$2,101,945			$1,791,680

Net interest-earning assets	$165,771			$193,188

Net interest income		$14,732			$13,481				$1,252

Interest rate spread (3)			2.67%			2.71%

Net interest margin as a percentage of interest-earning assets (4)			2.97%			3.19%
Ratio of interest-earning assets to interest-bearing liabilities			109.08%			112.87%

	For the Six Months Ended June 30,
	2008			2007			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net

Assets

Loans (1)	$1,535,652	$48,388	6.35%	$1,605,903	$57,241	7.19%	$(1,263)	$(7,590)	$(8,853)
Certificates of deposit	319	8	5.06%	320	9	6%	(0)	(1)	(1)
Securities (2):
Taxable	281,372	10,520	7.54%	35,351	1,012	5.77%	3,549	5,959	9,508
Tax-exempt	25,093	443	3.56%	29,877	396	2.67%	(32)	79	47
Federal funds sold	13,727	171	2.51%	404	11	5.49%	183	(23)	160
Federal Home Loan Bank stock	28,427	599	4.25%	19,586	461	4.75%	105	33	138
Interest earning deposits	658	5	1.53%	125	3	4.84%	6	(4)	2

Total interest-earning assets	1,885,248	60,134	6.43%	1,691,566	59,133	7.05%	$2,548	$(1,547)	1,001

Noninterest-earning assets	128,295			92,595

Total assets	$2,013,543			$1,784,161

Liabilities
Deposits:
Savings	$123,761	922	1.50%	$114,443	1,124	1.98%	$46	$(248)	(202)
NOW	82,576	140	0.34%	87,605	375	0.86%	(11)	(224)	(235)
Money market	238,143	2,865	2.43%	250,511	4,782	3.85%	(119)	(1,798)	(1,917)
Certificates of deposit	750,000	16,528	4.44%	617,423	14,963	4.89%	1,621	(56)	1,565

Total interest bearing deposits	1,194,480	20,455	3.45%	1,069,982	21,244	4.00%	1,537	(2,326)	(789)
Short-term borrowings	3,003	61	4.10%	50,867	1,428	5.66%	(677)	(690)	(1,367)
FHLB advances	542,684	12,526	4.65%	374,329	9,126	4.92%	2,071	1,329	3,400

Total interest-bearing liabilities	1,740,167	33,041	3.83%	1,495,178	31,798	4.29%	$2,931	$(1,687)	1,244

Non-interest bearing deposits	92,718			94,753
Other Noninterest-bearing liabilities	11,550			15,200

Total liabilities	1,844,435			1,605,131
Stockholders’ equity	169,108			179,030

Total liabilities and stockholders’ equity	$2,013,543			$1,784,161

Net interest-earning assets	$145,081			$196,388

Net interest income		$27,093			$27,335				$(243)

Interest rate spread (3)			2.60%			2.76%

Net interest margin as a percentage of interest-earning assets (4)			2.90%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities			108.34%			113.13%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Provision for Loan Losses. The provisions for loan losses for the three and six months ended June 30, 2008 were $12.3 million and $13.4 million as compared to $0.5 million and $1.8 million for the same periods in the prior year, respectively. The provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business, and historical charge off rates in the overall loan portfolio. In order to accurately depict the actual loss inherent in a loan relationship, a determination is made by reviewing a non-performing loan for collateral sufficiency. This entails utilizing any relevant appraisal values and discounting said values for market deterioration, time value of liquidation period, and liquidation costs. Standard discount factors are applied to maintain consistency and reflect current market and economic conditions. The resulting discounted values are reviewed, and adjusted if necessary, every six months. Those factors are 10% for liquidation expense (6% broker commission and 4% other) and a selling period of 2 years for builder direct (speculative) homes and 4 years for vacant land, discounted at current mortgage rates. These factors are consistent with best estimates of current market conditions and are within acceptable regulatory parameters.
     The provision for loan losses increased by $11.8 million for the three months ended June 30, 2008 compared to the same period last year. This increase was primarily a result of higher charge-offs related to residential real estate and builder direct loans. During the three month period ended June 30, 2008, the Company recorded loan charge-offs against the allowance for loan losses of $10.4 million, of which $2.4 million was specifically reserved for during the second half of 2007 and first quarter of 2008. The remaining charge-offs recorded were not specifically reserved for previously and were a result of further decline in real estate values and economic conditions in the state of Michigan during the first half of 2008. Based upon our detailed analysis of the allowance for loan losses performed at June 30, 2008, and the extent of net charge-offs during the six months then ended, the allowance for potential loan losses decreased to 1.33% of total loans from 1.39% of total loans at December 31, 2007. As a result of the increase in nonperforming loans versus the decrease in the allowance for loan losses, due to the aforementioned second quarter 2008 loan charge-offs taken, the allowance for loan losses as a percentage of nonperforming loans decreased from 39.6% at December 31, 2007 to 32.3% at June 30, 2008. The allowance for loan loss analysis includes potential losses in the loan portfolio which could be realized depending on future changes in market conditions. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at June 30, 2008. In support of the Company’s internal loan credit quality assessment at June 30, 2008, the Company recently completed an extensive regulatory review of its lending assets. The results of this review did not identify loan classifications that were materially different than those identified through the Company's internal loan review process.
     In the construction and development portfolio of approximately $150.3 million, or 9.9% of total loans, the Company has four residential builders with high quality developments, known as builder direct loans that have experienced sales well below previous expectations. The Company’s residential mortgages and builder direct loans were valued properly at the time of origination in accordance with the Company’s conservative loan policies. Since 2006, the Company has been significantly reducing new investments in the builder direct portion of the construction and development portfolio, and is down $13.1 million, or 31.2%, from December 31, 2007. The builder direct portion of that portfolio is equal to 1.90% of the total loan portfolio, down from 2.72% at December 31, 2007 and from 4.05% at its peak in March 2007. Since June 30, 2007, the Company’s construction and development loan portfolio has fallen by $95.8 million, or 37.7%. The Company’s commercial and multi-family and general commercial loan portfolio, 56% of which is secured by real estate, currently has total delinquencies over 30 days representing 2.78% of the total loan portfolio while the consumer loan portfolio has total delinquencies over 30 days representing 0.42% of the total loan portfolio. In comparison, delinquencies over 30 days at December 31, 2007 on the commercial and consumer loan portfolios totaled 2.70% and 0.62% of the total loan portfolio, respectively. Additionally, builder direct delinquencies over 30 days and non accrual balances are down $1.1 million, or 5.6%, from December 31, 2007. The Company has implemented creative and aggressive programs in the residential mortgage and construction and development portfolios designed to reduce our credit risk and, to assist our customers that have been affected by the economic conditions in Michigan and face the potential of losing their home without the assistance of the Company.
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

As of
June 30, 2008

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans

Real estate loans:
One-to four-family	$454,485	$24,790	$16,192
Commercial and multi-family	426,396	6,890	14,328
Residential construction	83,675	5,863	17,751
Home equity and lines of credit	132,437	2,056	1,776

	1,096,993	39,599	50,047
Commercial loans	339,898	8,822	12,148

Consumer loans:
Vehicles	55,504	1,878	346
Other	23,895	322	45

	79,399	2,200	391

Total loans	$1,516,290	$50,621	$62,586

As of
December 31, 2007

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans

Real estate loans:
One-to four-family	$472,330	$25,532	$13,160
Commercial and multi-family	433,375	9,243	9,732
Residential construction	103,825	8,930	16,694
Home equity and lines of credit	134,994	4,046	1,628

	1,144,524	47,751	41,214
Commercial loans	307,728	9,897	12,669

Consumer loans:
Vehicles	63,352	2,964	216
Other	23,876	713	37

	87,228	3,677	253

Total loans	$1,539,480	$61,325	$54,136

     Noninterest Income. Noninterest income for the three and six months ended June 30, 2008 increased 63.0% to $3.2 million, and 41.8% to $5.5 million compared to $2.0 million and $3.8 million, respectively, for the same periods in the prior year. The increase was mainly attributable to the sale of an investment security resulting in gain on sale of $0.6 million (see Note 3), an increase in mortgage banking service income of $0.4 million, or 36.1%, and an increase in service charges and other fees of $0.2 million, or 13.3%, for the six months ended June 30, 2008 over the same period in the prior year. The increase in mortgage banking service income is a result of our efforts to sell the overwhelming majority of newly originated secondary marketable residential mortgage loans, thereby limiting additional loan loss exposure to the depressed real estate market in Michigan. Sales of mortgage loans for the six months ended June 30, 2008, increased by 54.2% in terms of principal balance compared to the six months ended June 30, 2007.
     Noninterest Expense. Noninterest expense for the three and six month periods ended June 30, 2008 increased 1.7% to $12.1 million and 2.8% to $23.4 million compared to $11.9 million and $22.7 million, respectively, for the same time periods in the prior year. The increase during the six month period ended June 30, 2008, was primarily due to a $1.0 million increase in costs associated with the administration and liquidation of nonperforming assets, including property taxes, write-downs on foreclosed assets, insurance, legal costs and appraisals. These costs represent a 179% increase over the same period in 2007. Additionally, an increase of $0.5 million in occupancy expenses resulted from an increase in maintenance costs, an increase in servicing agreement costs for furniture, fixtures and equipment, the cost of leasing additional office space and an increase in depreciation expense. The increased costs for leasing additional office space will be offset for the next two years by Brownfield Tax Credits applicable to the Michigan Business Tax. The Company also experienced a $0.5 million increase in federal deposit insurance premiums resulting from the depletion of a one-time assessment credit from the Federal Deposit Insurance Act of 2005. Offsetting these increased costs was a decrease in employee compensation and benefits expense of $1.1 million resulting from reduced staffing levels during the current economic downturn and a decrease of $0.2 million in advertising and marketing expenses.
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
     Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest- earning deposits and securities, and (4) the objectives of its asset/liability management program. Excess liquid assets are generally invested in interest-earning overnight deposits and short and intermediate-term U.S. Government and agency obligations.
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the six months ended June 30, 2008, the Company originated $193.7 million of loans and purchased $301.9 million of securities. Funding of $296.8 million, or 98.3%, of the investment purchases made during the six months ended June 30, 2008, were achieved through a combination of Federal Home Loan Bank advances and brokered certificates of deposit. A portion of the purchased investments were utilized as collateral for the advances from the Federal Home Loan Bank.
     The Company’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $27.8 million and securities classified as available for sale totaled $104.7 million.
     The Company originates fixed-rate mortgage loans conforming to Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Proceeds from sales of fixed-rate mortgage loans were $104.3 million and $67.6 million for the six months ended June 30, 2008 and 2007, respectively.
     Financing activities consist primarily of activity in deposit accounts, public funds, overnight borrowings from our correspondent banks, FHLB advances and brokered deposits. The Company experienced a net increase in total deposits of $126.1 million for the six months ended June 30, 2008, made up of a $180.4 million increase in brokered certificates of deposit and a $54.3 million decrease in retail deposit balances. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits.
     The Company has the ability to borrow a total of approximately $823.7 million, $65 million from its correspondent banks and $758.7 million from the FHLB, of which $0.5 million and $577.4 million were outstanding at June 30, 2008, respectively.
     At June 30, 2008, the Company had outstanding commitments to originate loans of $270.7 million, of which $72.3 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. The Company has relationships with various brokers to originate brokered deposits in the open market. Brokered deposits provide additional liquidity to fund the gap between growth in our loan portfolio and overall business and increases in deposits from customers. There are occasions, depending on the market, when the all-in interest rate costs of brokered deposits are lower than other available funding sources. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of June 30, 2008 totaled $346.0 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, the Bank exceeded all of the regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.
     The sources of funds as described above have been used to pay dividends, repurchase the Company’s common stock and pay general corporate expenses. The Bancorp may utilize future dividend payments from its subsidiary Bank as an additional funding source. The Bank’s ability to pay dividends and other capital distributions to the Bancorp is generally limited by the Michigan Banking Commissioner and Federal Deposit Insurance Corporation. Additionally, the Michigan Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to the Bancorp, which is otherwise permissible by regulation for safety and soundness reasons. In August 2008, the Holding Company’s Board of Directors voted to temporarily suspend the quarterly cash dividend to common shareholders. This action will preserve approximately $740,000 of retained earnings quarterly, providing a means to sustain Holding Company capital position strength during the current difficult economic period.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2008, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
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
     Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, the Chief Financial Officer (Principal Financial Officer), the Controller and Assistant Treasurer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.
     No significant change in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 13, 2007, Citizens Banking Corporation (“CBC”) filed a complaint against the Company, and Citizens First Savings Bank, in the U.S. District Court for the Eastern District of Michigan. CBC alleged in its complaint that the Company’s banking operations in Michigan’s Oakland and Macomb Counties infringed on CBC’s trademark rights in the word “Citizens.” CBC’s complaint asked the Court to issue injunctive relief against the Company, and to award CBC damages, costs and attorneys fees. On January 4, 2008, the Court entered a preliminary injunction restricting the Company’s use of the name “Citizens” in its Oakland County banking operations, pending trial on the merits. On January 22, 2008, the parties agreed to a settlement of all issues in the litigation, under which:
•	Company’s use of the word “Citizens” in its Oakland County operations became restricted on July 22, 2008, and will be prohibited in Oakland County on and after October 14, 2008.

•	All claims for trademark infringement which CBC asserted, or which CBC could have asserted, against Company in this case with respect to Company’s use of the name “Citizens” in the Michigan counties of Macomb, Lapeer, St. Clair, Sanilac and Huron will be dismissed with prejudice.

•	CBC was not awarded damages, attorney fees, or costs.

     The terms of the settlement were effected through a Consent Judgment entered with the Court on March 13, 2008. On July 22, 2008, in compliance with the Consent Judgment, the Company began doing business in Oakland County using the trade name “CF Bancorp.” It is also the Company’s current intention to change the Bank’s charter name to “CF Bancorp” prior to October 14, 2008, following which, the Company intends to continue doing business in its core markets outside of Oakland County using the Bank’s existing charter name (“Citizens First Savings Bank”) as a trade name. This will permit the Company to both comply with the Consent Judgment and continue to take advantage of the goodwill it has developed in the existing name in those counties that are not affected by the injunctive provisions of the Consent Judgment.
     Except as otherwise provided above, neither the Company or its subsidiaries are a party to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations of the Company.
Item 1a. Risk Factors
     As of June 30, 2008, there have been no material changes in the discussion pertaining to risk factors as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are in turn used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. No director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the second quarter 3,167 deferred compensation stock units for the aggregate consideration of approximately $19,000. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.
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
     The following table summarizes the Company’s share repurchase activity for the three months ended June 30, 2008.

				Maximum Number of
			Total Number of	Shares that May Yet
			Shares Purchased as	Be Purchased Under
	Total Number of	Average Price Paid	Part of Publicly	the Plans or
Period	Shares Purchased	per Share	Announced Programs	Programs
04/1/2008 to 4/30/2008	—	—	—	218,098
05/1/2008 to 5/30/08	—	—	—	218,098
06/1/2008 to 6/30/2008	—	—	—	218,098
Total	—	—	—	218,098
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of the shareholders of the Company was held on May 22, 2008. The results of the vote were as follows:
1.	The following individuals were elected as directors for a three (3) year term:

	VOTES FOR	VOTES WITHHELD
Ronald W. Cooley	7,288,197	258,944
Daniel L. DeGrow	7,258,676	288,465
Daniel G. Lockwood	7,285,258	261,883
     Directors Bethany A. Belanger and Marshall J. Campbell continue their terms until the 2009 Annual Meeting.
     Directors Walid Demashkieh, M.D. and Janice U. Whipple, J.D. continue their terms until the 2010 Annual Meeting.
2.	The ratification of the appointment of BDO Seidman, LLP as independent auditors of Citizens First Bancorp, Inc. for the fiscal year ended December 31, 2008:

FOR	AGAINST	ABSTAIN
7,445,880	94,358	6,903
3.	The approval of the Amended and Restated Citizens First Bancorp , Inc. Employee Stock Purchase Program:

FOR	AGAINST	ABSTAIN
5,539,511	562,297	13,002
Item 5. Other Information.
     None.

Item 6. Exhibits

Exhibit No.	Description
2	Stock Purchase Agreement dated as of February 28, 2008 by and among Citizens First Bancorp, Inc., Auto Club Insurance Association, Auto Club Services, Inc. and Auto Club Trust, FSB (1)

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (2)

3.2	Bylaws of Citizens First Bancorp, Inc. (2)

10	Amended and Restated Citizens First Bancorp, Inc. Employee Stock Purchase Program (3)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2 of Registrant’s Form 8-K dated February 28, 2008 and filed with the Commissionon March 5, 2008.

(2)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.

(3)	Incorporated by reference to Exhibit 4 of Registrant’s Form S-8 filed with the Commission on February 29, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.
Dated: August 11, 2008	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2008	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
2	Stock Purchase Agreement dated as of February 28, 2008 by and among Citizens First Bancorp, Inc., Auto Club Insurance Association, Auto Club Services, Inc. and Auto Club Trust, FSB (1)

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (2)

3.2	Bylaws of Citizens First Bancorp, Inc. (2)

10	Amended and Restated Citizens First Bancorp, Inc. Employee Stock Purchase Program (3)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2 of Registrant’s Form 8-K dated February 28, 2008 and filed with the Commissionon March 5, 2008.

(2)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.

(3)	Incorporated by reference to Exhibit 4 of Registrant’s Form S-8 filed with the Commission on February 29, 2008.