Form 10-Q
period 2008-09-30
CITIZENS FIRST BANCORP INC
filed 2008-11-10
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,223,968 shares of common stock, par value $0.01 per share, outstanding as of November 10, 2008.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q
INDEX

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	1
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II	OTHER INFORMATION	24
Item 1.	Legal Proceedings	24
Item 1a.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
	Signatures	27
	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	September 30,	December 31,
	2008	2007
ASSETS

Cash and due from depository institutions	$24,840	$20,434
Federal funds sold	16,851	—
Interest-bearing deposits in other depository institutions	24	30

Total cash and cash equivalents	41,715	20,464

Certificates of deposit	319	320
Securities available for sale, at fair value (Note 3)	98,910	130,521
Securities held to maturity, at book value (Note 3)	277,051	—
Federal Home Loan Bank stock, at cost	31,086	22,014
Loans held for sale	4,864	4,139
Loans, less allowance for loan losses of $32,755 and $21,464 (Note 7)	1,441,608	1,518,091
Premises and equipment, net	43,213	43,879
Goodwill (Note 6)	9,814	9,814
Other intangible assets, net of amortization of $2,294 and $1,901 (Note 6)	2,010	2,296
Accrued interest receivable and other assets	68,456	52,866

Total assets	$2,019,046	$1,804,404

LIABILITIES

Deposits:
Noninterest-bearing	$87,723	$90,343
Interest-bearing	1,234,966	1,107,723

Total deposits	1,322,689	1,198,066

Federal Home Loan Bank advances	549,439	384,541
Federal funds purchased	—	42,564
Accrued interest payable and other liabilities	369	9,030

Total liabilities	1,872,497	1,634,201

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 shares issued	95	95
Additional paid-in capital	94,987	95,195
Retained earnings	90,306	109,144
Accumulated other comprehensive loss	(5,582)	(394)
Treasury stock, at cost (1,605,113 and 1,584,820 shares)	(31,619)	(31,438)
Deferred compensation obligation	3,429	3,192
Unearned compensation — ESOP	(5,067)	(5,591)

Total stockholders’ equity	146,549	170,203

Total liabilities and stockholders’ equity	$2,019,046	$1,804,404

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$22,722	$27,927	$71,110	$85,168
Federal funds sold and interest bearing deposits	36	17	212	32
Certificates of deposit	4	2	12	10
Securities:
Tax-exempt	183	245	626	641
Taxable	7,001	1,310	18,120	2,783

Total interest income	29,946	29,501	90,080	88,634

INTEREST EXPENSE
Deposits	9,299	10,808	29,753	32,052
Short-term borrowings	1	430	62	1,857
FHLB advances	6,422	5,153	18,949	14,279

Total interest expense	15,722	16,391	48,764	48,188

NET INTEREST INCOME	14,224	13,110	41,316	40,446
PROVISION FOR LOAN LOSSES	19,469	7,556	32,850	9,306

NET INTEREST INCOME (LOSS), after provision for loan losses	(5,245)	5,554	8,466	31,140

NONINTEREST INCOME (LOSS)
Service charges and other fees	550	971	2,482	2,677
Mortgage banking activities	655	595	2,331	1,826
Trust fee income	400	377	1,153	1,065
Loss on impairment of securities available for sale (Note 3)	(4,806)	—	(4,806)	—
Gain (loss) on sale of securities available for sale	41	(31)	41	(58)
Gain on sale of securities held to maturity (Note 3)	—	—	590	—
Other	197	164	704	414

Total noninterest income (loss)	(2,963)	2,076	2,495	5,924

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,199	5,448	16,175	17,489
Office occupancy and equipment	2,274	2,275	6,912	6,406
Advertising and business promotion	227	377	526	913
Stationery, printing and supplies	262	262	911	928
Data processing	21	22	62	63
Professional fees	1,047	1,069	3,269	3,306
Core deposit intangible amortization	96	101	287	304
Nonperforming asset costs	1,560	346	3,114	903
Other	1,352	1,260	4,166	3,597

Total noninterest expense	12,038	11,160	35,422	33,909

INCOME (LOSS), before federal income tax expense (benefit)	(20,246)	(3,530)	(24,461)	3,155
Federal income tax expense (benefit)	(5,382)	(1,258)	(7,104)	908

NET INCOME (LOSS)	$(14,864)	$(2,272)	$(17,357)	$2,247

EARNINGS (LOSS) PER SHARE, BASIC	$(1.92)	$(0.29)	$(2.25)	$0.28

EARNINGS (LOSS) PER SHARE, DILUTED	$(1.92)	$(0.29)	$(2.25)	$0.28

DIVIDENDS PER SHARE	$—	$0.09	$0.18	$0.27

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Nine months ended September 30, 2007

Balance, January 1, 2007	$95	$94,818	$110,289	$(422)	$(24,760)	$3,583	$(6,289)	$177,314
Exercise of stock options		18			100			118
Purchase of treasury stock (199,446 shares)					(4,730)			(4,730)
Deferred compensation						418		418
Allocation of ESOP shares		326					524	850
Dividends paid ($.27 per share)			(2,265)					(2,265)
Net income			2,247					2,247
Change in net unrealized gain (loss) on securities available for sale, net of tax effect of $360				669				669

Total comprehensive income								2,916

Balance, September 30, 2007	$95	$95,162	$110,271	$247	$(29,390)	$4,001	$(5,765)	$174,621

Nine months ended September 30, 2008

Balance, January 1, 2008	$95	$95,195	$109,144	$(394)	$(31,438)	$3,192	$(5,591)	$170,203
Deferred compensation		11			(181)	237		67
Allocation of ESOP shares		(219)					524	305
Dividends paid ($.18 per share)			(1,481)					(1,481)
Net loss			(17,357)					(17,357)
Change in net unrealized loss on securities available for sale, net of tax effect of $(2,794)				(5,188)				(5,188)

Total comprehensive income								(22,545)

Balance, September 30, 2008	$95	$94,987	$90,306	$(5,582)	$(31,619)	$3,429	$(5,067)	$146,549

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(17,357)	$2,247
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	32,850	9,306
Deferred compensation and ESOP	542	1,268
Depreciation	2,537	2,457
Core deposit intangible amortization	287	304
(Accretion) amortization of securities	(1,463)	326
Proceeds from sale of mortgage loans held for sale	134,443	98,967
Origination of mortgage loans held for sale	(135,068)	(101,088)
(Gain) loss on sale of mortgage loans	(100)	58
Gain on sale of equipment	—	(8)
Loss on impairment of available for sale security	4,806	—
(Gain) loss on sale of securities available for sale	(41)	58
Gain on sale of securities held to maturity	(590)	—
Gain on sale of fixed assets	(11)	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	1,078	(25,374)
Decrease in accrued interest payable and other liabilities	(8,661)	(1,642)

Net cash provided by (used in) operating activities	13,252	(13,121)

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	16,872	18,101
Proceeds from maturities of securities held to maturity	17,848	—
Proceeds from sale of securities available for sale	15,391	15,951
Proceeds from sale of securities held to maturity	9,331	—
Purchase of securities available for sale	(13,588)	(43,536)
Purchase of securities held to maturity	(301,866)	—
Purchase of Federal Home Loan Bank stock	(9,072)	(2,654)
Net (increase) decrease in loans	28,194	(16,341)
Proceeds from sale of other real estate owned, held for sale	1,443	3,296
Proceeds from sale of equipment	267	27
Purchase of equipment	(2,127)	(3,133)

Net cash used in lending and investing activities	(237,307)	(28,289)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	124,623	12,924
Net decrease in federal funds purchased	(42,564)	(51,095)
Proceeds from exercises of stock options	—	118
Payment of dividends	(1,481)	(2,265)
Purchase of Treasury Stock	(170)	(4,730)
Repayment of FHLB advances	(270,344)	(45,578)
Proceeds from FHLB advances	435,242	136,941

Net cash provided by deposit and financing activities	245,306	46,315

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,251	4,905
CASH AND CASH EQUIVALENTS, beginning of period	20,464	24,823

CASH AND CASH EQUIVALENTS, end of period	$41,715	$29,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$49,787	$47,139
Federal income taxes	—	2,050
Supplemental noncash disclosure:
Transfers from loans to other real estate	15,439	4,258
Transfers from loans to loans held for sale	—	51,386
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
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, Citizens First Mortgage, LLC and Port Huron CDE, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, CFS Insurance Agency, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. Port Huron CDE, LLC is a limited liability company that targets real estate and business investments with a focus on health care, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities, such as leasing and/or selling our Other Real Estate Owned assets, and Horizon Capital Management. Horizon Capital Management is a registered investment advisor with the state of Michigan. It provides clients with a quantatively driven smallcap offering and a total return global investment model. All significant intercompany transactions and balances have been eliminated in consolidation.
NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice as follows: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157. FSP FAS No. 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Such is not expected to be material to our results of operations or financial position. In October 2008, the FASB approved the issuance of FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

     FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS No. 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued, such as the period ended September 30, 2008. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As such, it is Company policy to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value levels for those financial assets for which there exists an active market. In instances where the market is indicated to be inactive, the Company incorporates measured risk adjustments which market participants would assume for credit and liquidity risks when determining fair value levels.
     Fair value levels for financial assets in instances where there is limited or no observable market activity and, thus, are determined upon estimates, are often derived based on the specific characteristics of the financial asset, as well as the competitive and economic environment in existence at that particular time. As a result, fair value levels cannot be measured with certainty and may not be achieved in a sale of the financial asset. Any pricing model utilized to determine fair value may contain potential weaknesses and variation in assumptions utilized, including discount rates, prepayment speeds, default rates and future cash flow estimates, can result in substantially different estimates of fair values. See Note 10 for a discussion regarding the January 1, 2008 implementaion of SFAS No. 157 relating to our financial assets and liabilities and the effects of FSP FAS No. 157-3 on the valuation of the Company’s investment securities as of September 30, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 was effective for the Company beginning January 1, 2008. Through September 30, 2008, the Company has not elected the fair value option for any of its financial assets or liabilities.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective beginning January 1, 2009. Management does not expect SFAS No. 161 will have a material effect on its derivative disclosures upon adoption.
     In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is not expected to have a significant impact on the Company’s financial statements.
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
NOTE 3 — INVESTMENT SECURITIES
     It is the Bank’s policy to assess whether its mortgaged-backed and collateralized mortgage obligation securities are considered within the scope of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF 99-20), at date of acquisition of the security. EITF 99-20 excludes from its scope beneficial interests in securitized financial assets that are of “high credit quality” (e.g., securities guaranteed by the U.S. government, its agencies, or other creditworthy guarantors and loans or securities sufficiently collateralized to ensure that the possibility of credit loss is remote). The SEC staff has acknowledged that beneficial interests rated ‘AA’ or better should be deemed to be of high credit quality. The Bank’s mortgage backed and collateralized mortgage obligation securities held at September 30, 2008 and December 31, 2007 were either backed by agencies of the U.S. government or were rated ‘AA’ or higher at date of acquisition, thus are not considered to be within the scope of EITF 99-20.
     Freddie Mac Preferred Stock Impairment. At September 30, 2008, the Bancorp, parent company of the Bank, recognized a non-cash-other-than temporary impairment charge of $4.8 million on its holding of a Freddie Mac preferred equity security position included in securities available for sale. As of June 30, 2008, the Freddie Mac preferred equity security holding represented $5.0 million, or 1.3%, of the total amortized cost of the Company’s investment securities portfolio and $2.9 million, or 0.8%, of the fair value of the Company’s investment securities portfolio. Since June 30, 2008, Freddie Mac, along with Fannie Mae, recognized substantial mortgage related losses in connection with their primary business activities. As a result of these occurrences, the fair value of Fannie Mae and Freddie Mac preferred equity securities have experienced significant losses, including the position held by the Bancorp.
     On September 7, 2008, in response to these adverse occurrences, the United States Treasury Department announced that Fannie Mae and Freddie Mac were placed into conservatorship by their independent regulator, the Federal Housing Finance Agency (FHFA). Determination to place Fannie Mae and Freddie Mac into conservatorship was made in collaboration with the Treasury Department and the Federal Reserve. The two government sponsored enterprises will remain under conservatorship, with the FHFA acting as conservator, until they become stabilized.
     In order to stabilize the government sponsored enterprises, the Treasury has established Preferred Stock Purchase Agreements with Fannie Mae and Freddie Mac, obligating the Treasury to infuse capital, as needed, to maintain the enterprises’ positive net worth. According to terms of the Preferred Stock Purchase Agreements, existing common and preferred shareholders will bear losses ahead of the new senior preferred stock holdings by the Treasury. Additionally, all dividends on common and preferred shares have been discontinued prospectively.

     Results of the above actions, along with uncertainty in the market place regarding the future value of the preferred stock of Fannie Mae and Freddie Mac, have resulted in materially significant decreases in market values of these securities. The prospect for future fair value improvements of Fannie Mae and Freddie Mac preferred equity securities remains unclear.
     At September 30, 2008, as a result of the above noted occurrences, the Company recorded a non-cash-other-than temporary impairment charge on its holding of the Freddie Mac preferred stock equity position, in a pre-tax amount of $4.8 million. Under a provision of the Emergency Economic Stabilization Act (EESA), signed into law on October 3, 2008, banks that experienced losses on their investments in Fannie Mae or Freddie Mac preferred shares are allowed to deduct their losses as ordinary losses for tax purposes. The bill provides that for purposes of the Internal Revenue Code of 1986, gain or loss from the sale or exchange of any “applicable preferred stock” will be treated as ordinary income or loss. “Applicable preferred stock” means preferred stock in Fannie Mae or Freddie Mac that was held on September 6, 2008, or was sold or exchanged on or after January 1, 2008, and before September 7, 2008. The Company has held its Freddie Mac preferred security position since March 2001 and has held it continuously, without interruption, through the reporting period ending September 30, 2008. However, as EESA was not signed into law until October 3, 2008, the resulting $1.6 million tax benefit to result from the Freddie Mac preferred security impairment charge is not reflected in the third quarter 2008 financial statements contained herein. Instead, the $1.6 million tax loss benefit will be reflected in the fourth quarter 2008 financial statements.
     Other Than Temporary Impairment Testing. During the quarter ended September 30, 2008, the Company performed other than temporary impairment (OTTI) testing on $114.9 million, or 32.9%, of the amortized cost of its whole loan collateralized mortgage obligations within the available for sale and held to maturity portfolios. The holdings tested were identified as a result of increased delinquency and foreclosure levels, as well as deteriorating liquidation values on the repossessed collateral of the underlying mortgage loans collateralizing these holdings. As a result of the depressed credit and collateral value conditions, the major rating agencies applied investment rating downgrades to the identified holdings to levels below ‘AAA’, bringing into question full recovery of the Company’s invested principal in the identified holdings. Testing for principal impairment involved utilization of Intex, a market-standard cash flow model, to detail the specific cash flow structure and collateral make-up of each position. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. In actual testing, credit default rates, loss severities on collateral liquidation, voluntary prepayment speeds and other relevant credit characterstics, specific to each security tested, were conservatively measured as inputs to the Intex cash flow model. Results of the cash flow testing did not indicate principal impairment to any of the securities tested. While results of the cash flow modeling did not conclude with any identified impairment to the amortized cost of the securities tested, there were two securities which were indicated to be very close to impairment. The Company will continue to perform OTTI testing on a quarterly basis and will, if OTTI losses are identified, record these losses within current earnings. In the event home borrower default rates and home price levels continue to decline, within the geographic areas in which the residential collateral underlying these security holdings exist, the potential for OTTI losses will increase.
     Subsequent to September 30, 2008, an additional $124.8 million, or 35.7%, of the amortized cost of the Company’s whole loan collateralized mortgage obligation securities have been downgraded by the major rating agencies, 21% to levels still considered investment grade and 14.7% to levels considered sub-investment grade. These downgrades have occurred as a result of continued increases in delinquency and foreclosure levels, as well as deteriorating liquidation values on the repossessed collateral of the specific securities receiving downgrades. Considering the above described downgrades subsequent to September 30, 2008, and the sensitivity of the various assumptions used in the Company’s OTTI analysis model, there is an increased risk that one or more of the Company’s collateralized mortgage obligations will experience an OTTI charge in future periods.
     Sale of Held to Maturity Investment. In the first quarter of 2008, the Company purchased approximately $302 million of whole loan collateralized mortgage obligations (CMOs) and classified them as held to maturity. In April 2008, management became aware of concerns through various institutional investors that certain tranches in these loan pools had significantly deteriorated and that the market for these types of CMO’s had softened considerably. Due to abnormally stressed market conditions, management determined the most appropriate course of action to validate the market value of the held to maturity portfolio was through the marketing and sale of one of its security holdings. As a result of this assessment, the Company sold one of its 46 CMOs with an amortized cost basis of $8.7 million, representing 2.5% of the amortized cost of the held to maturity investment portfolio at the time of sale, which resulted in a gain on sale of $0.6 million.
     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, management assessed whether this one sale called into question whether any remaining held to maturity securities should continue to be classified in that category. Based on its analysis, management concluded that, both quantitatively and qualitatively, the sale did not materially contradict the Company’s stated intent to hold the remaining securities to maturity. Management maintains its intention to hold the remaining held-to-maturity securities portfolio to maturity barring certain qualifying conditions that may occur in the future as described in SFAS No. 115 that would allow the sale of such securities.

NOTE 4 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, using the modified-prospective transition method. SFAS No. 123(R) established a fair value method of accounting for stock options whereby compensation expense is recognized based on the computed fair value of the options on the grant date. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed.
     At September 30, 2008, stock options outstanding had a weighted average remaining contractual life of 5.7 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at September 30, 2008:

		Weighted Average
		Remaining
	Number	Contractual	Exercise
Range of Exercise Prices (1)	Outstanding	Life	Price
$23.00 - $23.99	11,181	5.4 years	$23.90
$19.00 - $19.99	66,419	5.0 years	19.93
$18.00 - $18.99	80,900	4.5 years	18.81
$13.00 - $13.99	3,000	9.4 years	13.95
$9.00 - $9.99	25,000	9.8 years	9.29
$7.00 - $7.99	5,000	9.7 years	7.52
$6.00 - $6.99	1,000	9.7 years	6.82

Total	192,500		$17.82

Exercisable/vested at September 30, 2008	158,500	5.7 years	$19.69

(1)	All tranche exercise prices were above the closing price at September 30, 2008, the last business day of the quarter.
     During the three and nine month periods ended September 30, 2008, the Company granted zero and 5,000 restricted stock awards, respectively, and options to purchase zero and 34,000 shares of stock, respectively, to certain officers of the Company.
     The restricted stock awards vest on April 9, 2012. Upon vesting, the restricted stock awards will be converted to shares of the Company’s stock on a one-to-one basis.
     The fair value of the stock options granted during the nine month period ended September 30, 2008, was $3.40 per share. A summary of the weighted average assumptions used in the Black-Scholes pricing model for grants of stock options during the nine month period ended September 30, 2008, were as follows:

Nine Months Ended
September 30,
2008
Expected Dividend Yield	2.4%
Risk-Free Interest Rate	3.6%
Expected Volatility	61.7%
Forfeiture Rate	0.0%
Expected Life (in Years)	9.7
     The Company did not grant stock option awards during the three and nine month periods ended September 30, 2007.
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

     The Company recognized compensation expense related to share-based awards of $10,000 and $20,000 for the three and nine month periods ended September 30, 2008, respectively, compared to $0 and $0 for the three and nine month periods ended September 30, 2007, respectively.
     As of September 30, 2008, there was $661,000 of total unrecognized pre-tax compensation expense related to nonvested restricted stock awards outstanding. The weighted average term over which this expense will be recognized is 2.3 years.
     As of September 30, 2008, there was $101,000 of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted average term over which this expense will be recognized is 3.2 years.
     Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.
     There were no stock options exercised during the three and nine month periods ended September 30, 2008.
NOTE 5 — EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including vested stock awards. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury and unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings (loss) per share.
     Earnings (loss) per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$(14,864)	$(2,272)	$(17,357)	$2,247

Average number of common shares outstanding used to calculate basic earnings per common share	7,749,818	7,957,403	7,724,414	7,982,807
Effect of dilutive securities	—	—	—	1,094

Average number of common shares outstanding used to calculate diluted earnings per common share	7,749,818	7,957,403	7,724,414	7,983,901

Number of antidilutive stock awards excluded from diluted earnings per share computation	227,926	92,602	227,926	13,768

NOTE 6 — GOODWILL AND INTANGIBLES
     Goodwill in the amount of $9.8 million and core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at September 30, 2008 and December 31, 2007 were $2.0 million and $2.3 million, respectively. Amortization expense for the next 5 years is as follows: $383,000 in 2008, 2009, 2010, 2011 and 2012, respectively. Goodwill and core deposit intangible are accounted for according to SFAS No. 142, Goodwill and Other Intangible Assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at least annually. It is the Company’s policy to annually test the core deposit intangible for potential impairment during the fourth quarter. However, as part of the third quarter test for potential goodwill impairment, which was accelerated from the normal fourth quarter testing period as described below, the Company effectively tested the core deposit intangible for impairment as of September 30, 2008, and determined it was not impaired. To date, no impairment of the core deposit intangible has been identified.

     Due to continued volatility in the credit markets, credit quality deterioration of the Company’s residential and commercial real estate lending portfolios, and decreasing market capitalization to a level below tangible book value, management determined it was necessary to perform an interim goodwill impairment test during the third quarter of 2008. The goodwill impairment test is performed in two steps. Step 1 compares the fair value of the reporting unit (the Company is deemed to be comprised of a single reporting unit for financial reporting purpose) with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure (step 2) must be performed. Step 2 compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its fair value. The Company’s step 1 analysis, initially performed as of July 1, 2008, included valuations based on market approaches (guideline company method and transaction method) and an income approach (discounted cash flow method). As a result of these valuations, management concluded that the fair value of the Company was below its carrying value. As a result, the step 1 valuation was updated as of September 30, 2008 to determine the estimated fair value of the Company at the end of the third quarter. Based on the step 2 analysis (which involved determining the fair value of the Company’s assets, liabilities and identifiable intangibles) performed as of September 30, 2008, the implied fair value of the Company’s goodwill exceeded its $9.8 million carrying value, thus management concluded that goodwill was not impaired. In particular, the estimated fair value of the Company’s loans and its whole loan collateralized mortgage obligations within the held to maturity portfolio (see Note 3) were substantially below their carrying values in the step 2 analysis. Management believes that the market’s perception of the fair values of the Company’s loan and held to maturity securities portfolios are the primary reason for its common stock now trading at levels consistently below book value. Management intends to continue to closely monitor market conditions and the assumptions that were utilized for the valuation analysis. The Company may incur impairment charges related to its goodwill in the future due to changes in business prospects or other matters that could affect its valuation assumptions.
NOTE 7 — LOANS
     Loans were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Real estate loans:
Construction	$144,475	$165,330
One-to four-family	529,738	553,615
Commercial	412,646	420,079
Home equity lines of credit	66,116	66,630

	1,152,975	1,205,654
Commercial loans	237,599	238,918
Consumer loans:	83,789	94,983

Total loans	1,474,363	1,539,555
Less:
Allowance for loan losses	32,755	21,464

Net loans	$1,441,608	$1,518,091

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
     The total contractual amounts of standby letters of credit were $19.9 million and $19.4 million at September 30, 2008 and December 31, 2007, respectively. There were no contractual amounts outstanding of commercial letters of credit at September 30, 2008 or December 31, 2007.
     At September 30, 2008, the Company had outstanding commitments to originate loans of $195.4 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $13.8 million and $4.6 million at September 30, 2008 and December 31, 2007, respectively. The fair value of forward contracts was insignificant at September 30, 2008 and December 31, 2007.

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
NOTE 10 — FAIR VALUE
     Certain assets are recorded at fair value to provide financial statement users an enhanced understanding of the Company’s quality of earnings, with some assets measured on a recurring basis and others measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. Accordingly, SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect data obtained from independednt sources, while unobservable inputs reflect the Company’s market assumptions. A brief description of each level follows.
     Level 1 — In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgement.
     Examples of assets currently utilizing Level 1 inputs are: U.S. Treasury securities and U.S. government sponsored agency preferred equity securities.
     Level 2 — Fair values determined by Level 2 inputs are valuations based on one or more quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable, either directly or indirectly. Observable inputs may include interest rates and yield curves that are observable at commonly quoted intervals.
     Examples of assets currently utilizing Level 2 inputs are: certain U.S. government agency securities; certain U.S. government sponsored agency securities; municipal bonds; and certain commercial and residential related loans and investment securities.
     Level 3 — Fair value drivers for level 3 inputs are unobservable, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.
     Examples of assets currently utilizing Level 3 inputs are: certain commercial and residential related loans and investment securities; and mortgage servicing rights.
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
     The following table presents the balances of the Company’s assets that were measured at fair value on a recurring basis as of September 30, 2008.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008
(dollars in thousands)

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale	$98,910	$733	$61,655	$36,522
Derivative financial instruments	167	—	—	167
Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating. Recurring Level 1 securities would include U.S. Treasury securities and U.S. government sponsored agency preferred equity securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include U.S. government agency securities, U.S. government sponsored agency fixed income securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified within Level 3 of the valuation hierarchy. As a result of national and global credit market tightness and slowing economic growth, residential mortgage loan delinquency levels have continued to expand through the current reporting period, further causing the market for certain collateralized mortgage obligations to experience abnormal levels of inactivity. Therefore, beginning in the quarter ended September 30, 2008, in accordance with the guidance provided by FSP FAS No. 157-3, these securities are valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for the these securities. Relevant inputs to the pricing technique include incremental market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. Specifically, Level 3 fair values for collateralized mortgage obligations with attached credit ratings less than ‘AAA’ are measured using the pricing technique and, as of September 30, 2008, resulted in an increase to the fair value of these securities amounting to $7.7 million, compared to the fair value determined using independent matrix pricing models. Collateralized mortgage obligations carrying ‘AAA’ ratings by the major rating agencies are fair valued through independent matrix pricing models, Level 2 in the fair value hierarchy. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.
     Derivative Financial Instruments. Fair value measurements for the Company’s interest rate lock commitments written for residential mortgage loans that it intends to sell use significant assumptions that are unobservable, and accordingly, these derivatives are classified as Level 3.
     The tables below present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2008. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.
     Specifically, the tables below reflect gains and losses, including gains and losses on assets that were transferred to Level 3 during the period, for the quarter and nine month period for all assets categorized as Level 3 as of September 30, 2008.
Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2008
(dollars in thousands)

						Unrealized
						Gains or
			Purchases,			(Losses) for
		Total Realized	Sales, Other			Level 3 Assets
	July 1, 2008	and Unrealized	Settlements	Net Transfers	September 30,	Outstanding at
	Beginning	Gains or	and Issuances,	In and/or (Out)	2008 Ending	September 30,
	Balance	(Losses)	Net	of Level 3(1)	Balance	2008
Assets
Investment securities available for sale	$—	$1,441	$(1,248)	$36,329	$36,522	$(5,325)
Derivative financial instruments	88	—	79	—	167	—

	$88	$1,441	$(1,169)	$36,329	$36,689	$(5,325)

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2008
(dollars in thousands)

						Unrealized
						Gains or
			Purchases,			(Losses) for
	January 1,	Total Realized	Sales, Other			Level 3 Assets
	2008	and Unrealized	Settlements	Net Transfers	September 30,	Outstanding at
	Beginning	Gains or	and Issuances,	In and/or (Out)	2008 Ending	September 30,
	Balance	(Losses)	Net	of Level 3(1)	Balance	2008
Assets
Investment securities available for sale	$—	$(5,954)	$(4,614)	$47,090	$36,522	$(5,325)
Derivative financial instruments	—	—	167	—	167	—

	$—	$(5,954)	$(4,447)	$47,090	$36,689	$(5,325)

(1)	Transfers in or out are based on the carrying amount of the security at the beginning of the period.

     The Company reclassified certain securities from Level 2 to Level 3 during the three and nine months ended September 30, 2008. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments such that the inputs for these instruments became partially unobservable.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include mortgage servicing rights, loans held for sale and impaired loans.
     The following table presents the balances of the Company’s assets that were measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition, as of September 30, 2008.
Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

		Quoted Prices
		in Active	Significant	Significant	Net Gains/(Losses)	Net Gains/(Losses
		Markets for	Observable	Unobservable	Three Months	Nine Months
	Balance at	Identical	Inputs	Inputs	Ended September	Ended September
	September 30, 2008	Assets (Level 1)	(Level 2)	(Level 3)	30, 2008	30, 2008
Assets
Mortgage Servicing Rights (1)	$230	$ —	$ —	$230	$7	$46
Impaired Loans	31,388	—	19,627	11,761	(18,511)	(32,033)

					$(18,504)	$(31,987)

(1)	For the three months ended September 30, 2008, one tranche of Mortgage Servicing Rights with a prior carrying value of $239,000 was written down to an impaired fair value of $230,000, offset by the full recovery in value of one tranche, with a prior carrying value of $983,000, written down to an implied fair value of $967,000, at June 30, 2008. Fair value is determined on a tranche-by-tranche basis. All remaining tranches within the Company’s portfolio are valued at levels above carrying value.
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
     Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established. A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS No. 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
     CRITICAL ACCOUNTING POLICIES. As of September 30, 2008, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2007. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2007 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, mortgage servicing rights and goodwill and intangibles.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
     Summary. Total assets increased $214.6 million, or 11.9%, to $2.019 billion at September 30, 2008, from $1.804 billion at December 31, 2007, as a result of an increase to $277.1 million, from zero, in the securities held to maturity portfolio. The increase in investment security purchases during the nine months ended September 30, 2008 was entirely made up of ‘AAA’ rated whole loan collateralized mortgage obligations which were purchased at a discount, are diversified geographically throughout the country, carry an average coupon of 5.85%, with weighted average credit scores in excess of 700. Given the Company’s concentration of lending in the State of Michigan and specifically in southeastern Michigan, the Asset/Liability Committee believes these investments provide valuable diversification and a premium return as compared to retail lending rates. However, since acquisition date and subsequent to September 30, 2008, $123.8 million, or 44.7%, of the amortized cost of the securities held to maturity portfolio has been downgraded by the major rating agencies to levels still considered investment grade. In addition, another $64.7 million, or 23.3%, of the amortized cost of the securities held to maturity portfolio has been downgraded to sub-investment grade levels. Similar security types within the available for sale securities portfolio have also experienced rating agency downgrades. Since acquisition date and subsequent to September 30, 2008, $27.3 million, or 25.4%, of the amortized cost of the available for sale securities portfolio has been downgraded to levels still considered investment grade, while $18.6 million, or 17.3%, has been downgraded to sub-investment grade levels. These downgrades have occurred as a result of the continued increase in delinquency levels impacting the residential real estate markets nationally and, more specifically as delinquency levels are impacting the underlying collateral of the specific securities receiving downgrades. The major rating agencies will continue to review these residential real estate collateralized investment types and could possibly apply further downgrades to these and other investments within the Company’s investment portfolio. The Asset/Liability Committee will continue to review these investments and closely monitor their performance. Reference is made to Note 3 for additional information regarding the Company’s analysis and review for possible other than temporary impairment (OTTI) relating to these securities. This OTTI analysis will be performed on a quarterly basis. Considering the above described downgrades subsequent to September 30, 2008, and the sensitivity of the various assumptions used in the Company’s OTTI analysis model, there is an increased risk that one or more of the Company’s collateralized mortgage obligations will experience an OTTI charge in future periods.
     Partially offsetting the increase in the securities held to maturity balances were decreases in real estate secured loan balances, consumer installment loan balances and securities available for sale balances of $52.7 million, $11.2 million and $31.6 million, respectively. The loan balance decreases are related to management’s decision to reduce real estate secured and vehicle indirect lending due to the ongoing economic downturn in the State of Michigan. Additionally, the decrease in securities available for sale balances were due mainly to the sale of $15.4 million of investment holdings, the maturity of $5.9 million in U.S. government sponsored agency securities, a reduction in fair market value versus amortized cost of $9.3 million on whole loan collateralized mortgage obligations, and $9.1 million in principal repayments in the mortgage-backed and whole loan collateralized mortgage obligation portfolios. Also, the Company incurred a $4.8 million impairment charge on a Freddie Mac preferred security (see Note 3), which represented a $3.1 million reduction versus fair value at December 31, 2007. Partially offsetting these reductions in the available for sale securities portfolio was the purchase of a Ginnie Mae collateralized mortgage obligation totaling $13.6 million.
     Total liabilities increased $238.3 million, or 14.6%, to $1.872 billion at September 30, 2008 from $1.634 billion at December 31, 2007. The primary reason for the increase was to fund the growth in the securities held to maturity portfolio through wholesale funding sources. Specifically, the Company funded net growth to date with an increase of $164.9 million in FHLB advances and an increase of $203.4 million in brokered certificates of deposit, partially offset by a decrease in federal funds purchased of $42.6 million. Total retail deposits decreased $78.8 million (discussed below).
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $82.3 million at September 30, 2008 compared to $61.0 million at December 31, 2007, an increase of $21.3 million, or 34.8%. In connection with the increase in nonperforming loan balances and in spite of the 11.9% increase in total assets, total nonperforming assets as a percentage of total assets increased to 5.01% at September 30, 2008 compared to 4.00% at December 31, 2007. As indicated by the table below, $7.6 million, or 21.4%, of the increase in total nonperforming assets resulted from an increase in other real estate owned and $20.9 million, or 72.3%, resulted from an increase in nonperforming real estate mortgage loans and commercial loans. Of the $7.6 million increase in real estate and other assets owned, $3.0 million of the balance represents the sale of foreclosed properties which have been sold under terms of a special loan program generally requiring no down payment and, as a result, are being recognized under the installment method of accounting. As a result, as soon as the borrowers under this financing program repay principal in the amount of 5%, to a loan-to-value balance of 95%, these financing arrangements will be transferred into loan status. The increase in these nonperforming categories is overwhelmingly due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan in which the Company lends to.
     The following table sets forth information regarding nonperforming assets (in thousands):

	September 30,	December 31,
	2008	2007
Nonperforming loans:
Real estate	$62,679	$56,098
Commercial	18,928	4,613
Consumer	656	307

Total	82,263	61,018
Real estate and other assets owned	18,828	11,190

Total nonperforming assets	$101,091	$72,208

Total nonperforming loans as a percentage of total loans	5.58%	3.96%
Total nonperforming assets as a percentage of total assets	5.01%	4.00%

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

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$20,209	$14,327	$21,464	$14,304
Provision for loan losses	19,469	7,556	32,850	9,306
Charge-offs	(7,233)	(1,177)	(22,130)	(3,269)
Recoveries	310	167	571	532

Balance, end of period	$32,755	$20,873	$32,755	$20,873

Allowance for loan losses to total loans			2.22%	1.33%
Allowance for loans losses to nonperforming loans			39.82%	48.92%
     Deposits. Deposits increased $124.6 million, or 10.4%, from December 31, 2007 to $1.323 billion at September 30, 2008. The increase in interest bearing deposits of $127.2 million, or 11.5%, was primarily due to a net increase of $203.4 million in brokered certificates of deposit used to partially fund the growth of the held to maturity investment portfolio. Of the $354.1 million brokered certificate of deposit balances held at September 30, 2008, $277.3 million, or 78.3%, are callable at the Company’s option. The increase in brokered deposits was accompanied by an increase in money market deposit balances of $9.6 million. Partially offsetting these increases in interest bearing deposits were reductions in retail savings balances, retail certificates of deposit and public funds certificates of deposit of $3.4 million, $36.9 million and $39.6 million, respectively. The increase in total interest bearing deposits was accompanied by a decrease of $2.6 million, or 2.9%, in noninterest-bearing deposits. Deposit growth continues to be affected by general adverse economic conditions experienced in the State of Michigan.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
     Summary. The Company experienced a net loss for the three months ended September 30, 2008 of $14.9 million compared to a net loss of $2.3 million during the same period in 2007. Net loss for the nine months ended September 30, 2008 totaled $17.4 million compared to net income of $2.2 million during the same period in 2007. Diluted earnings per share for the three and nine month periods ended September 30, 2008, resulted in a loss of $1.92 and $2.25, respectively, versus a loss of $0.29 and earnings of $0.28, respectively for the same periods in 2007. Annualized losses on average assets during the three and nine month periods ended September 30, 2008, were 2.89% and 1.14%, respectively, compared with a negative return of 0.50% and a positive return of 0.17%, respectively, during the same periods in 2007. Annualized losses on average equity during the three and nine month periods ended September 30, 2008, were 37.34% and 13.96%, respectively, compared with a negative return of 5.09% and a positive return of 1.67%, respectively, during the same periods in 2007.
     Decreased market values in Michigan’s real estate markets and resulting impact on credit and asset quality have further resulted in lower earnings to the Company. In response to the negative impact on asset quality and underlying collateral values, the Company substantially increased its allowance for loan losses as a percent of portfolio loans during the third quarter of 2008, from 1.33% to 2.22%, resulting in a significant increase in the provision for loan losses for the quarter. During third quarter 2008, the Company provisioned $19.5 million for loan losses while recording $6.9 million in net charge-offs against the allowance for loan losses account. Included in the $19.5 million provision in the third quarter was an $8.0 million provision for a large commercial loan that is part of a shared national credit and a $2.7 million charge off on a fraudulent commercial loan. Management does not believe that the fraud associated with this loan represents any systemic pattern within the total loan portfolio. For the nine month period ended September 30, 2008, the Company provisioned $32.9 million for loan losses while recording $21.6 million in net charge-offs against the allowance for loan losses account. In comparison, the Company provisioned $7.6 million and $9.3 million during the three and nine month periods ended September 30, 2007, respectively, and recorded $1.0 million and $2.7 million in net charge-offs during the three and nine month periods ended September 30, 2007, respectively. Relatedly, costs to repossess and maintain nonperforming loan collateral increased to $1.6 million during the third quarter of 2008, an increase of 351% over the $0.3 million incurred during the same period in 2007. For the nine month period ended September 30, 2008, the Company incurred $3.1 million in costs to repossess and maintain nonperforming loan collateral, an increase of 245% over the $0.9 million incurred during the same period in 2007.

     Also negatively impacting earnings during the three month period ended September 30, 2008, was a non-cash-other-than temporary impairment charge of $4.8 million on a Freddie Mac preferred equity security holding (see Note 3). Under a provision of the Emergency Economic Stabilization Act (EESA), signed into law on October 3, 2008, banks that experienced losses on their investments in Fannie Mae or Freddie Mac preferred shares are allowed to deduct their losses as ordinary losses for tax purposes. The bill provides that for purposes of the Internal Revenue Code of 1986, gain or loss from the sale or exchange of any “applicable preferred stock” will be treated as ordinary income or loss. “Applicable preferred stock” means preferred stock in Fannie Mae or Freddie Mac that was held on September 6, 2008, or was sold or exchanged on or after January 1, 2008, and before September 7, 2008. The Company has held its Freddie Mac preferred security position since March 2001 and has held it continuously, without interruption, through the reporting period ending September 30, 2008. However, as EESA was not signed into law until October 3, 2008, a $1.6 million tax benefit to result from the Freddie Mac preferred security impairment charge is not reflected in the third quarter 2008 financial statements contained herein. Instead, the $1.6 million tax loss benefit will be reflected in the fourth quarter 2008 financial statements.
     Partially offsetting the negative impact to earnings during the three month period ended September 30, 2008, as a result of the factors noted above, was an increase of $1.1 million in net interest income, as well as a $0.3 million decrease in noninterest expenses, excluding nonperforming asset costs. The decrease in noninterest expense during third quarter 2008 was primarily a result of lower compensation and employee benefit expenses and advertising and marketing expenses. As a partial offset to the substantial increase in the provision for loan losses and nonperforming asset costs during the nine months ended September 30, 2008, total noninterest income, excluding the Freddie Mac preferred stock impairment charge, increased $1.4 million. Also, noninterest expense, excluding nonperforming asset costs, decreased $0.7 million. The increase in noninterest income was primarily due to an increase in gain on sale of securities of $0.7 million versus the same period in 2007, while the decrease in noninterest expense was primarily a result of lower compensation and employee benefit expenses of $1.3 million.
     Due to the deferral, until fourth quarter 2008, of the $1.6 million tax benefit related to the Freddie Mac preferred stock impairment charge, the Company recorded a tax benefit at an effective tax rate of 29.0% resulting in a $7.1 million benefit. Excluding the $4.8 million before tax impairment charge on the Freddie Mac preferred stock, from pre-tax loss, the effective tax rate recorded by the Company was 36.1%.
     In order to preserve capital and balance sheet strength during this difficult economic period, the Board of Directors voted on August 8, 2008, to temporarily suspend the quarterly common stock cash dividend. Temporary suspension of the $0.09 per share quarterly dividend will preserve approximately $740,000 of retained earnings quarterly. Management and the Board of Directors believes this action will provide added support in navigating through the current economic downturn, optimize shareholder value and result in better long term returns to its shareholders.
     Net Interest Income. Net interest income, before provision for loan losses, for the nine months ended September 30, 2008, totaled $41.3 million, an increase of 2.2%, as compared to $40.4 million for the same period in the prior year. Due to the competitive nature in attracting new deposits, market rates for deposits decreased at a slower rate than market lending rates during the nine months ended September 30, 2008, as compared to the same period last year, as evidenced by the average rate on interest bearing liabilities as noted in the tables below. The increased costs of attracting new and maintaining current deposits, an increase in the cost of borrowings to fund loan growth, and increasing non-performing asset balances compressed net interest margin, which fell 30 basis points to 2.90% for the nine months ended September 30, 2008 as compared to 3.20% for the same period last year. Positively impacting net interest income for the nine month period ended September 30, 2008, was a 294% increase, to $332.2 million, in average investment security balances compared to $84.2 million during the same period in 2007. The average yield earned on the investment securities portfolio during the nine months ended September 30, 2008, increased 278 basis points, to 7.12%, compared to a yield of 4.34% earned during the same period in 2007.

     The following tables present an analysis of net interest margin for the three and nine month periods ending September 30, 2008 and 2007 (in thousands).

	For the Three Months Ended September 30,
	2008			2007			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,513,337	$22,722	6.02%	$1,564,724	$27,927	7.08%	$(910)	$(4,295)	$(5,205)
Certificates of deposit	319	4	5.03%	319	2	2.49%	—	2	2
Securities (2):
Taxable	361,347	6,595	7.32%	69,630	1,086	6.19%	4,514	995	5,509
Tax-exempt	21,743	183	3.38%	27,746	245	3.50%	(53)	(9)	(62)
Federal funds sold	7,823	36	1.85%	2,828	19	2.67%	33	(16)	17
Federal Home Loan Bank stock	31,086	405	5.23%	20,899	222	4.21%	107	76	183
Interest earning deposits	126	1	3.18%	50	—	0.00%	—	1	1

Total interest-earning assets	1,935,781	29,946	6.20%	1,686,196	29,501	6.94%	$3,691	$(3,246)	445

Noninterest-earning assets	118,755			119,215

Total assets	$2,054,536			$1,805,411

Liabilities
Deposits:
Savings	$121,585	349	1.15%	$112,544	601	2.12%	$48	$(300)	(252)
NOW	80,999	36	0.18%	79,401	158	0.79%	3	(125)	(122)
Money market	243,360	1,125	1.85%	308,253	3,069	3.95%	(641)	(1,303)	(1,944)
Certificates of deposit	782,695	7,789	3.99%	573,523	6,980	4.83%	2,526	(1,717)	809

Total interest-bearing deposits	1,228,639	9,299	3.04%	1,073,721	10,808	3.99%	1,936	(3,445)	(1,509)
Short-term borrowings	191	1	2.10%	29,224	430	5.84%	(424)	(5)	(429)
FHLB advances	566,726	6,422	4.55%	412,880	5,153	4.95%	1,904	(635)	1,269

Total interest-bearing liabilities	1,795,556	15,722	3.51%	1,515,825	16,391	4.29%	$3,416	$(4,085)	(669)

Non-interest bearing deposits	92,809			97,712
Other Noninterest-bearing liabilities	6,927			13,435

Total liabilities	1,895,292			1,626,972
Stockholders’ equity	159,244			178,439

Total liabilities and stockholders’ equity	$2,054,536			$1,805,411

Net interest-earning assets	$140,225			$170,371

Net interest income		$14,224			$13,110				$1,114

Interest rate spread (3)			2.69%			2.65%

Net interest margin as a percentage of interest-earning assets (4)			2.95%			3.08%
Ratio of interest-earning assets to interest-bearing liabilities			107.81%			111.24%

	For the Nine Months Ended September 30,
	2008			2007			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,528,214	$71,110	6.22%	$1,584,790	$85,168	7.19%	$(1,017)	$(13,041)	$(14,058)
Certificates of deposit	319	12	5.03%	271	10	4.93%	1	1	2
Securities (2):
Taxable	308,243	17,115	7.42%	55,633	2,100	5.05%	3,189	11,826	15,015
Tax-exempt	23,976	626	3.49%	28,615	641	2.99%	(35)	20	(15)
Federal funds sold	11,759	207	2.35%	1,596	30	2.51%	64	113	177
Federal Home Loan Bank stock	29,314	1,005	4.58%	20,356	683	4.49%	101	221	322
Interest earning deposits	449	5	1.49%	49	2	5.46%	5	(2)	3

Total interest-earning assets	1,902,274	90,080	6.33%	1,691,310	88,634	7.01%	$2,308	$(862)	1,446

Noninterest-earning assets	124,934			107,206

Total assets	$2,027,208			$1,798,516

Liabilities
Deposits:
Savings	$123,036	1,272	1.38%	$114,187	1,725	2.20%	$49	$(502)	(453)
NOW	82,050	175	0.29%	82,697	533	0.86%	(1)	(357)	(358)
Money market	239,882	3,990	2.22%	275,389	7,851	3.81%	(338)	(3,523)	(3,861)
Certificates of deposit	760,899	24,316	4.27%	588,880	21,943	4.98%	2,142	231	2,373

Total interest-bearing deposits	1,205,867	29,753	3.30%	1,061,153	32,052	4.04%	1,852	(4,151)	(2,299)
Short-term borrowings	2,065	62	4.01%	43,096	1,857	5.76%	(591)	(1,204)	(1,795)
FHLB advances	542,684	18,949	4.67%	404,126	14,279	4.72%	1,635	3,035	4,670

Total interest-bearing liabilities	1,750,616	48,764	3.72%	1,508,375	48,188	4.27%	$2,896	$(2,320)	576

Non-interest bearing deposits	92,748			96,831
Other Noninterest-bearing liabilities	10,009			14,342

Total liabilities	1,853,373			1,619,548
Stockholders’ equity	165,820			178,968

Total liabilities and stockholders’ equity	$2,019,193			$1,798,516

Net interest-earning assets	$151,658			$182,935

Net interest income		$41,316			$40,446				$870

Interest rate spread (3)			2.61%			2.74%

Net interest margin as a percentage of interest-earning assets (4)			2.90%			3.20%
Ratio of Interest-earning assets to interest-bearing liabilities			108.66%			112.13%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
     Provision for Loan Losses. The provisions for loan losses for the three and nine months ended September 30, 2008 were $19.5 million and $32.9 million as compared to $7.6 million and $9.3 million for the same period in the prior year, respectively. The provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business, and historical charge off rates in the overall loan portfolio. In order to accurately depict the actual loss inherent in a loan relationship, a determination is made by reviewing a non-performing loan for collateral sufficiency. This entails utilizing any relevant appraisal values and discounting said values for market deterioration, time value of liquidation period, and liquidation costs. Standard discount factors are applied to maintain consistency and reflect current market and economic conditions. The resulting discounted values are reviewed, and adjusted if necessary, every six months. Those factors are 10% for liquidation expense (6% broker commission and 4% other) and a selling period of 2 years for builder direct (speculative) homes and 4 years for vacant land, discounted at current mortgage rates. These factors are consistent with best estimates of current market conditions and are within acceptable regulatory parameters.
     The provision for loan losses increased by $11.9 million for the three months ended September 30, 2008, compared to the same period last year. This increase was primarily a result of higher levels of nonperforming and watch list loans related to residential real estate, builder direct, and commercial and industrial loans. During the three month period ended September 30, 2008, the Company recorded loan charge-offs against the allowance for loan losses of $7.2 million, which were a result of further deterioration in real estate values and economic conditions in the state of Michigan during the first nine months of 2008. Based upon our detailed analysis of the allowance for loan losses performed at September 30, 2008, the allowance for potential loan losses increased to 2.22% of total loans from 1.39% of total loans at December 31, 2007. As a result of the increase in nonperforming and watch list loans, supported by the increase in the allowance for loan losses, due to the aforementioned third quarter 2008 loan loss provisions taken, the allowance for loan losses as a percentage of nonperforming loans increased slightly from 39.65% at December 31, 2007 to 39.82% at September 30, 2008. The allowance for loan loss analysis includes potential losses in the loan portfolio which could be realized depending on future changes in market conditions. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at September 30, 2008. In support of the Company’s internal loan credit quality assessment, an extensive regulatory review of the Company’s lending assets was completed early in third quarter 2008. The results of this review did not identify loan classifications that were materially different than those identified through the Company’s internal loan review process.
     In the construction and development portfolio of approximately $144.5 million, or 9.8% of total loans, the Company has four residential builders with high quality developments, known as builder direct loans that have experienced sales well below previous expectations. The Company’s residential mortgages and builder direct loans were valued properly at the time of origination in accordance with the Company’s conservative loan policies. Since 2006, the Company has been significantly reducing new investments in the builder direct portion of the construction and development portfolio, and is down $22.5 million, or 54%, from December 31, 2007. Since September 30, 2007, the Company’s construction and development loan portfolio has fallen by $39 million, or 21%. The Company’s commercial loan portfolio currently has total delinquencies over 90 days plus nonaccrual balances representing 2.80% of the total loan portfolio. In comparison, delinquencies over 90 days plus nonaccrual balances at December 31, 2007 in the commercial loan portfolio totaled 2.70% of the total loan portfolio. The Company has implemented creative and aggressive programs in the residential mortgage and construction and development portfolios designed to limit our credit risk and, to assist our customers that have been affected by the economic conditions in Michigan and face the potential of losing their home without the assistance of the Company.
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

As of
September 30, 2008

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 90 days	Loans
Real estate loans:
Construction	$144,475	$1,313	$31,070
One-to four-family	529,738	—	17,758
Commercial	412,646	1,818	8,126
Home equity lines of credit	66,116	—	2,594

	1,152,975	3,131	59,548
Commercial loans	237,599	2,685	16,243
Consumer loans	83,789	17	639

Total loans	$1,474,363	$5,833	$76,430

As of
December 31, 2007

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 90 days	Loans
Real estate loans:
Construction	$165,330	$1,027	$30,786
One-to four-family	553,615	142	15,725
Commercial	420,079	3,846	3,276
Home equity lines of credit	66,630	370	926

	1,205,654	5,385	50,713
Commercial loans	238,918	1,444	3,169
Consumer loans	94,983	53	254

Total loans	$1,539,555	$6,882	$54,136

     Noninterest Income. Noninterest income for the three and nine months ended September 30, 2008 decreased 242.7% to negative $3.0 million, and 57.9% to $2.5 million compared to $2.1 million and $5.9 million, respectively, for the same periods in the prior year. The decrease was primarily attributable to a non-cash-other-than temporary impairment charge of $4.8 million on a Freddie Mac preferred security (See Note 3) holding and a decrease in service charges and other fees of $0.2 million, or 7.3%, for the nine months ended September 30, 2008, over the same period in the prior year. Partially offsetting these reductions in noninterest income was an increase in gain on sale of securities of $0.7 million (see Note 3) and an increase in mortgage banking income of $0.5 million, or 27.7%, for the nine months ended September 30, 2008 over the same period in the prior year. The increase in mortgage banking service income is a result of our efforts to sell the overwhelming majority of newly originated secondary marketable residential mortgage loans, thereby limiting additional loan loss exposure due to the depressed real estate market in Michigan. Sales of mortgage loans for the nine months ended September 30, 2008, increased by 5.2% in terms of principal balance compared to the nine months ended September 30, 2007.
     Noninterest Expense. Noninterest expense for the three and nine months ended September 30, 2008, increased 7.9% to $12.0 million and 4.5% to $35.4 million compared to $11.2 million and $33.9 million, respectively, for the same time periods in the prior year. The increase during the nine month period ended September 30, 2008, was primarily due to a $2.2 million increase in costs associated with the administration and liquidation of nonperforming assets, including property taxes, write-downs on foreclosed assets insurance, legal costs and appraisals. These costs represent a 245% increase over the same period in 2007. Additionally, an increase of $0.5 million in occupancy expenses resulted from an increase in maintenance costs, an increase in servicing agreement costs for furniture, fixtures and equipment and an increase in depreciation expense. The increased costs for leasing additional office space will be offset for the next two years by Brownfield Tax Credits applicable to the Michigan Business Tax. The Company also experienced a $0.6 million increase in federal deposit insurance premiums resulting from the depletion of a one-time assessment credit from the Federal Deposit Insurance Act of 2005. As a result of increased levels of FDIC reserve requirements to insure the recently increased coverage levels of bank customer deposit balances, among all FDIC insured institutions, FDIC insurance assessments are expected to double in 2009. Offsetting these increased costs was a decrease in employee compensation and benefits expense of $1.3 million resulting from reduced staffing levels during the current economic downturn and a decrease of $0.4 million in advertising and marketing expenses.

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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the nine months ended September 30, 2008, the Company originated $289.7 million of loans and purchased $315.5 million of securities. Funding of $296.8 million, or 94.1%, of the investment purchases made during the nine months ended September 30, 2008, were achieved through a combination of Federal Home Loan Bank advances and brokered certificates of deposit. A portion of the purchased investments were utilized as collateral for the advances from the Federal Home Loan Bank.
     The Company’s most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and short-term investments totaled $41.7 million and securities classified as available for sale totaled $98.9 million.
     The Company originates fixed-rate mortgage loans conforming to Fannie Mae guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Proceeds from sales of fixed-rate mortgage loans were $104.3 million and $99.0 million for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the Company also had outstanding commitments to originate loans of $197.6 million, of which $54.1 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings.
     Financing activities consist primarily of activity in deposit accounts, public funds, overnight borrowings from our correspondent banks, FHLB advances and brokered deposits. As of September 19, 2008, the Bank is also authorized to borrow directly from the Federal Reserve. The Company has the ability to borrow a total of approximately $844.3 million, $583.9 million from the FHLB and $260.4 million from the Federal Reserve Bank, of which $34.5 million and $260.4 million were available at September 30, 2008, respectively. The Company experienced a net increase in total deposits of $124.6 million for the nine months ended September 30, 2008, made up of a $203.4 million increase in brokered certificates of deposit and a $78.8 million decrease in retail deposit balances. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. Certificates of deposit that are scheduled to mature in one year or less as of September 30, 2008 totaled $375.7 million, and management believes, based on past experience, that a significant portion of those deposits will remain with the Bank. However, based on market difficulties in generating retail deposit growth, management expects that wholesale funding source balances will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense after analyzing maturity and repricing data and balancing interest rate risk.
     At September 30, 2008, the Company had outstanding commitments to originate loans of $197.6 million, of which $54.1 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of September 30, 2008 totaled $375.7 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, the Bank is considered “adequately capitalized” under regulatory guidelines. This marks a reduction from the Bank's classification in prior quarters as "well capitalized" under regulatory guidelines, which reduction limits the Bank's current ability to access additional funding through the brokered deposit market. The Company currently has relationships with various brokers to originate brokered deposits in the open market, which deposits provide the Bank with additional liquidity and funding sources.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2008, there have been no material changes in the quantitative and qualitative disclosures about market risks as disclosed in the Company’s Form 10-K for the year ended December 31, 2007.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 13, 2007, Citizens Banking Corporation (“CBC”) filed a complaint against the Company, and Citizens First Savings Bank, in the U.S. District Court for the Eastern District of Michigan. CBC alleged in its complaint that the Company’s banking operations in Michigan’s Oakland and Macomb Counties infringed on CBC’s trademark rights in the word “Citizens.” CBC’s complaint asked the Court to issue injunctive relief against the Company, and to award CBC damages, costs and attorneys fees. On January 4, 2008, the Court entered a preliminary injunction restricting the Company’s use of the name “Citizens” in its Oakland County banking operations, pending trial on the merits. On January 22, 2008, the parties agreed to a settlement of all issues in the litigation, under which:
•	Company’s use of the word “Citizens” in its Oakland County operations would become restricted on July 22, 2008 and entirely prohibited in Oakland County on and after October 14, 2008.

•	All claims for trademark infringement which CBC asserted, or which CBC could have asserted, against Company in this case with respect to its use of the name “Citizens” in the Michigan counties of Macomb, Lapeer, St. Clair, Sanilac and Huron would be dismissed with prejudice.

•	CBC was not awarded damages, attorney fees, or costs.
     The terms of the settlement were effected through a Consent Judgment entered with the Court on March 13, 2008. In compliance with the Consent Judgment, on July 22, 2008 the Company began doing business in Oakland County using the trade name “CF Bancorp,” and on October 22, 2008 the Bank amended its articles of incorporation to change its charter name to “CF Bancorp.” The Company intends to continue doing business in its core markets outside of Oakland County using the Bank’s prior charter name, “Citizens First Savings Bank,” as a trade name. This will permit the Company to both comply with the Consent Judgment and continue to take advantage of the goodwill it has developed in the existing name in those counties that are not affected by the injunctive provisions of the Consent Judgment. As of October 22, 2008, the Company believes it has achieved full compliance with respect to the terms of the Consent Judgment.
     Except as otherwise provided above, neither the Company or its subsidiaries are a party to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations of the Company.

Item 1a. Risk Factors
In addition to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007, the following risk factors could affect our business, financial condition or results of operations.
Economic Downturn
     As indicated in the Company’s discussion of risk factors contained in its annual report on Form 10-K for the fiscal year ended, December 31, 2007, the general economic slowdown in the geographic region where the Company operates has impacted its business. In the interim, greater concern over the stability of the financial markets generally, and the strength of counterparties in particular, has led many lenders and institutional investors to reduce or cease providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to a reduction in interbank lending, an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Further economic and market developments could continue to negatively affect the economy and the financial institution sector generally, as well as the condition and performance of the Company in particular.
Changes in Regulation
     As indicated in the Company’s discussion of risk factors contained in its annual report on Form 10-K for the fiscal year ended December 31, 2007, the Company is subject to extensive state and federal regulation, as well as periodic changes in such regulations. In that respect, on October 3, 2008 President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury also announced a program under the EESA pursuant to which it would acquire senior preferred stock and warrants for the purchase of common stock in participating financial institutions (the “TARP Capital Purchase Program”). In addition, on October 14, 2008 the FDIC announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). Other related programs and regulations have also been proposed or are in the process of being implemented either in connection with or pursuant to EESA.
     Ultimately, it is impossible for the Company to predict with certainty the impact of changes in banking laws and regulations, and any changes may negatively impact the Company’s ability to provide or expand services and to increase the value of its business. The programs established or to be established under the EESA and the TARP Capital Purchase Program may ultimately result in the banking and financial services industry becoming even more heavily regulated, and compliance with new regulations may increase the Company’s costs and subject it to additional restrictions. However, the full extent of the effects of participating or not participating in any such programs cannot reliably be determined at this time.
     In addition, there can be no assurance regarding the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. Government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
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
     The following table summarizes the Company’s share repurchase activity for the three months ended September 30, 2008.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
07/1/2008 to 7/31/2008	—	—	—	218,098
08/1/2008 to 8/31/08	—	—	—	218,098
09/1/2008 to 9/30/2008	—	—	—	218,098
Total	—	—	—	218,098
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

CITIZENS FIRST BANCORP, INC.
Dated: November 10, 2008	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2008	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.