Form 10-K
period 2008-12-31
CITIZENS FIRST BANCORP INC
filed 2009-04-15
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File Number: 0-32041

CITIZENS FIRST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3573582

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Water Street, Port Huron, Michigan	48060

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (810) 987-8300
Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, par value	NASDAQ Global Select Market
$0.01 per share
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $45,998,880, based upon the closing price of $6.00 as quoted on the NASDAQ National Market on June 30, 2008. Solely for purposes of this calculation, the shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.
     As of April 15, 2009, the registrant had 8,223,968 shares of common stock outstanding.
Documents Incorporated by Reference
     Part III of this Annual Report on Form 10-K incorporates portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

PART I
ITEM 1. BUSINESS
GENERAL
     Citizens First Bancorp, Inc. (the “Bancorp”) was organized in October 2000 as a Delaware business corporation at the direction of Citizens First Savings Bank (the “Bank”) and is the holding company for the Bank, a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly-owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, Citizens First Mortgage, LLC and Port Huron CDE, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly-owned subsidiary, CFS Insurance Agency. Port Huron CDE, LLC is a limited liability company under the Bank formed to target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities. The Bancorp also owns 100% of Horizon Capital Management and CF1 Investment Fund, LLC. Horizon Capital Management is a registered investment advisor with the state of Michigan that provides clients with a quantitatively driven small cap offering and a total return global investment model. CF1 Investment Fund LLC, is a limited liability company formed to target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. As used in this Report, unless otherwise stated or the context otherwise requires, all references to “we,” “our,” or “us” and similar references are to the Company and/or the Bank and the consolidated subsidiaries of the Company and the Bank. The Bancorp has no significant assets, other than investments, all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the subscription offering at inception, and no significant liabilities. The Company’s commitment to community oriented banking is reflected in its Certificate of Incorporation, which is posted on the Company’s website (www.cfsbank.com), as well as in its corporate governance. The Company’s Corporate Governance Guidelines are also posted on that website.
     The Company currently operates as a community-oriented financial institution that accepts deposits from the general public in the communities surrounding its 24 full-service banking centers and 1 loan production office. The loan production office in Ft. Meyers Florida was closed in January 2009. Deposited funds, together with funds generated from operations and borrowings, are used by the Company to originate a variety of different types of loan products. The Company’s revenues are derived principally from the generation of interest and fees on loans originated and held and, to a lesser extent, from gains and fees related to loans originated for sale and interest and dividends earned on the Company’s investments. Interest rates charged by the Company on loans are affected principally by competitive pressures in the Company’s market, which in turn are affected by general economic conditions, including demand for various types of loans, consumer spending and saving habits, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters and other factors. The Company’s current asset/liability strategy, which includes monitoring and controlling the Company’s exposure to interest rate risk, also impacts loan pricing.
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
GENERAL DEVELOPMENTS DURING MOST RECENT FISCAL YEAR
     The economic downturn which engulfed the United States and world financial services industry during 2008 and the consequences to the U.S. economy is well known and discussed daily in the media. The Bank and, as a result, the Company, have not been immune to the impact of these difficult economic times. Michigan’s rate of unemployment ranks as one of the highest in the country and double digit declines in Michigan’s residential real estate values are the major reasons the Bank saw marked increases in nonperforming loans during 2008. Michigan’s seasonally adjusted rate of unemployment is currently at 12.0% as of February 28, 2009, while St. Clair County’s non-seasonally adjusted unemployment stands at 18.1% and local non-seasonally adjusted unemployment in Port Huron is 24.6%. As a result of this increase in nonperforming loans, the Company charged off $32.1 million in problem loans and increased its provision for potential loan losses to $36.2 million thereby decreasing net income.
     The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. In September 2008, the Federal Housing Finance Agency was named conservator over both the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), two U.S. government sponsored agencies. At the time of this occurrence, the Company held an investment in Freddie Mac preferred stock with a carrying value of $5.0 million, which at the time of purchase carried a AAA rating from the major rating agencies. As a result, of the U.S. government action to place Fannie Mae and Freddie Mac into conservatorship, we wrote down the value of that investment to

$196,000 by taking a charge to earnings in the third quarter of $4,804,000. The investment was sold in the fourth quarter, resulting in a fourth quarter charge to earnings of $173,000. For additional information please see “Managements Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.
     As a result of the Company’s impairment testing on its collateralized mortgage obligation investments (CMO’s), the Company recorded an other-than-temporary impairment charge of $40.0 million in the fourth quarter of 2008. In spite of the Company’s intent and ability to hold these securities until they have recovered their cost basis, and despite investment structures that indicate that a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the impairment would be temporary. Our capital ratios at December 31, 2008 after this other-than-temporary impairment charge, and the goodwill impairment and deferred tax valuation allowance charges discussed below, were reduced to 5.0% for Tier 1 Leverage capital, 6.1% for Tier 1 Risk Based Capital and 7.3% for Total Risk Based Capital leaving the Bank in an undercapitalized position for the Total Capital Ratio and adequately capitalized for the Tier 1 Leverage and Tier 1 Risk Based Ratios in accordance with minimum regulatory capital requirements.
      Higher capital requirements may be implemented if warranted by the particular risk profile of the particular institution. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to a directive of the Company’s Board of Directors (Board Directive) and a subsequent Memorandum of Understanding (MOU) entered into with the banking regulators, higher minimum capital requirements were imposed on the Bank. Under the Board Directive and MOU, the Bank is required to maintain a minimum Tier 1 Risk Based Capital ratio of 8% and a minimum Total Risk-Based Capital ratio of 10%. The Bank did not meet these higher capital requirements at December 31, 2008.
     In early April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Among other provisions, the FSP requires entities to split other-than-temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income (OCI). The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. A cumulative effect adjustment as of the beginning of the period of adoption is required to reclassify the noncredit component of previously recognized other-than-temporary impairment charges from retained earnings to OCI for securities the entity does not intend to sell and it is more likely than not that the entity will not sell the security prior to recovery. The Company plans to adopt the FSP for its first quarter ended March 31, 2009 and, based on its intent to not sell the securities prior to recovery, estimates it will record a cumulative effective adjustment amounting to $21.4 million as of January 1, 2009. The effect of this adjustment will increase our capital ratios to 6.1% for Tier 1 Leverage capital, 7.4% for Tier 1 Risk Based Capital and 8.6% for Total Risk Based Capital returning the Bank to an adequately capitalized position. However, these increased capital ratios continued to be below the higher thresholds committed to by the Board Directive and Memorandum of Understanding (“MOU”) at that time. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Board and management are undertaking corrective action to maintaining the higher imposed capital requirements.
     Due to continued volatility in the credit markets, credit quality deterioration of the Company’s residential and commercial real estate lending portfolios, and decreasing market capitalization to a level below tangible book value, management determined it was necessary to perform an interim goodwill impairment test during the third quarter of 2008. During the third quarter goodwill and other intangibles assets impairment tests, we determined that the goodwill and other intangible assets attributed to the purchase of Metrobank were not impaired. We subsequently performed the impairment tests at December 31, 2008 and determined that goodwill was 100% impaired as of that date, primarily due to the further decrease in our market capitalization during the fourth quarter and the deterioration of the value of the CMO investment portfolio, as discussed above. As a result, the Company recorded a 100% goodwill impairment charge of $9.8 million in the fourth quarter. The other intangible assets were determined not to be impaired.
     Based on the cumulative net loss during the past three years of approximately $47.5 million, management concluded it was necessary to assess the need for, and amount of, a valuation allowance for the Company’s deferred tax assets. Through review of taxable income projections through 2013, it was determined that the Company would not be able to fully realize its deferred tax assets during this time period and therefore placed a valuation allowance on a portion of the deferred tax asset balance as of December 31, 2008. This resulted in a charge to operations of $5,200,000 at December 31, 2008.
MARKET AREA AND COMPETITION
     The Company’s main office is in Port Huron, Michigan, which is in St. Clair County. The Company’s deposit gathering and lending activities, as well as its other primary business operations, are principally concentrated in and around the communities surrounding its 24 locations in St. Clair, Sanilac, Huron, Lapeer, Macomb and Oakland counties, Michigan. The Company closed its Ft. Myers, Florida loan production office in January 2009.
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
The Company’s ability to achieve financial performance and a satisfactory return on investment to shareholders depends in part on our ability to expand our available financial services. Specifically, the Company faces competition for the attraction of deposits and origination of loans in its market areas. The Company’s most direct competition for deposits and loans have historically come from financial institutions operating in the Company’s market areas and, more recently to a larger extent, from other financial service companies, such as brokerage firms, mortgage brokers, credit unions, finance companies, investment advisors and insurance companies. According to the FDIC, there are approximately 37 other deposit financial institutions competing within the Company’s markets. The Company ranks 1st with respect to market share in St. Clair County with 42.0% of the market, 3rd in Sanilac County with 16.9%, 5th in Huron County with 10.0% and 3rd in Lapeer County with 8.9% of the market. The Company has less than 10% of the market share for deposits in our other markets.
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
To be successful, we will continue to adhere to our strategic goals of consistent, well managed and controlled balance sheet growth and the broader diversification of our loan products and loan portfolio. To accomplish this objective, the Company has sought to:
•	Improve and maintain a high level of asset quality

•	Aggressively manage our collection efforts, our nonperforming and other real estate properties and align our already conservative lending policies to current and future economic conditions

•	Diversify our balance sheet through the presentation of new retail products along with opportunities for expansion of wholesale loan and deposit products that are favorable to the Bank

•	Focus on the deployment of human capital

•	Be aware of and review opportunities for expansion of our current branch network

•	Strive for continuous improvement of service and operational efficiencies while eliminating excess operational costs while focusing on optimal customer service, and

•	Rapidly expand our products and service offering to all segments of our customer base.
LENDING ACTIVITIES
General. The Company’s principal lending activity is the origination of mortgage loans for the purchase or refinancing of one- to four-family residential properties. The Company also originates commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of other consumer loans. Currently, the Company originates one- to four-family residential mortgage loans, commercial and multi-family real estate loans, residential construction loans, home equity and lines of credit, commercial loans and a variety of consumer loans.
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
The Company originates fixed-rate, fully-amortizing residential mortgage loans with maturities of 10, 15, 20 and 30 years. The Company’s management establishes loan interest rates based on market conditions, with consideration given to the type of loan and the quality and liquidity of collateral securing the loan. The Company offers mortgage and jumbo fixed rate loans that generally conform to the various standards of our secondary market vendors to whom we sell conforming loans. The Company will underwrite one- to four-family owner-occupied residential mortgage loans in amounts up to 97% of the appraised value of the underlying real estate, although private mortgage insurance will be required on most loans that exceed 80% of the lower of the appraised value or the purchase price of the real estate.
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
     The Company requires properties securing its mortgage loans to be appraised by an approved independent state-licensed appraiser. The Company also requires fire, casualty, title, hazard and, if appropriate, flood insurance to be maintained on most properties securing real estate loans originated by the Company. In an effort to provide financing for low- and moderate-income families, the Company offers Federal Housing Authority and Veterans Administration residential mortgage loans to qualified individuals with adjustable- and fixed-rates of interest and terms of up to 30 years. These loans are secured by one- to four-family residential properties and are underwritten using non-conventional underwriting guidelines.
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
     Most of the commercial and multi-family real estate loans originated by the Company are fully amortizing loans with terms of up to 20 years. Generally, the maximum loan amount the Company permits for such a loan is 80% of the value of the underlying real estate. In reaching its decision on whether to originate a commercial or multi-family real estate loan, the Company considers the net operating income of the property that will secure the loan, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Company will consider the terms of the applicable leases and the quality of the tenants. The Company has stringent underwriting standards that are used to ensure origination of high quality credits. These standards include the review of debt service coverage ratios, borrower credit history, and current financial status, typically acquiring written appraisals prepared by a certified independent appraiser of properties securing commercial or multi-family real estate loans greater than $250,000 and environmental surveys for commercial real estate loans in excess of $1.0 million or where a risk of contamination exists.
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

     Before making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent licensed appraiser and an endorsement from a title company insuring the disbursement amount. The Company also reviews and inspects each property before disbursing funds. Loan proceeds are disbursed in conjunction with the completion of each stage of work. The final 10% of the loan proceeds (i.e., the “holdback”) is generally not disbursed until the construction of the residence is completed.
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
     Home equity lines of credit, as opposed to home equity loans, generally have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum combined (original mortgage plus home equity line of credit) loan-to-value ratio on home equity lines of credit is 80%. A home equity line of credit generally may be drawn down by the borrower over an initial period of 5 years from the date of the loan agreement. During this period, the borrower generally has the option of paying, on a monthly basis, either principal and interest together or only the interest. If the equity line is not renewed, the borrower is generally required to repay the amount outstanding under the line of credit over a term not to exceed 20 years, beginning at the end of this initial 5-year period.
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
Consumer Loans. The Company offers a variety of consumer loans, including automobile loans, recreational vehicle loans, mobile home loans, other secured loans, collateral loans, personal loans and unsecured loans. The Company offers fixed-rate automobile loans with terms of up to 72 months. These loans are offered on a direct basis, meaning the Company makes the loan directly to the consumer purchasing the automobile. The Company will generally make such loans up to 100% of the retail price for new cars and up to 90% of the retail value as stated in the NADA Used Car Guide for used cars. Dealer adds such as credit life and warranties may be added to this calculation. The interest rates the Company offers on these loans depend on the age of the automobile, the customer’s credit score, market conditions and current market interest rates.
     The Company originates automobile loans and recreational vehicle loans through various dealers in its market area from its indirect consumer lending program. This program, while still in existence, was substantially reduced in 2006 as a result of the emergence of Michigan’s current economic climate. This program is primarily offered to those customers or dealers with which the Company has other business relationships. These dealers provide the Company applications made by consumers to finance new and used vehicles sold by their dealerships. The Company has the opportunity to accept or reject each application. Generally, the Company pays a fee, or “dealer reserve,” to the automobile dealer based on the interest rate on the loan. If a loan is paid off or charged off within a specified time period, the dealer forfeits the dealer reserve, and the Company is credited with 100% of the dealer reserve, which it may withhold from the dealer’s account or credit against future payments to the dealer.
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
     The Company relies on advertising, referrals from realtors and customers and personal contact by the Company’s staff to originate loans. The Company does not use loan correspondents or other third parties to originate loans. The Company’s ability to originate adjustable-rate and fixed-rate loans depends upon the relative customer demand for these loans, which is in turn affected by the current and expected future levels of interest rates. Interest rates are in turn affected by a variety of other factors, some of which are mentioned in Item 1A.,“Risk Factors,” of this Report.
     Generally, fixed-rate mortgage loans that conform to the underwriting standards specified by various investors are originated by the Company for sale in the secondary market primarily to Fannie Mae and Freddie Mac (“Investors”) and, to a lesser extent, private investors. The Company generally retains the servicing rights on the loans sold in the secondary market, meaning that the Company receives payments and other collections on these loans and administers these loans in exchange for a servicing or administrative fee. The Company currently has a best efforts contract with a third party under which the Company must use its best efforts to provide the third party with loans for sale. The Company is not required under this contract to replace loans that fail to close for any reason. Additionally, the Company enters into forward contracts with investors under which Investors commit to purchase certain loans from the Company. At December 31, 2008 and 2007, the Company had outstanding forward contracts to sell fixed rate loans of approximately $4.3 million and $4.1 million, respectively. Under these forward contracts, Investors are generally required to purchase these loans in the future from the Company, notwithstanding any change in the market interest rate, as long as specific underwriting requirements are met in making the loans. Sales of most fixed-rate loans are made without recourse to the Company if the borrower defaults.
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
Real Estate Owned. Real estate acquired by the Company as a result of foreclosure and real estate acquired by deed-in-lieu of foreclosure is classified as Real Estate Owned until sold. Under Michigan law, there is generally a six month redemption period (four month period in the State of Florida) with respect to one- to four-family residential properties during which the borrower has the right to repurchase the property. When property is acquired, it is recorded on the Company’s balance sheet at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged either to the allowance for loans losses or recorded in noninterest income after recovery of previously recognized charge-offs. Holding costs and declines in fair value after acquisition of the property result in charges against the Company’s earnings. At December 31, 2008, the Company had approximately $16.9 million in Real Estate Owned and $368,000 of repossessed automobiles and other assets. At December 31, 2008, the Company also reported an additional $3.9 million in Real Estate Owned for former Company owned properties that have been sold with less than a 5% down payment and which were financed by the Company. In accordance with Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate, the Company is accounting for these loans using the “installment sale method” and the balances will remain classified as Real Estate Owned until such time as the purchaser pays down 5% of the loan, at which time the balance will be considered a loan and moved to the real estate loans classification in accordance with accounting principles.
Loan Portfolio Analysis. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts (in thousands) and as a percentage of the portfolio at the dates indicated (prior years have been reclassified to conform to the current year presentation):

	At December 31,
	2008		2007		2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Real estate loans:
Construction (1)	$138,389	9.68%	$165,330	10.74%	$196,711	12.32%
One-to four-family	509,341	35.62%	553,615	35.96%	535,118	33.53%
Commercial	412,077	28.82%	420,079	27.29%	249,015	15.60%
Home equity lines of credit	67,778	4.74%	66,630	4.33%	74,665	4.68%

Total real estate loans	1,127,585	78.87%	1,205,654	78.31%	1,055,509	66.13%
Commercial loans	221,911	15.52%	238,918	15.52%	426,206	26.70%
Consumer loans	80,248	5.61%	94,983	6.17%	114,419	7.17%

Total loans	1,429,744	100.00%	1,539,555	100.00%	1,596,134	100.00%

Less:
Allowance for loan losses	26,473		21,464		14,304
Net deferred loan fees	(49)		(75)		(582)

Net loans	$1,403,320		$1,518,166		$1,582,412

[Continued from above table, first column(s) repeated]

	At December 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
Real estate loans:
Construction (1)	$137,173	9.54%	$61,748	5.14%
One-to four-family	465,739	32.40%	451,110	37.59%
Commercial	271,255	18.87%	293,733	24.47%
Home equity lines of credit	80,038	5.57%	82,530	6.88%

Total real estate loans	954,205	66.39%	889,121	74.08%
Commercial loans	367,641	25.58%	216,676	18.05%
Consumer loans	115,528	8.04%	94,382	7.86%

Total loans	1,437,374	100.00%	1,200,179	100.00%

Less:
Allowance for loan losses	13,546		13,472
Net deferred loan fees	(1,198)		(2,231)

Net loans	$1,425,026		$1,188,938

(1)	Includes commercial construction loans which at December 31, 2008, 2007, 2006, 2005, and 2004 totaled $55.7, $48.1 million, $56.6 million, $57.2 million, and $33.1 million, respectively.
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
     The primary objectives of the Company’s investment portfolio are to provide the liquidity necessary to meet the Company’s day-to-day, cyclical and long-term requirements for funds, to invest funds not currently needed to fulfill loan demands and to provide a flow of dependable earnings with minimum risk associated with potential changes in interest rates or from the concentration of investments in a particular issuer or sector. Investment decisions are based upon the Company’s cash and borrowed funds position; the quality, maturity, stability and earnings of loans; the nature and stability of deposits; and availability of excess capital.
     Under the Company’s current investment policy, its investment portfolio should be composed of investments in marketable obligations in the form of bonds, equity securities, notes or debentures, which are generally salable under ordinary circumstances with reasonable promptness at fair value. Debt securities authorized for investment by the investment policy include U.S. Treasury securities, government agency securities, mortgage-backed securities, collateralized mortgage obligations, corporate debt securities, municipal securities, certificates of deposit, banker’s acceptances, demand obligations, repurchase agreements and commercial paper.
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
Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “available for sale” or “trading securities,” based on management’s intent regarding ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if management has the intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on these securities would be included in current earnings. The Company does not currently use or maintain a trading securities account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity unless the unrealized losses are considered “other-than-temporary.” As discussed in Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report, other-than-temporary impairment analyses are conducted on a quarterly basis if a potential loss-triggering event occurs. The Company recognizes other-than-temporary impairment when it is probable that it will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the security is less than its amortized cost. The other-than-temporary impairment loss is recorded in noninterest income. As further discussed in Note 3 to the Company’s Consolidated Financial Statements under Item 8 of this Report and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company recorded other-than-temporary impairment charges of $4.8 million and $40.0 million in the third and fourth quarters of 2008, respectively.
     The following table sets forth certain information regarding the amortized cost and fair value of the Company’s securities at the dates indicated (in thousands):

	At December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale:
U.S. Treasury securities	$508	$560	$510	$525	$512	$509
U.S. government agency obligations	513	529	10,268	10,272	18,210	18,025
Obligations of state and political subdivisions	8,982	8,753	29,709	29,766	32,158	32,026
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	17,957	18,282	7,520	7,499	2,907	2,855
Other mortgage-backed securities	51,991	46,207	78,110	79,202	—	—
Asset-backed securities	1	1	7	7	12	11
Corporate debt securities	—	—	—	—	4,001	3,948

Total	79,952	74,332	126,124	127,271	57,800	57,374
Equity securities	—	—	5,002	3,250	5,000	4,775

Total securities available for sale	$79,952	$74,332	$131,126	$130,521	$62,800	$62,149

Held to Maturity:
Other mortgage-backed securities	$233,735	$179,160	$—	$—	$—	$—
Asset-backed securities	16,273	13,482	—	—	—	—

Total securities held to maturity	$250,008	$192,642	$—	$—	$—	$—

DEPOSIT AND OTHER ACTIVITIES
Deposit accounts. Nearly all of the Company’s depositors reside in Michigan. The Company offers a wide variety of deposit accounts with a range of interest rates and terms, including savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of the Company’s retail certificate of deposit accounts range from seven days to 6 years. Deposit account terms vary primarily based on minimum deposit balance, early withdrawal penalties, limits on the number of transactions and the interest rate. The Company reviews its deposit mix monthly and its pricing terms weekly. The Company offers a wide range of commercial deposit products and checking accounts to counties, cities, townships and school districts (municipalities) located within the Company’s market areas. At December 31, 2008, the Company had depository arrangements with approximately 99 municipalities. At December 31, 2008, these entities accounted for approximately $116.0 million, or 14.2%, of the Company’s certificates of deposit and $36.8 million, or 12.6%, of the Company’s total demand, NOW and Money Market deposit accounts. Municipal and governmental depository arrangements generally are more sensitive to interest rate changes than other consumer deposit accounts and are typically subject to competitive bidding processes with other financial institutions. Additionally, the balance of these deposit accounts tend to fluctuate more than consumer deposit accounts because of the budgeting and tax collection timing of each particular municipal entity. Accordingly, municipal deposits tend to be more volatile than consumer deposits, and there is no assurance that the Company will be able to maintain its current levels of municipal accounts in future periods.
     The Company believes it is competitive in the interest rates it offers on its commercial deposit account products. The Company determines the rates paid based on a number of factors, including rates paid by competitors, the elasticity of deposit balances in comparison to the rates, the Company’s need for funds and cost of funds, borrowing costs and movements of market interest rates. At the beginning of 2005, the Company began to utilize brokers as a supplemental source of funding our loan growth. The Company utilizes brokered deposits and overnight borrowings as sources of daily funding depending on what funding source is most economical. At December 31, 2008 and 2007, brokered deposits accounted for approximately $353.7 million, or 43.4%, and $150.7 million, or 21.9%, respectively, of total certificates of deposits. Based upon the Company’s current capital ratios, the Company may not issue further Brokered CD’s until the Company returns to a “well capitalized” status. See further discussion in Note 2 to the Company’s Consolidated Financial Statements under Item 8 of this Report and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Liquidity and Capital Resources,” regarding the 2008 increase in brokered deposits and the potential limited access to such deposits in the future.

     The following table summarizes the average balances of deposits (in thousands) and the average rates of interest:

	At December 31,
	2008		2007		2006
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$96,726	0.00%	$95,364	0.00%	$95,121	0.00%
Savings deposits	119,316	1.32	114,046	2.11	111,027	1.54
Interest bearing demand deposits	306,786	1.70	356,441	3.15	364,637	3.01
Time deposits under $100,000	573,238	4.42	283,256	4.64	277,042	4.28
Time deposits $100,000 and over	202,346	3.64	330,251	5.03	292,970	4.67

Total	$1,298,412	3.28%	$1,179,358	4.00%	$1,140,797	3.66%

TRUST SERVICES
     The Company maintains its Asset Management and Trust Department (Trust Department), established in 1999, which provides trust and investment services to individuals, partnerships, corporations and institutions. The Trust Department also acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Trust Department allows the Company to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with the Company’s operating strategy and the possible opportunities that may arise due to our presence in the Oakland County market, the Company will continue to emphasize the growth of its trust service operations in order to grow its assets and to increase fee-based income. The Company has implemented several policies governing the practices and procedures of the Trust Department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest and maintaining impartiality. At December 31, 2008, the Trust Department managed 411 accounts with aggregate assets of $336.6 million, of which the largest relationship totaled $155.0 million, or 46.0%, of the Trust Department’s total assets. Included in these totals are 9 accounts with approximately $7.0 million in assets related to the Company.
PERSONNEL
     As of December 31, 2008, the Company had 369 full-time employees and 30 part-time employees, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.
SUBSIDIARIES
     The Bank owns 100% of the membership interest of the Citizens First Mortgage, LLC, established in 2002. The Company currently conducts its residential mortgage lending activity through Citizens First Mortgage, LLC. Citizens Financial Services, Inc., formerly 525 Riverside Corporation, was established in 1974 as a Michigan-chartered service corporation, and is wholly-owned by the Bank. Citizens Financial Services owns 50% of the membership interests of CFS Title Insurance Agency, LLC. CFS Title Insurance Agency, a Michigan limited liability company, was established in 1998 as a joint venture between the Company and Lawyers Title Insurance Agency, a Virginia corporation, to provide title insurance for customers of the Company. Citizens Financial Services may also in the future offer other personal insurance products through an affiliation arrangement with a third party insurance agency. In addition, Citizens Financial Services owns 100% of CFS Insurance Agency, Inc., d/b/a CFS Financial Services, Inc., which offers mutual funds and insurance products such as annuities. Citizens First Mobile Services, LLC is 100% owned by the Bank. Port Huron CDE, LLC is a limited liability company under the Bank formed to target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities. The Bancorp also owns 100% of Horizon Capital Management. Horizon Capital Management is a registered investment advisor with the state of Michigan. It provides clients with a quantitatively driven small cap offering and a total return global investment model. Lastly, the Bancorp also owns CF1 Investment Fund LLC, a limited liability company formed to target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities.

REGULATION AND SUPERVISION
General
     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is a Michigan-chartered state savings bank and member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Commissioner of the Michigan Office of Financial and Insurance Regulation (“Michigan OFIR”) and/or the FDIC conducts periodic examinations to test the Company’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, which include policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these regulatory requirements and policies, whether by the Office of Thrift Supervision, the FDIC, the Michigan OFIR or the U.S. Congress, could have a material adverse impact on the Company and its operations. Certain regulatory requirements applicable to the Company are referred to below or elsewhere in this Report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies included in this Form 10-K does not purport to be a complete description of these statutes and regulations and their effects on the Company.
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
Michigan Bank Regulation
     Michigan savings banks are regulated and supervised by the Commissioner of the Michigan OFIR. Michigan-chartered savings banks are subject to an examination, not less than once every 18 months, by the Michigan Commissioner either with or without notice. The approval of the Michigan Commissioner is required for certain activities such as for a savings bank to merge with another institution, to reorganize or to undertake other specified activities.
     Certain powers that Michigan-chartered savings banks can exercise under the law are summarized below.
     Business Activities. The activities of state savings banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage. To qualify as a Michigan savings bank, the Bank must meet an asset test, which requires that during 9 of the 12 preceding months, at least 50% of its total assets must have consisted of specified assets, primarily housing loans, mortgage-backed securities, loans for religious, health and nursing home facilities, consumer loans, liquid assets and government obligations. An institution that fails the asset test must notify the Commissioner and may requalify by meeting the test, but if it fails to requalify within the time prescribed by the Commissioner, it must convert to a different charter or liquidate within the time prescribed by the Commissioner. If it does not do so, the Commissioner may appoint a conservator or seek the appointment of a receiver. As of December 31, 2008, the Company met the asset test for a Michigan savings bank. Under federal law, the Company must also meet the qualified thrift lender test discussed below.
Loans to One Borrower. Michigan law provides that a stock savings bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2008, the Company’s regulatory limit on loans to one borrower was $18.0 million or $30.1 million for loans approved by two-thirds of the Board of Directors. If the Michigan Commissioner determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. A number of loans are exempted from these limitations. They include, among others, certain loans on commercial paper, loans to financial institutions and loans secured by bonds, notes and certificates of indebtedness of the United States. At December 31, 2008, the Company did not have any loans with one borrower that exceeded its regulatory limit.
     At December 31, 2008, loans with high LTV ratios were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial)

that required interest only payments as of the balance sheet date and determined that these types of loans were also less than 10% of total loans outstanding at December 31, 2008. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2008 in accordance with FASB Staff Position (FSP) Statement of Position SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.
     Dividends. The Company’s ability to pay dividends on its common stock depends on its receipt of dividends from the Bank. The Bank is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company. Dividends may be paid out of a Michigan savings bank’s net income after deducting all bad debts. A Michigan savings bank may only pay dividends on its common stock if the savings bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus. With the approval of the Michigan Commissioner and by a vote of shareholders owning two-thirds of the stock entitled to vote, a savings bank may increase its capital stock by declaring a stock dividend on the capital stock. A savings bank may pay dividends on its preferred stock without limitation on the rates. Federal law may also affect the ability of a Michigan savings bank to pay dividends. See Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report with respect to the potential limitation of future dividends.
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

     Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal banking authorities take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a total risk-based capital ratio of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets ratio of less than 4% and a Tier 1 capital to average assets (leverage) ratio of less than 4% is considered to be “undercapitalized.” Subject to a narrow exception, the FDIC is required to appoint itself sole receiver or conservator for an institution that is “critically undercapitalized.” A capital restoration plan must be filed with the FDIC within 45 days of the date an institution is on notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
     The Company is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. As previously discussed in the “General Developments During Most Recent Fisal Year” section of this Item 1 and as discussed in “Management’s Discussion and Analysis of Operations and Financial Condition” in Item 7, at December 31, 2008, the Bank is considered “undercapitalized” under minimum regulatory capital guidelines for the Total Risk Based capital measure, and adequately capitalized under the Tier 1 and Leverage measures. This marks a reduction from the Bank’s “adequately capitalized“classification at September 30, 2008 and classification in prior periods as “well capitalized” under regulatory guidelines, which places the bank under the following restrictions:
•	must cease paying dividends;

•	is generally prohibited from paying management fees to a controlling person;

•	must file and implement a capital restoration plan; and

•	cannot accept, renew or roll over any brokered deposit. Effective yield on deposits solicited by the Bank cannot be more than 75 basis points over local market yields for comparable size and maturity deposits.
     As discussed above, the Company plans to adopt FSP FAS 115-2, and FAS 124-2, for its first quarter ended March 31, 2009 and estimates it will record a cumulative effective adjustment to reclassify the noncredit component of previously recognized other-than-temporary impairment charges from retained earnings to OCI, amounting to $21.4 million, as of January 1, 2009, thus increasing its regulatory capital to adequately capitalized under regulatory guidelines, which places the Bank under the following restrictions:
•	cannot normally pay dividends or make capital contributions that would leave it undercapitalized;

•	cannot pay management fees to a controlling person if, after paying the fee, it would be undercapitalized; and

•	cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC. Waived banks are limited on rates they can pay.
     For further discussion regarding the Company’s regulatory capital requirements, see Note 12 to the Consolidated Financial Statements under Item 8 of this Report.
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
     Insurance of Deposit Accounts As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The federal deposit insurance system was overhauled in 2006 as a result of the enactment of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February of 2006. Pursuant to the Reform Act, the FDIC has modified its risk-based assessment system for deposit insurance premiums. Under the new system, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.
     The Reform Act requires the FDIC to establish assessment rates for insured depository institutions at levels that will maintain the DIF at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. The FDIC has adopted a plan to restore the DRR to 1.15% by the end of 2015.

     Under the FDIC’s rate schedule established for the first quarter of 2009, most well-capitalized banks will pay 12 to 14 basis points (calculated as an annual rate against the bank’s deposit base) for deposit insurance premiums. That rate increases to 50 basis points for banks that pose significant supervisory concerns. Premiums are assessed and collected quarterly by the FDIC. The base rate beginning in the second quarter of 2009 is currently expected to be between 12 and 16 basis points for banks in the lowest risk category and 45 basis points for banks in the highest risk category, with potential adjustments based on certain risk factors. FDIC insurance could continue to increase in the future due to continued depletion of the DIF. The FDIC has proposed a one-time assessment on all banks and has indicated future emergency assessments could also be necessary. Whether any such assessment will be imposed and the timing and size of any such assessment are impossible to predict at this time. For more information about the deposit insurance premiums payable by the Bank, see “Noninterest Expense” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
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
     Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company has elected to participate in both guarantee programs but does not have any current plans to issue senior unsecured debt.
Federal Home Loan Bank System
     The Bank is a member of the Federal Home Loan Bank (FHLB) System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLB stock at December 31, 2008 was $31.1 million. The FHLB functions as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLB. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.
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
     Qualified Thrift Lender Test. In order for the Bancorp to be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a qualified thrift lender. To be a qualified thrift lender, it must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. As of December 31, 2008, the Bank met the qualified thrift lender test.
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
FEDERAL AND STATE TAXATION
     General. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including, in particular, the Company’s bad debt reserve, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax laws, regulations and rules applicable to the Company. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. For its 2008 tax year, the Company’s maximum federal income tax rate was 34%.
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
     Federal legislation enacted in 1996 prohibited the use of reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995. Under this legislation, savings institutions also were required to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $5.2 million of the Company’s accumulated bad debt reserves would not be recaptured as taxable income unless the Bank makes a “non-dividend distribution” to the Bancorp as described below.
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
State Taxation
     Michigan State Taxation. The state income tax structure in Michigan has changed significantly and could cause a reduction in our profitability. All significant portions of our business are conducted in Michigan and we are likely to continue to have significant portions of our business in Michigan. During 2006, the Michigan legislature repealed the Single Business Tax (“SBT”) that served as a significant source of revenue for the State and during 2007 enacted the Michigan Business Tax (“MBT”) as its replacement to take effect January 1, 2008. Under the MBT, financial institutions are subject to a 0.235% franchise tax based on net capital. On December 4, 2007, Gov. Jennifer Granholm signed Public Act 145 of 2007, amending the MBT. Following are the changes that affect financial institutions:
•	An MBT Surcharge was added at the rate of 27.7% for tax years ending in 2008, and 23.4% for tax years ending 2009 and later, there is no limit or “cap” on the surcharge for financial institutions; financial institutions authorized to exercise only trust powers are not subject to the surcharge.

•	All goodwill may be subtracted from the MBT base of a financial institution; previously, only goodwill incurred due to transactions after July 1, 2007 was eligible for deduction from the base.

•	The deduction from the MBT base for U.S. and Michigan obligations was changed to one based on an average daily balance of the asset instead of book value at year end.

•	Financial institutions are now eligible to take the MBT compensation credit; for 2008, this credit is computed as .296% of the taxpayer’s compensation in Michigan, subject to limitation; for later years, the rate goes to .30%.

•	On December 27, 2007, HB5125 was signed into law by Gov. Granholm. Under this act, financial institutions now qualify for the MBT renaissance zone credit.
     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax, but it is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

FINANCIAL STATEMENTS
     Although this description of the business of the Company includes some specific financial information, more detailed financial information can be found elsewhere in this Report. See Item 6 for “Selected Financial Data” for the Company. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is included under Item 7. Among other things, Item 7 also includes a table showing average balance sheets for the Company for the year ended December 31, 2008 and two prior years. This table shows, for those periods, the average balances of interest-earning assets and interest-bearing liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and the total dollar amount of interest expense from average interest-earning liabilities and the resulting average yields and costs. In addition, Item 7 contains a table captioned “Rate/Volume Analysis” which shows the effect on the Company’s interest income and interest expense of changes in interest rates and changes in the volumes of interest-earning assets and the volumes of interest-bearing liabilities during the year ended December 31, 2008 compared to the years ended December 31, 2007 and 2006. For the Company’s Consolidated Financial Statements, see Item 8.
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
ITEM 1A. RISK FACTORS
     Unless otherwise noted or the context indicates otherwise, all references in this Item to “we,” “us,” or “our,” refer to the Company and its subsidiaries. An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe affect us are described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or currently deemed immaterial may also impair business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and shareholders could lose all or part of their investment. For information regarding the risks the Company faces with respect to competition, see the discussion in Part I, Item 1 captioned “Market Area and Competition.”
General Credit Risk and Nonperforming Loans
     We face the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance for loan losses would cause our net income to decline and could have a negative impact on our capital and financial position.
     Making loans is an essential element of our business, and there is a risk that customer loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:
•	the duration of the loan;

•	credit risks of a particular borrower;

•	changes in unemployment, economic and industry conditions; and

•	in the case of a collateralized loan, the potential inadequacy of the value of the collateral in the event of default, such as has resulted from the deterioration in commercial and residential real estate values.
     We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of specific reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.
     A significant portion of our loan portfolio is sensitive to real estate values, and declining real estate prices in our markets have resulted in sharp increases in delinquencies and losses on certain segments of our portfolio. Although we do not engage in subprime lending, the related economic issues and the resulting disruption in the secondary market for residential mortgage loans and the reduction in the availability of mortgage credit have contributed to a decline in the real estate markets generally, and certain segments of our loan portfolio, particularly our lot loans, and construction & development loan portfolios, have suffered large increases in delinquencies and losses. Although we have ceased extending lot loans and construction & development loans and are working actively to manage our remaining lot loans and construction & development loan portfolios, we may suffer further losses in this segment if market conditions continue to deteriorate and our efforts to limit losses through workouts of bad loans are unsuccessful. Taken together with the general economic downturn in our key markets, the effects of ongoing mortgage market turbulence, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further reductions in real estate values, further adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations, and profits on sale of mortgage loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers and their ability to repay loans from us. A sustained economic downturn could adversely affect other portions of our loan portfolio.
     There is no precise method of predicting loan losses, and therefore we always face the risk that charge-offs in future periods will exceed our allowance for loan losses or that additional increases in the allowance for loan losses will otherwise be required. Additions to the allowance for loan losses would cause net income to decline in the period(s) in which such additions occur and could also have a material adverse impact on our capital and financial position.
Interest Rate Risk
     While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, we may not be able to economically hedge our interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.
     Our net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates and the levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of noninterest-bearing demand deposits and equity capital.
     Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.
     We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate-sensitive assets and interest rate-sensitive liabilities. We continually review our interest rate risk position and modify our strategies based on projections to minimize the impact of future interest rate changes. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect results of operations and financial performance.
Economic Conditions
     Difficult economic conditions have adversely affected the banking industry and financial markets generally and may significantly affect our business, financial condition, and results of operations.
     Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, changes in interest rates and the money supply and other factors may adversely affect our asset quality, deposit levels, loan demand, and therefore, earnings.

     The capital and credit markets, including fixed income markets, have been experiencing volatility and disruption since August 2007. In some cases the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength. Secondary markets for certain forms of securitized credit have ceased to function.
     Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write downs of asset values by financial institutions. This has also resulted in the write-downs of mortgage-backed and asset-backed securities and other securities and loans. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge offs and provision for credit losses, as well as principal write-downs on loan and investment assets. It is difficult to predict how long these economic conditions will persist, the extent to which they will impact our business, or whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting shortfall of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets, and reduced business activity could materially and adversely affect our business, financial condition, and results of operations.
     As a result of the challenges presented by current economic conditions, we face various risks in connection with these events, including the following:
•	Inability of our borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses.

•	Increased regulation of our industry, including heightened legal standards, and regulatory requirements or expectations in connection with the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) or future legislation. Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities. In addition, compensation restrictions associated with EESA, ARRA, or similar future legislation may affect our ability to attract and retain key management personnel.

•	Possible changes to bankruptcy laws could result in the loss of all or part of our security interest in mortgage loans (so-called “cramdown” provisions) or other foreclosure moratorium laws.

•	Further disruptions in the capital markets or other events including actions by rating agencies and deteriorating investor expectations may result in an inability to borrow at favorable terms or at all from other financial institutions.
If Investment Securities we Own Suffer a Decline in Value Considered to be Other Than Temporary, we May be Required to Record a Significant Charge to Earnings.
The Company evaluates its investment securities that have declined in value to determine whether we believe an impairment is other than temporary. For example, securities may decline in value if the issuer is experiencing difficulties that may jeopardize our ability to recover in a reasonable time the amount we invested. Should we determine that a decline in security value is other than temporary, we are required to record a charge to earnings in our financial statements during the period in which we made that determination. Most susceptible to impairment risk within the Company’s investment portfolio are significant holdings of non-agency collateralized mortgage obligations. Other than temporary impairment testing at December 31, 2008, indicated that the 19 of the Company’s 44 non-agency collateralized mortgage obligations had a discounted cash flow deficiency of approximately $7.5 million, representing estimated credit loss. The estimated fair value, based on level 3 inputs, including a market participant estimated discount rate, indicated a further loss of approximately $32.5 million. In the event of continued worsening economic conditions, and increasing residential mortgage default rates, the Company’s non-agency CMO portfolio could experience additional other than temporary impairment charges to current earnings. In times of economic stress, declines in the value of securities become more prevalent, increasing the likelihood of charges to our earnings.
Failure to Maintain Compliance with Regulatory Standards and Mandates Could Result in Adverse Regulatory Action Against Us and Restrict Certain Activities.
The Bank is party to a Memorandum of Understanding (MOU) with our regulators. The MOU requires, among other things, that we report regularly to the regulators about our operations, financial condition and efforts to mitigate risk. Pursuant to the MOU, the Bank has committed to maintain a minimum Tier 1 Risk Based Capital ratio of 8% and a minimum Total Risk-Based Capital ratio of 10%. The Bank did not meet these higher capital thresholds at December 31, 2008. Management is in process of implementing a plan to achieve these capital levels. There is no assurance, however, that the well capitalized level can be achieved by the Bank, or that, if it is achieved, it can be maintained, if operating results do not improve. A failure to maintain compliance with the terms of the MOU, including the failure to return to and maintain well capitalized status, could result in further adverse regulatory actions and restrictions upon our activities.
We will Likely Need to Raise Additional Capital in the Near Future
Given our recent losses, asset quality issues, and overall financial condition, it is reasonable to assume that we will need to raise additional capital in the near future to provide the Company sufficient capital resources and liquidity to meet our commitments and business needs. We may not be able to raise the necessary capital on favorable terms, or at all. The ongoing liquidity crisis and the loss of confidence in financial institutions will likely serve to only further increase our cost of funding and further limit our access to capital. An inability to raise additional capital on acceptable terms could have a materially adverse effect on our business, financial condition and results of operations.
There Can be no Assurance That Recently Enacted Legislation Will Stabilize the U.S. Financial System.
Beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, the federal government has enacted new laws intended to strengthen and restore confidence in the U.S. financial system. See “Regulation and Supervision” under Item 1 above for additional information regarding these developments. There can be no assurance however as to the actual impact such programs will have on the financial markets, including extreme levels of volatility and limited credit availability currently being experienced. The failure of these and other programs to stabilize the financial markets and a continuation of worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, these statutes are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any such changes will have on the effectiveness of the federal government’s efforts to stabilize the credit markets or on our business, financial condition or results of operations.
The Impact of Recently Enacted Legislation, in Particular the Emergency Economic Stabilization Act Of 2008 and it’s Implementing Regulations, and Actions by the FDIC, Cannot be Predicted at This Time.
The programs established or to be established under the EESA and the Troubled Asset Relief Programs may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC’s TLGP will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher FDIC premiums even if we do not participate in all aspects of the TLGP because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
FDIC Deposit Insurance Assessments Will Increase, Possibly Materially, in the Future
As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. Due to the recent turmoil in the financial system, including the failure of several unaffiliated FDIC-insured depository institutions, the deposit insurance premium assessments paid by all banks will increase. The FDIC has proposed a one-time assessment on all banks and has indicated future emergency assessments could also be necessary whenever the FDIC estimates that the deposit insurance fund will fall to a level that the FDIC Board believes would adversely affect public confidence in the federal deposit insurance system. Such an increase will adversely impact our earnings, perhaps materially.
Our Ability to Attract and Retain Deposits and Other Funding Sources
     If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, our cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.
     The Bank derives liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, the Company has access to financial market borrowing sources on an unsecured, and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks of which the Bank is a member. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources.
Increased Competition
     Increased competition with other financial institutions or an adverse change in our relationship with a number of major customers could reduce our net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If we lend to customers who are less likely to pay in order to maintain historical origination levels, we may not be able to maintain current loan quality levels.
     The Company faces substantial competition in originating commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors have competitive advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could cause a reduction to our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans.
     In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates, which could decrease the deposits that we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.
     We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and governmental organizations which may offer more favorable terms. Some non-bank competitors are not subject to the same extensive regulations that govern banking operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share and adversely affect our earnings and financial condition.
     The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.
External Events Affect on Goodwill and Intangible Assets
     Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, decreasing market capitalization to a level below tangible book value and a decision to change our operations or dispose of an operating unit could have a negative effect on our goodwill or other intangible assets such that we may need to record an impairment charge, which could have a material adverse impact on our results of operations.
     Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are assessed at least annually for impairment, or when impairment indicators are present. After evaluating goodwill and other intangible assets, we may determine that one or both are deemed to be impaired for accounting purposes. Our normal practice is to review these assets for impairment during the fourth quarter of each year. However, due to continued volatility in the credit markets, credit quality deterioration of the Company’s residential and commercial real estate lending portfolios, and decreasing market capitalization to a level below tangible book value, management determined it was necessary to perform an interim goodwill impairment test during the third quarter of 2008. During the third quarter goodwill and other intangibles assets impairment tests, we determined that the goodwill and other intangible assets attributed to the purchase of Metrobank were not impaired. We subsequently performed the impairment tests at December 31, 2008 and determined that goodwill was 100% impaired as of that date, primarily due to the further decrease in our market capitalization during the fourth quarter. As a result, the Company recorded a 100% goodwill impairment charge of $9.8 million in the fourth quarter. The other intangible assets were determined not to be impaired. See Note 2 to the Consolidated Financial Statements under Item 8 of this Report.
The Company May Not Realize Its Deferred Income Tax Assets.
     The realization of our deferred income tax assets is dependent on utilizing taxable income in prior carryback years, generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. A valuation allowance, if needed, reduces deferred tax assets to the amount that is “more likely than not” (i.e., greater than 50%) expected to be realized. As of December 31, 2008, the Company did not believe it was more likely than not that all of its deferred tax assets would be realized and, accordingly, recorded a $5.2 million valuation allowance. Despite the valuation allowance, these assets remain available to offset future taxable income. The valuation allowance may be adjusted as conditions change. In the event that future taxable income does not occur in the manner projected, it could affect the valuation allowance and have a material impact on our financial position and results of operations.
The Company’s Stock Price Can Be Volatile.
     Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated negative variations in quarterly results of operations;

•	Negative recommendations by securities analysts;

•	Poor operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to negative trends, concerns and other issues in the financial services industry;

•	Negative perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Our failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Adverse changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
     General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.
Trading Volume Risks
     Although our common stock is listed for trading on NASDAQ, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.
Our Common Stock May Not Continue To Be Listed On An Exchange.
     Our common stock is listed on The NASDAQ Global Select Market. In order to maintain that listing, we are required to satisfy various minimum financial and market related requirements, including, without limitation, maintaining a $1.00 per share minimum closing bid price for our common stock. In response to current market conditions, NASDAQ has temporarily suspended the enforcement rules requiring the minimum $1.00 closing bid price through April 19, 2009. Our common stock has recently traded below $1.00 per share at closing.
     If the closing bid price of our common stock continues to fail to meet NASDAQ’s minimum closing bid price requirement for at least 30 consecutive trading days after April 19, 2009, or such later date to which NASDAQ may extend its suspension of this requirement, NASDAQ may make a determination to delist our common stock. We may pursue other strategic alternatives to meet the continuing listing standards. Any such delisting or change in listing status could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, and employees.
Our Common Stock Is Not An Insured Deposit.
     Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.
We May Be Adversely Affected By The Soundness Of Other Financial Institutions.
     Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Environmental Risks
     We could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.
     A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on results of operations.
Legal Risks
     From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether customer claims and legal action are legitimate or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Technological Advances
     The financial services industry is undergoing rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better customer service, the effective use of technology increases efficiency and enables financial service institutions to reduce costs. Our future success will depend, in part, upon our ability to address the customer needs by using technology to provide products and services to enhance customer convenience, as well as to create additional operational efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete and, in turn, have a material adverse effect on our financial condition and results of operations.
Changes in Regulation
     Our business may be adversely affected by the highly regulated environment in which we operate. Changes in banking or tax laws, regulations, and regulatory practices at either the federal or state level may adversely affect us, including our ability to offer new products and services, obtain financing, pay dividends from our subsidiaries to our Holding Company, attract deposits, or make loans at satisfactory spreads. Such changes may also result in the imposition of additional costs.
     The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders or holders of subordinated debt. As a savings and loan holding company, we are subject to regulation by the Office of Thrift Supervision. The Bank is subject to regulation by the FDIC and is also subject to regulation by the State of Michigan, Office of Financial and Insurance Regulation. These regulations affect lending practices, capital structure, investment practices, dividend policy and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Certain of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, which industries are also heavily regulated on both a state and federal level. In addition, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. As discussed previously under Part I, Item 1 of this Report captioned “Regulation and Supervision — Federal Regulations — Insurance of Deposit Accounts,” recent changes in the method of evaluating how much each member of the FDIC pays for deposit insurance will adversely affect the Company’s earnings in 2009 and future years. In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. The Gramm-Leach-Bliley Act regarding financial modernization that became effective in November, 1999 removed many of the barriers to the integration of the banking, securities and insurance industries and is likely to increase the competitive pressures upon the Company. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.
     On October 3, 2008, then President Bush signed into law the EESA. The legislation was the result of a proposal by then Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury also announced a program under the EESA pursuant to which it would acquire senior preferred stock and warrants for the purchase of common stock in participating financial institutions (the “TARP Capital Purchase Program”). In addition, on October 14, 2008, the FDIC announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). Other related programs and regulations have also been proposed or are in the process of being implemented either in connection with or pursuant to EESA.
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
Changing Products and Services
     The products and services offered by the banking industry and customer expectations regarding them are subject to change. We attempt to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on financial condition and results of operations.
     From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. We may not achieve initial timetables for the introduction and development of new lines of business and/or new products or services and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on business, results of operations and financial condition.
Dividend Payout Restrictions
     As a savings and loan holding company that conducts substantially all of our operations through our subsidiaries, the ability of our Holding Company to pay dividends, repurchase our shares or to repay our indebtedness depends upon the results of operations of our subsidiaries and their ability to pay dividends to our Holding Company. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.
     The Company is a separate and distinct legal entity from our subsidiaries and it receives substantially all of its revenue from dividends from its subsidiaries. Dividends from subsidiaries are an important source of funds to pay dividends on common stock. Various federal and/or state laws and regulations limit the amount of dividends that our bank subsidiaries and certain non-bank subsidiaries may pay to the Company. In the event its subsidiaries are unable to pay dividends to the Company, it may not be able to service debt, pay obligations or pay dividends on common stock.
     Dividends are subject to determination and declaration by our board of directors, which takes into account many factors including, but not limited to, applicable state and federal regulatory limitations. The Company has suspended quarterly dividends on its common shares. There is no assurance that we will reinstate our dividend payments in the future. For more information regarding regulatory dividend payout restrictions, see the discussion in Part I, Item 1 captioned “Dividends.”
Critical Tax and Accounting Policies
     New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact our results of operations and financial condition.
     Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and various taxing authorities, responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect our reported financial condition and results of operations.
     For information regarding the risks the Company faces with respect to its critical accounting policies, see the discussion in Part II, Item 7, captioned “Critical Accounting Policies”.
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
Internal Controls
     Our controls and procedures may fail or be circumvented which could have a material adverse effect on our business, results of operations and financial condition.
     We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
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

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events
     An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, our level of deposits, and demand for our financial products such as loans and could cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
     High inflation, natural disasters, acts of terrorism, an escalation of hostilities or other international or domestic occurrences, increased unemployment, changes in securities markets and other factors could have a negative impact on the economy of the Upper Midwest regions in which we operate. A sustained economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in our banking subsidiaries and the stability of our deposit funding sources. A sustained economic downturn could also have a significant impact on the demand for our products and services.
     The concentration of our assets and operations in Michigan makes us sensitive to changes in economic, demographic, and regulatory conditions there. The economy in our markets relies heavily on the performance of the manufacturing sector in general and the automobile industry specifically. Declining vehicle production, foreign competition, higher fuel prices, tighter credit availability and continued supply rationalization have contributed to significant job losses in the automotive sector in recent years, and this trend is expected to continue. The current economic downturn in our markets has led to significant deterioration in the quality of our loan portfolio by adversely affecting the ability of our customers to repay loans and reducing the value of the collateral securing loans we have extended. The cumulative effect of these matters on our results of operations and financial condition would likely be adverse and material.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company currently conducts its business through its retail banking center at its main office and headquarters located in Port Huron, Michigan, in addition to 23 other full-service banking offices located in St. Clair, Sanilac, Huron, Macomb, Oakland and Lapeer Counties, Michigan. The Company closed its production office in Ft. Myers, Florida in January 2009. Twenty offices are owned and four offices are leased. All full-service offices have ATM facilities and all but two full-service offices have drive-through facilities. The Company also owns a drive-up banking center and a separate office for its training and operational areas, which are both located near its headquarters. The Company leases three additional operational office spaces near its headquarters, one of which expires in March 2017 and two that operate on a month to month basis. The leases in Oakland County expire as early as December of 2013 and as late as 2014. The Company also owns and operates ATM machines at 9 other locations located in its market area. The spaces for the ATM machines are leased from independent unaffiliated third parties on a year to year basis. Management expects that the Company will purchase and/or lease additional properties to support the future growth and execution of its strategic plan in the future.
ITEM 3. LEGAL PROCEEDINGS
     On March 13, 2007, Citizens Banking Corporation (“CBC”) filed a complaint against the Company, and Citizens First Savings Bank, in the U.S. District Court for the Eastern District of Michigan. CBC alleged in its complaint that the Company’s banking operations in Michigan’s Oakland and Macomb Counties infringed on CBC’s trademark rights in the word “Citizens.” CBC’s complaint asked the Court to issue injunctive relief against the Company, and to award CBC damages, costs and attorneys fees. On January 4, 2008, the Court entered a preliminary injunction restricting the Company’s use of the name “Citizens” in its Oakland County banking operations, pending trial on the merits. On January 22, 2008, the parties agreed to a settlement of all issues in the litigation, under which:
•	The Company’s use of the word “Citizens” in its Oakland County operations would become restricted on July 22, 2008 and entirely prohibited in Oakland County on and after October 14, 2008.

•	All claims for trademark infringement which CBC asserted, or which CBC could have asserted, against Company in this case with respect to its use of the name “Citizens” in the Michigan counties of Macomb, Lapeer, St. Clair, Sanilac and Huron would be dismissed with prejudice.

•	CBC was not awarded damages, attorney fees, or costs.

     The terms of the settlement were effected through a Consent Judgment entered with the Court on March 13, 2008. In compliance with the Consent Judgment, on July 22, 2008 the Company began doing business in Oakland County using the trade name “CF Bancorp,” and on October 22, 2008 the Bank amended its articles of incorporation to change its charter name to “CF Bancorp.” The Company intends to continue doing business in its core markets outside of Oakland County using the Bank’s prior charter name, “Citizens First Savings Bank,” as a trade name. This will permit the Company to both comply with the Consent Judgment and continue to take advantage of the goodwill it has developed in the existing name in those counties that are not affected by the injunctive provisions of the Consent Judgment. As of October 22, 2008, the Company believes it had achieved full compliance with respect to the terms of the Consent Judgment.
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
     The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “CTZN”. As of April 10, 2009, the Company had approximately 928 holders of record. The following table sets forth, for the quarters indicated, the high and low sales price information for the common stock and the dividends paid. In addition to the regulatory limitations on the payment of dividends discussed under Part I, Item 1, above, the Company is also subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding fiscal year.

	Year Ended December 31, 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$5.83	$7.66	$11.29	$14.40
Low	$1.11	$3.64	$6.00	$8.89
Dividends Paid	$—	$—	$0.09	$0.09

	Year Ended December 31, 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$20.13	$22.38	$24.07	$31.14
Low	$12.00	$16.01	$20.30	$22.00
Dividends Paid	$0.09	$0.09	$0.09	$0.09
     On March 28, 2002, Marshall J. Campbell, our Chief Executive Officer, and the Company entered into our Executive Stock Ownership Plan Agreement, pursuant to which Mr. Campbell is entitled to receive deferred compensation units convertible into the Registrant’s common stock. Under this Agreement, as subsequently amended and restated, each vested deferred compensation unit is convertible into one share of common stock of the Company upon Mr. Campbell’s death, retirement, termination of employment with the Company, or if the Agreement is terminated by our Board of Directors on or after the date on which Mr. Campbell’s deferred compensation units become vested, which is January 31, 2012 (or earlier upon Mr. Campbell’s death, disability or certain changes of control). Pursuant to that Agreement, during the year ended December 31, 2008, the Company awarded 1,910 deferred compensation units valued at $8,400 to Mr. Campbell. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the Agreement are complex and the above is only a summary. The full text of the Agreement has been filed as an Exhibit to this Report and should be consulted for full information.
     The Company has entered into deferred fee agreements with certain directors of the Company, under which these directors elected to defer fees paid to them by the Company. Although a director has the right to change or revoke his or her deferral election, the revocation would be effective only for fees deferred for the period beginning with the calendar year after any such revocation. No director has revoked his or her deferral to date. Upon a director’s termination of service with the Board of Directors of the Company, each restricted stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these agreements, the Company awarded 34,077 deferred compensation restricted stock units valued at $181,400 to various members of the

Board during the year ended December 31, 2008. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the agreements are complex and the above is only a summary. The full text of a representative director’s deferred fee agreement previously was filed as an Exhibit with the Securities and Exchange Commission and is listed as an Exhibit to this Report and should be consulted for full information.
     On October 29, 2007, the Company’s Board of Directors announced a new plan to repurchase up to 411,198 shares, or 5% of its outstanding common stock. Under the common stock repurchase plan, the Company may purchase shares of its common stock in the open market at prevailing prices or in privately negotiated transactions from time to time depending upon market conditions and other factors. All share repurchases transacted in the open market are executed within the scope of Rule 10b-18 under the Securities Exchange Act of 1934 which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its shares on the open market. Repurchased shares are held in treasury and may be issued in connection with employee benefits and other general corporate purposes. The following table summarizes the Company’s share repurchase activity for the three months ended December 31, 2008.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Shares Purchased	Share	Programs	Program
10/1/2008 to 10/31/2008	—	—	—	218,098
11/1/2008 to 11/30/2008	—	—	—	218,098
12/1/2008 to 12/31/2008	—	—	—	218,098
Totals	—	—	—	218,098
PERFORMANCE GRAPH
Comparison of Five Year Cumulative Total Return Among Citizens First Bancorp, Inc., SNL Midwest Thrift Index and the Russell
2000 indices:
(Assumes $100 invested on 12/31/03 and reinvestment of dividends)
          The performance graph shown above is not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA

	DECEMBER 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
SELECTED CONSOLIDATED FINANCIAL DATA:
Total assets	$1,960,528	$1,804,404	$1,775,142	$1,654,223	$1,393,364
Cash and cash equivalents	63,464	20,464	24,823	47,591	27,937
Securities available for sale	74,332	130,521	62,149	87,510	93,839
Securities held to maturity	250,008	—	—	—	—
Loans, net	1,403,320	1,518,091	1,582,411	1,425,036	1,192,057
Deposits	1,294,503	1,198,066	1,186,658	1,072,195	933,104
FHLB advances	497,186	384,541	348,914	346,500	232,209
Stockholders’ equity	107,708	170,203	177,314	168,570	162,894
Real estate and other assets owned	21,857	11,190	3,253	1,471	1,032
Total nonperforming assets	112,578	72,208	30,368	23,944	12,676

	YEAR ENDED
	DECEMBER 31,
	2008	2007	2006	2005	2004
Total interest income	$118,055	$117,112	$113,271	$89,089	$69,443
Total interest expense	63,950	64,570	58,440	38,092	25,627

Net interest income	54,105	52,542	54,831	50,997	43,816
Provision for loan losses	36,201	12,342	2,805	2,390	1,555

Net interest income after provision for loan losses	17,904	40,200	52,026	48,607	42,261
Noninterest income (loss) (1)	(35,485)	8,054	5,879	6,378	5,425
Noninterest expense (2)	59,400	46,136	44,299	41,673	35,257

Income (loss) before federal income tax expense (benefit)	(76,981)	2,118	13,606	13,312	12,429
Federal income tax expense (benefit)	(18,553)	248	4,504	4,278	4,200

Net income (loss)	$(58,428)	$1,870	$9,102	$9,034	$8,229

Earnings (loss) per share, basic	(7.29)	0.24	1.14	1.14	1.04
Dividends per share	0.18	0.36	0.36	0.36	0.36

	YEAR
	ENDED
	DECEMBER 31,
	2008	2007	2006	2005	2004
PERFORMANCE RATIOS:
Average yield on interest-earning assets	6.22%	6.92%	6.89%	6.15%	5.64%
Average rate paid on interest-bearing liabilities	3.65	4.28	4.03	3.09	2.46
Average interest rate spread	2.57	2.64	2.86	3.06	3.18
Net interest margin	2.85	3.10	3.34	3.52	3.56
Ratio of interest-earning assets to interest-bearing liabilities	108.28	112.25	113.42	117.45	118.31
Net interest income after provision for loan losses to noninterest expense	30.14	87.13	117.44	116.64	119.87
Noninterest expense as a percent of average assets	2.94	2.57	2.56	2.73	2.67
Return (loss) on average assets	(2.90)	0.10	0.53	0.59	0.62
Return (loss) on average equity	(36.22)	1.05	5.30	5.44	5.13
Ratio of average equity to average assets	8.00	9.90	9.93	10.87	12.15
Dividend payout ratio	—	161.28	33.32	33.75	37.24

	AT OR FOR THE YEAR ENDED
	DECEMBER 31,
	2008	2007	2006	2005	2004
Leverage capital ratio	5.0%	8.4%	8.4%	8.4%	9.7%
Total risk-based capital ratio	7.3	10.6	10.6	10.6	12.8
ASSET QUALITY RATIOS:
Nonperforming loans as a percent of total loans	6.35	3.96	1.67	1.34	0.88
Nonperforming assets as a percent of total assets	5.74	4.00	1.63	1.38	0.84
Allowance for loan losses as a percent of total loans	1.84	1.39	0.93	0.85	1.12
Allowance for loan losses as a percent of nonperforming loans	29.2	35.2	55.7	63.4	126.7
Net loans charged-off to average loans	2.06	0.33	0.13	0.18	0.08
OTHER:
Full service banking centers and loan production offices at end of period	25	25	25	25	20

(1)	See further discussion regarding the 2008 $44.8 million other-than-temporary impairment on securities included in noninterest income, under the captions “Other-Than-Temporary Impairments” and “Noninterest Income” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	See further discussion regarding the 2008 $9.8 million goodwill impairment charge included in noninterest expense, under the caption “Noninterest Expense” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The combined effects of the critical issues involving the mortgage market nationally, Michigan’s economic conditions including a decline in Michigan’s residential real estate values along with the highest rate of unemployment in the nation, are some of the many the reasons the Bank saw continued increases in nonperforming loans during 2008. Michigan’s unemployment is currently 12.0% as of February 28, 2009, St. Clair County’s unemployment stands at 18.1% and local unemployment in Port Huron is 24.6%. As a result, the Company substantially increased its provision for loan losses to $36.2 million in 2008, compared to $12.3 million in 2007 and $2.8 million in 2006.
     As discussed in more detail later in this section, the Company recorded (1) other-than-temporary impairment losses totaling $44.8 million on its investment securities, (2) a $23.9 million increase in the provision for loan losses compared to 2007, (3) a $9.8 million, or 100%, impairment loss on its goodwill and (4) a $5.2 million valuation allowance on its deferred tax assets.
     The combination of the above charges contributed to a 2008 net loss of $58.9 million compared to net income of $1.9 million in 2007 and $9.1 million in 2006.
CRITICAL ACCOUNTING POLICIES
     Management has established various accounting policies that govern how accounting principles generally accepted in the United States of America are used to prepare the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements under Item 8 of this Report. Certain accounting policies require management to make estimates and assumptions about matters that are highly uncertain and as to which different estimates and assumptions would have a material impact on the carrying value of certain of the Company’s assets and liabilities, on the Company’s net income and on the Company’s overall financial condition and results of operations. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly as a result of these estimates and assumptions. Management believes that the Company’s “critical accounting policies” relate to the Company’s valuation of securities, allowance for loan losses, valuation of its mortgage servicing rights, goodwill and intangibles and accounting for income taxes. These policies are described in more detail below.
VALUATION OF INVESTMENT SECURITIES. Securities are evaluated to determine whether a decline in their value below amortized cost is other-than-temporary. Management and the Asset/Liability Committee systematically evaluate securities for other-than-temporary declines in market value on a quarterly basis. Management utilizes criteria such as the magnitude and duration of the decline, trends of the respective indices, historical rate patterns and their relation to the expected rates, in addition to the reasons underlying the decline, and, for debt securities, external credit ratings and recent downgrades, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to its fair value, forming a new cost basis for the investment, and a corresponding charge to earnings is recognized through noninterest income. For additional information about the valuation of securities, see Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
ALLOWANCE FOR LOAN LOSSES. The Company recognizes that losses will be experienced from originating loans and that the risk of loss will vary with, among other factors, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. To reflect the perceived risk associated with the Company’s loan portfolio, the Company maintains an allowance for loan losses to absorb potential losses from loans in its loan portfolio. As losses are estimated to have occurred, management establishes a provision for loan losses, which is charged directly against earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is assured. Subsequent recoveries, if any, are credited to the allowance. In general, the Company reviews the allowance for loan losses on a monthly basis and establishes a provision based on actual and estimated losses inherent in the portfolio.
     Potential Significant Impact on Financial Statements and Condition. The level of the allowance for loan losses is important to the portrayal of the Company’s financial condition and results of operations. Although management believes that it uses the best information available to establish the allowance for loan losses, the determination of what the allowance should be requires management to make difficult and subjective judgments about which estimates and assumptions to use, and no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company. Actual results may differ materially from these estimates and assumptions, resulting in a direct impact on the Company’s allowance for loan losses and requiring changes in the allowance. Nevertheless, management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, because the estimates and assumptions underlying the Company’s allowance for loan losses are inherently uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could have a material adverse effect on the Company’s net income, its financial condition and results of operations. For additional information about the allowance for loan losses, see Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
VALUATION OF MORTGAGE SERVICING RIGHTS. The Company routinely sells its originated residential mortgage loans to investors, mainly Freddie Mac and Fannie Mae. Although the Company sells the mortgage loans, it frequently retains the servicing rights, or the rights to collect payments and otherwise service these loans, for an administrative or servicing fee. The mortgage loans that the Company services for others are not included as assets in the Company’s consolidated balance sheet. Loans serviced for others were approximately $824.8 million and $759.7 million at December 31, 2008 and December 31, 2007, respectively.
     The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the Company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company performs a valuation of its mortgage servicing rights with the assistance of an independent third party. The valuation of the mortgage servicing rights is based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms, interest rates and recent prepayment experience, as well as current market interest rate levels, market forecasts and other economic conditions. Based upon the valuation of the Company’s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.
     The balances of the Company ‘s capitalized mortgage servicing rights, net of valuation allowance, included in the Company’s other assets at December 31, 2008 and December 31, 2007 were $5.4 million and $4.7 million, respectively. The fair values of the Company’s mortgage servicing rights were determined using annual constant prepayment speeds of 14.14% and 14.11%, and discount rates of 8.00% and 9.00%, at December 31, 2008 and December 31, 2007, respectively. (Constant prepayment speeds are a statistical measure of the historical or expected prepayment of principal on a mortgage.) Different estimates of the prepayment speeds and discount rates or different assumptions could have a material impact on the value of the mortgage servicing rights and, therefore, on the Company’s valuation allowance. For further discussion of the Company’s valuation allowance and valuation of mortgage servicing rights, including a table setting forth the valuation allowances established by management with regard to the Company ‘s mortgage servicing rights for the most recent three years, see Note 6 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is generated by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step 1 compares the fair value of the reporting unit (the Company is deemed to be comprised of a single reporting unit for financial reporting purpose) with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure (step 2) must be performed. Step 2 compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its fair value. For other intangible assets, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. The tests for impairment of goodwill and other intangible assets require the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill and other intangible asset impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. For a further discussion of the Company’s goodwill and intangibles, please refer to Notes 1 and 2 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
ACCOUNTING FOR INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, as interpreted by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), resulting in two components of income tax expense, current and deferred. Income taxes are discussed in more detail in Note 9 to the Company’s Consolidated Financial Statements under Item 8 of this Report. Accrued income taxes represent the net estimated amount currently due to or to be received from taxing authorities. In estimating accrued income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for financial reporting purposes and on our tax return. Deferred tax assets are periodically assessed for recoverability. The Company records a valuation allowance if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected taxable income is not achieved due to various factors such as unfavorable business conditions. If projected taxable income is not expected to be achieved, the Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns.
     It is the Company’s policy to evaluate the realizability of deferred tax assets related to unrealized losses on held to maturity and available for sale debt securities separately from its other deferred tax assets when it has the intent and ability to hold the security to maturity, in the case of a held to maturity security, or the intent and ability to hold the security to recovery (maturity, if necessary), in the case of an available for sale security. Because the future taxable income implicit in the recovery of the basis of these debt securities for financial reporting purposes will offset the deductions underlying the deferred tax asset, a valuation allowance would generally not be necessary, even in cases where a valuation allowance might be necessary related to the Company’s other deferred tax assets. Should an other-than-temporary impairment of a debt security be incurred, current accounting guidance requires that the related charge be recorded in earnings for the difference between the security’s amortized cost and its fair value, which could exceed the Company’s estimate of the actual credit loss based on its assumptions regarding future cash flows related to the security. In that case, the Company’s policy is to record a deferred tax asset, without a valuation allowance, for the tax effects of the difference between the estimated credit loss and the fair value of the security.
     Deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities are adjusted when the expected date of the future event is revised based upon current information. The Company may record a liability for unrecognized tax benefits related to uncertain tax positions taken on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. Interest and penalties, to the extent applicable, are recorded in income tax expense.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2008 AND 2007
TOTAL ASSETS. Total assets increased $156.1 million, or 8.7%, to $1.961 billion at December 31, 2008 from $1.804 billion at December 31, 2007, primarily due to purchases of held to maturity non-agency CMOs of $301.9 million, using borrowed funds, and an increase in cash and cash equivalents of $43.0 million as the Company increased cash on hand and liquidity. These increases were partially offset by decreases in the following areas:
•	a $63.2 million net decrease in securities available for sale and securities held to maturity, due primarily to maturities and sales from the portfolio as well as a $44.8 million write down in value due to other than temporary impairments in the securities portfolio, and

•	a $114.8 million, or 7.6%, decrease in loans as the current economic conditions have resulted in a smaller pool of qualified borrowers, and the Bank has continued to sell seasoned mortgages in its portfolio to Fannie Mae and Freddie Mac. As noted in the below section titled “Quality of Assets” the Bank charged off loan balances totaling $31.2 million in 2008.
     The increase in investments held to maturity during 2008 was entirely made up of ‘AAA’ rated non-agency collateralized mortgage obligations which were purchased at a discount, diversified geographically throughout the country, carried an average coupon of 5.85%, with weighted average credit scores in excess of 700. Given the Company’s concentration of lending in the State of Michigan and specifically in southeastern Michigan, the Asset/Liability Committee determined these investments provide valuable diversification and a premium return as compared to retail lending rates. However, since acquisition date and up to December 31, 2008, $68.9 million, or 27.5%, of the carrying amount of the securities held to maturity portfolio had been downgraded by the major rating agencies to levels still considered investment grade. In addition, another $170.2 million, or 68.1%, of the carrying amount of the securities held to maturity portfolio had been downgraded to sub-investment grade levels though December 31, 2008. As of March 26, 2009, all $250.0 million of the Company’s held to maturity investments have been downgraded to below ‘AAA’, of which $226.4 million, or 90.6%, have been downgraded to sub-investment grade levels. Similar security types within the available for sale securities portfolio have also experienced major rating agency downgrades. Since acquisition date and up to December 31, 2008, $8.5 million, or 16.4%, of the carrying amount of the Company’s available for sale non-agency collateralized mortgage obligations portfolio had been downgraded to levels still considered investment grade, while $32.1 million, or 61.7%, had been downgraded to sub-investment grade levels. As of March 26, 2009, $49.1 million of the carrying amount of the Company’s available for sale investments in this asset class have been downgraded to below ‘AAA’, of which $37.6 million, or 72.3%, have been downgraded to sub-investment grade levels. These downgrades have occurred as a result of the continued increase in delinquency levels impacting the residential real estate markets nationally and, more specifically as delinquency levels are impacting the underlying collateral of the specific securities receiving downgrades. The major rating agencies will continue to review these residential real estate collateralized investment types and could possibly apply further downgrades to these and other investments within the Company’s investment portfolio. Reference is made to the “Other-Than-Temporary Impairments” (OTTI) section that follows as well as Note 3 to the Company’s Consolidated Financial Statements under Item 8 of this Report for additional information regarding the Company’s analysis and review for possible other than temporary impairment (OTTI) relating to these securities. This OTTI analysis will continue to be performed on a quarterly basis. Considering the above described downgrades and the sensitivity of the various assumptions used in the Company’s OTTI analysis model, there is a continued risk that more of the Company’s collateralized mortgage obligations will experience an OTTI charge in future periods.
OTHER-THAN-TEMPORARY IMPAIRMENTS. The Company assesses its ability to hold any fixed maturity security in an unrealized loss position to its recovery, including fixed maturity securities classified as available for sale, at each balance sheet date. The decision to sell any such fixed maturity security classified as available for sale reflects management judgment that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative investments carrying comparable risks. With respect to distressed securities, the sale decision reflects management’s assessment that the risk-discounted eventual recovery is less than the value achievable on sale.
     Management evaluates its investments for impairments in valuation as well as credit. Determination that a security has incurred an other-than-temporary decline in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near term prospects and all relevant facts and circumstances. However, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values in determination of impairment.
     Once an investment security has been determined to be other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous fair value and recorded as a charge to earnings.
     Freddie Mac Preferred Stock Impairment. At September 30, 2008, the Bancorp, parent company of the Bank, recognized an other-than temporary impairment charge of $4.8 million on its holding of a Freddie Mac preferred equity security position included in securities available for sale. As of June 30, 2008, the Freddie Mac preferred equity security holding represented $5.0 million, or 1.3%, of the total amortized cost of the Company’s investment securities portfolio and $2.9 million, or 0.8%, of the fair value of the Company’s investment securities portfolio. Subsequent to June 30, 2008, Freddie Mac, along with Fannie Mae, recognized substantial mortgage related losses in connection with their primary business activities. As a result of these occurrences, the fair value of Fannie Mae and Freddie Mac preferred equity securities experienced significant losses, including the position held by the Bancorp.
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
     Results of the above actions, along with uncertainty in the market place regarding the future value of the preferred stock of Fannie Mae and Freddie Mac, resulted in materially significant decreases in market values of these securities. The prospect for future fair value improvements of Fannie Mae and Freddie Mac preferred equity securities remains unclear today.
     At September 30, 2008, as a result of the above noted occurrences, the Company recorded a an OTTI charge on its holding of the Freddie Mac preferred stock equity position, in a pre-tax amount of $4.8 million. Under a provision of the Emergency Economic Stabilization Act (EESA), signed into law on October 3, 2008, banks that experienced losses on their investments in Fannie Mae or Freddie Mac preferred shares are allowed to deduct their losses as ordinary losses for tax purposes. The bill provides that for purposes of the Internal Revenue Code of 1986, gain or loss from the sale or exchange of any “applicable preferred stock” will be treated as ordinary income or loss. “Applicable preferred stock” means preferred stock in Fannie Mae or Freddie Mac that was held on September 6, 2008, or was sold or exchanged on or after January 1, 2008, and before September 7, 2008. The Company had held its Freddie Mac preferred security position since March 2001 and had held it continuously, without interruption, through the reporting period ended September 30, 2008. However, as EESA was not signed into law until October 3, 2008, the resulting $1.6 million tax benefit to result from the Freddie Mac preferred security impairment charge was not reflected in the third quarter 2008 financial statements. Instead, the $1.6 million tax loss benefit was reflected in the fourth quarter 2008. The Company subsequently sold this security in the fourth quarter and recorded an additional loss of $173,000.
     Non-Agency Collateralized Mortgage Obligations. During the quarter ended September 30, 2008, the Company performed OTTI testing on $114.9 million, or 46%, of the carrying amount of its non-agency collateralized mortgage obligations within the available for sale and held to maturity portfolios. The holdings tested were identified as a result of increased delinquency and foreclosure levels, as well as deteriorating liquidation values on the repossessed collateral of the underlying mortgage loans collateralizing these holdings. As a result of the depressed credit and collateral value conditions, the major rating agencies applied investment rating downgrades to the identified holdings to levels below ‘AAA’, bringing into question full recovery of the Company’s invested principal in the identified holdings. Testing for principal impairment involved utilization of Intex, a market-standard cash flow model, to detail the specific cash flow structure and collateral make-up of each position. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. In actual testing, credit default rates, loss severities on collateral liquidation, voluntary prepayment speeds and other relevant credit characteristics, specific to each security tested, were conservatively measured as inputs to the Intex cash flow model. Results of the cash flow testing did not indicate principal impairment to any of the securities tested as of September 30, 2008. While results of the cash flow modeling did not conclude with any identified impairment to the amortized cost of the securities tested, there were two securities which were indicated to be very close to impairment as of September 30, 2008.

     As indicated above, subsequent to September 30, 2008, additional non-agency collateralized mortgage obligation securities held by the Company were further downgraded by the major rating agencies. These downgrades occurred as a result of continued increases in delinquency and foreclosure levels, as well as deteriorating liquidation values on the repossessed collateral of the specific securities receiving downgrades. Considering the above described downgrades through and subsequent to December 31, 2008, and the sensitivity of the various assumptions used in the Company’s OTTI analysis model, the Company performed OTTI testing on 100% of its non-agency collateralized mortgage obligations as of December 31, 2008.
     As a result of its OTTI testing, the Company recorded an OTTI charge of $40.0 million in the fourth quarter of 2008. In spite of the Company’s intent and ability to hold these securities until they have recovered their cost basis, and despite investment structures that indicate that a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the impairment would be temporary.
     As discussed in Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report, in early April 2009, the FASB issued FSP FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Among other provisions, the FSP requires entities to split OTTI charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income (OCI). This requirement pertains to both securities held to maturity and securities available for sale. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. A cumulative effect adjustment as of the beginning of the period of adoption is required to reclassify the noncredit component of previously recognized OTTI charges from retained earnings to OCI for securities the entity does not intend to sell and it is more likely than not that the entity will not sell the security prior to recovery. The Company plans to adopt the FSP for its first quarter ended March 31, 2009 and, based on its intent to not sell the securities prior to recovery, estimates it will record a cumulative effective adjustment amounting to $21.4 million as of January 1, 2009.
LOANS. The Company’s net loans to assets ratio at December 31, 2008 was 71.6% compared to 84.1% at December 31, 2007, as a result of the $114.8 million decrease in net loans. The decrease in loans was a result of the Company’s operating strategy of controlled balance sheet growth along with the general slowdown in the overall economy and consisted primarily of:
•	a $43.7 million, or 7.9%, decrease in one-to four-family loans to $510.9 million, and

•	a $26.9 million, or 16.3%, decrease in residential construction loans to $138.4 million.
     The decrease in one-to four-family loans was primarily the result of sales of portfolio loans to Fannie Mae and Freddie Mac. In addition, new loan originations in all loan categories were greatly reduced due to the current economic conditions. We expect lending activity to continue at reduced levels during 2009 as a result of the current rate environment and the general economic conditions in the State of Michigan, which are the worse seen in over 25 years.
GOODWILL. Due to continued volatility in the credit markets, credit quality deterioration of the Company’s residential and commercial real estate lending portfolios, and decreasing market capitalization to a level below tangible book value, management determined that the goodwill attributed to the purchase of Metrobank was 100% impaired as of December 31, 2008. As a result, the Company recorded a 100% goodwill impairment charge of $9.8 million in the fourth quarter of 2008. See Note 2 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
TOTAL LIABILITIES. Total liabilities increased $219 million, or 13.4%, to $1.853 billion at December 31, 2008 from $1.634 billion at December 31, 2007. The increase was primarily due to the following:
•	a $112.6 million, or 29.3%, increase in Federal Home Loan Bank advances to $497.2 million at December 31, 2008,

•	Federal Reserve borrowings of $50.0 million at December 31, 2008 compared to no outstanding borrowings at December 31, 2007, and

•	an increase in deposits of $96.4 million, or 8.0%, to $1.295 billion at December 31, 2008 from $1.198 billion at December 31, 2007.
     The overall increased borrowings and deposits were primarily invested in investment securities, in particular the non-agency collateralized mortgage obligations discussed above. While our deposits have grown during 2008, we expect continued intense competition for deposit share in our Macomb and Oakland County markets. As part of our strategic plan, we believe we have a tremendous amount of opportunity to increase the number of products per household.
     The increase in the certificates of deposit accounts (i.e., time deposits) were primarily due to an increase of $202.9 million, or 134.6%, in brokered deposits to $353.6 million at December 31, 2008, from $150.7 million at December 31, 2007. These deposits had an average rate of 4.85% and an average life of 5.2 years as of December 31, 2008. $195.8 million of the brokered CD’s are callable at the option of the Bank generally after 3 months, and quarterly thereafter. The increase in brokered deposits was offset by a decrease of $75.5 million, or 14.1%, of retail certificates of deposits. The Company approaches these types of customers with a disciplined focus on rates, service and quality of our products and thus allowed the customers’ accounts to mature without renewal.
     The increase in brokered CD deposits at December 31, 2008, as compared to December 31, 2007, was also partially offset by a decrease in money market deposits of $17.0 million, or 16.0%, and a decrease of $4.5 million, or 5.0%, in noninterest DDA’s. The Company believes the decrease in these deposit categories was due to the customers withdrawing the funds for general purposes.
QUALITY OF ASSETS. The Company ceases accruing interest on residential mortgages secured by real estate and consumer loans when principal or interest payments are delinquent 90 days or more. Commercial loans that are 90 days or more past due are reviewed by the Special Asset team to determine whether they will be classified as nonperforming. These team members review various factors which include, but are not limited to, the timing of the maturity of the loan in relation to the ability to collect, whether the loan is deemed to be well secured, whether the loan is in the process of collection, and the favorable results of the analysis of customer financial data. A nonperforming loan will only be re-classified as a performing loan once the loan becomes current.
The following table provides information at the dates indicated regarding the Company’s nonperforming loans, real estate and other assets owned and performing restructured loans (in thousands). Nonperforming restructured loans are reported in their respective nonperforming categories:

	At December 31,
	2008	2007	2006	2005	2004
Nonperforming loans:
Real estate	$68,193	$56,098	$23,579	$19,589	$8,286
Commercial	22,016	4,613	2,781	2,522	2,365
Consumer	512	307	755	362	993

Total	90,721	61,018	27,115	22,473	11,644
Real estate and other assets owned	21,857	11,190	3,253	1,471	1,032

Total nonperforming assets	112,578	72,208	30,368	23,944	12,676
Performing restructured loans	5,719	9,285	—	—	—

Total nonperforming assets and performing restructured loans	$118,297	$81,493	$30,368	$23,944	$12,676

Total nonperforming loans as a percentage of total loans	6.35%	3.96%	1.67%	1.56%	0.97%
Total nonperforming assets and performing restructured loans as a percentage of total assets	6.03%	4.52%	1.71%	1.45%	0.91%

     The following table sets forth loans 90 days past due and accruing interest (in thousands):

	At December 31,
	2008	2007	2006	2005	2004
Real estate loans:
One- to four-family	—	$142	$27	$197	$658
Commercial and multi-family	$352	3,845	526	8	728
Residential construction	—	1,027	—	498	—
Home equity and line of credit	—	370	—	—	—
Commercial loans	2,744	1,443	932	756	896
Consumer loans	—	54	15	—	—

Total	$3,096	$6,881	$1,500	$1,459	$2,282

Accruing loans 90 days past due to total loans	0.22%	0.45%	0.10%	0.10%	0.19%

     Interest income that would have been recorded for the year ended December 31, 2008, had nonperforming loans performed according to their original terms amounted to approximately $6,408,000. Interest income related to these loans included in interest income for the year ended December 31, 2008, was approximately $1,897,000.
     Nonperforming loans were 6.4% of total loans at December 31, 2008, compared to 4.0% at December 31, 2007. The increase was $29.7 million, or 48.7%, to $90.7 million at December 31, 2008 from $61.1 million at December 31, 2007. The increases in the real estate, consumer and commercial nonperforming assets categories at December 31, 2008 are primarily due to an overall weakening of economic conditions experienced in the State of Michigan. The Company believes that it has adequate procedures in place to mitigate the risks of a declining market. Based on management’s analysis of its nonperforming loan portfolio, there are no large loan relationships with any one borrower that would lead management to assess nonperforming loans differently. See the LOANS section of Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report for more information.
     Nonperforming assets, which includes nonperforming loans and real estate and other assets owned by the Company after foreclosure, increased $40.4 million, or 55.9%, to $112.6 million, or 5.7% of total assets, at December 31, 2008, as compared to $72.2 million, or 4.0% of total assets, at December 31, 2007. This increase in nonperforming assets was due to the increase in nonperforming loans as described above along with an increase of $10.7 million, or 95.3%, in real estate and other assets owned. Other Real Estate increased as a result of foreclosures on past due real estate loans. The allowance for loan losses increased to $26.5 million at December 31, 2008, or 1.84%, of total loans and 29.2% of nonperforming loans at December 31, 2008, as compared to $21.5 million, or 1.39% of total loans and 35.2% of nonperforming loans at December 31, 2007. The upward trend in the allowance for loan losses to total loans is a result of the additional provision expense recorded during the year and the increase in non-performing and past due loans as well as management’s analysis of the adequacy of the allowance for loan losses. Net charge-offs increased to $31.2 million for the year ended December 31, 2008 from $5.2 million for the year ended December 31, 2007. These nonperforming assets are regularly monitored, have been under the management of our experienced special asset team and have workout plans which are in place to mitigate future potential losses.
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

The following table presents an analysis of the Company’s allowance for loan losses (in thousands):

	Year Ended
	December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses, beginning of period	$21,464	$14,304	$13,546	$13,472	$11,664
Acquired in acquisition	—	—	—	—	1,135
Charged-off loans:
Real estate	(23,235)	(2,508)	(187)	(367)	(132)
Commercial	(7,141)	(1,638)	(687)	(369)	(270)
Consumer	(1,735)	(1,740)	(1,478)	(1,873)	(1,057)

Total charged-off loans	(32,111)	(5,886)	(2,352)	(2,609)	(1,459)
Recoveries on loans previously charged-off:
Real estate	501	65	32	20	138
Commercial	135	219	4	—	167
Consumer	283	420	269	273	272

Total recoveries	919	704	305	293	577

Net loans charged-off	(31,192)	(5,182)	(2,047)	(2,316)	(882)
Provision for loan losses	36,201	12,342	2,805	2,390	1,555

Allowance for loan losses, end of period	$26,473	$21,464	$14,304	$13,546	$13,472

Net loans charged-off to average interest-earning loans	2.06%	0.33%	0.34%	0.18%	0.08%
Allowance for loan losses to total loans	1.84%	1.39%	0.90%	0.94%	1.12%
Allowance for loan losses to nonperforming loans	29.18%	35.18%	52.75%	60.28%	115.70%
Net loans charged-off to allowance for loan losses	117.83%	24.14%	14.31%	17.10%	6.55%
Recoveries to charged-off loans	2.86%	11.96%	12.97%	11.23%	39.55%
     The following table presents the approximate allocation of the allowance for loan losses (in thousands) by loan category at the dates indicated. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

	At December 31,
	2008			2007			2006
		% of			% of			% of
		Allowance			Allowance			Allowance
		in each			in each			in each
		Category	%		Category	%		Category	%
		to Total	of Total		to Total	of Total		to Total	of Total
	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans
Real estate	$11,873	0.83%	78.97%	$13,338	0.87%	74.34%	$6,697	0.42%	75.76%
Commercial	11,210	0.78%	15.50%	4,331	0.28%	19.99%	2,955	0.19%	17.53%
Consumer	2,765	0.19%	5.53%	3,785	0.25%	5.67%	4,396	0.28%	6.71%
Unallocated	625	0.04%	0.00%	10	0.00%	0.00%	256	0.02%	0.00%

Total allowance for loan losses	$26,473	1.84%	100.00%	$21,464	1.39%	100.00%	$14,304	0.90%	100.00%

[Continued from above table, first column(s) repeated]

	At December 31,
	2005			2004
		% of			% of
		Allowance			Allowance
		in each			in each
		Category	Percent		Category	Percent
		to Total	of Total		to Total	of Total
	Amount	Loans	Loans	Amount	Loans	Loans
Real estate	$5,952	0.41%	73.60%	$6,270	0.52%	74.08%
Commercial	2,855	0.20%	18.85%	2,983	0.25%	18.41%
Consumer	4,536	0.32%	7.54%	3,689	0.31%	7.51%
Unallocated	203	0.01%	0.00%	530	0.04%	0.00%

Total allowance for loan losses	$13,546	0.94%	100.00%	$13,472	1.12%	100.00%

STOCKHOLDERS’ EQUITY. Stockholders’ equity decreased $62.5 million to $107.7 million at December 31, 2008 from $170.2 million at December 31, 2007, primarily as a result of net losses of $58.9 million. These losses include the aforementioned charges for other than temporary impairments of $44.8 million related to investment securities and the $9.8 million impairment of goodwill. As discussed above, the Company plans to adopt FSP FAS 115-2, and FAS 124-2, for its first quarter ended March 31, 2009 and estimates it will record a cumulative effective adjustment to reclassify the noncredit component of previously recognized OTTI charges from retained earnings to OCI, amounting to $21.4 million, as of January 1, 2009, thereby increasing its regulatory capital level. For further discussion regarding the Company’s regulatory capital requirements, see the “Regulatory Capital Requirements” caption in the “Liquidity and Capital Resourses” section below and Note 12 to the Consolidated Financial Statements under Item 8 of this Report. Stockholders equity also included a $698,000 increase in unearned compensation for the ESOP and deferred compensation plans and a $3.2 million increase in unrealized losses, net of tax, on securities available for sale, offset by the payment of dividends in the amount of $1.5 million.
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

	Year Ended December 31,
	2008			2007			2006
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans (1)	$1,512,308	$92,266	6.10%	$1,584,317	$111,795	7.06%	$1,542,079	$108,833	7.06%
Certificates of deposits	600	16	2.73	287	15	5.23	20	2	5.00
Investment securities (2)	341,439	24,177	7.08	85,468	4,256	4.98	79,644	3,420	4.29
FHLB Stock	29,757	1,376	4.62	20,521	920	4.48	19,241	892	4.64
Federal funds sold	11,722	214	1.83	2,860	121	4.23	1,952	91	4.66
Interest earning deposits	951	22	2.27	114	5	4.39	1,025	33	3.22

Total interest earning assets	1,896,777	118,071	6.22	1,693,567	117,112	6.92	1,643,961	113,271	6.89

Noninterest earning assets	120,322			102,284			87,805

Total assets	$2,017,099			$1,795,851			$1,731,766

INTEREST BEARING LIABILITIES:

Deposits:
NOW	$83,812	$276	0.33%	$83,182	$665	0.80%	$88,101	$604	0.69%
Money market	222,974	4,936	2.21	273,259	10,555	3.86	276,536	10,352	3.74
Savings	119,316	1,569	1.32	114,046	2,405	2.11	111,027	1,708	1.54
Certificates of deposit	775,584	32,675	4.21	613,507	29,767	4.85	570,012	25,900	4.54

Total interest bearing deposits	1,201,686	39,456	3.28	1,083,994	43,392	4.00	1,045,676	38,564	3.69
Federal funds purchased	1,549	62	3.99	33,772	1,901	5.63	64,404	3,447	5.35
FHLB advances	539,455	24,416	4.53	390,926	19,277	4.93	339,320	16,429	4.84
Federal reserve borrowings	9,030	16	0.18	—	—	—	—	—	—

Total interest bearing liabilities	1,751,720	63,950	3.65	1,508,692	64,570	4.28	1,449,400	58,440	4.03

Noninterest bearing deposits	96,726			95,364			95,121
Other noninterest bearing liabilities	7,361			13,949			15,353

Total liabilities	1,855,807			1,618,005			1,559,874
Equity	161,292			177,846			171,892

Total liabilities and equity	$2,017,099			$1,795,851			$1,731,766

Net interest-earning assets	$145,057			$184,875			$194,581

Net interest income		$54,121			$52,542			$54,831

Interest rate spread (3)			2.57%			2.64%			2.86%
Net interest margin as a percentage of interest-earning assets (4)			2.85%			3.10%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities			108.28%			112.25%			113.42%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Compared to			Compared to
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
INTEREST EARNING ASSETS:
Loans	$(5,084)	$(14,445)	$(19,529)	$2,982	$(20)	$2,962
Certificates of deposits	16	(15)	1	13	—	13
Investment securities	12,746	7,175	19,921	250	586	836
FHLB stock	414	42	456	59	(31)	28
Federal funds sold	375	(282)	93	42	(12)	30
Interest earning deposits	37	(20)	17	(29)	1	(28)

Total interest earning assets	8,504	(7,545)	959	3,317	524	3,841

INTEREST BEARING LIABILITIES:
Deposits:
NOW	5	(394)	(389)	(34)	95	61
Money market	(1,942)	(3,676)	(5,619)	(123)	326	203
Savings	111	(947)	(836)	46	651	697
Certificates of deposit	7,864	(4,956)	2,908	1,976	1,891	3,867

Total interest bearing deposits	6,038	(9,973)	(3,936)	1,865	2,963	4,828
Federal funds purchased	(1,814)	(25)	(1,839)	(1,639)	93	(1,546)
Borrowings	7,324	(2,169)	5,155	2,499	349	2,848

Total interest bearing liabilities	11,548	(12,167)	(620)	2,725	3,405	6,130

Increase (decrease) in net interest income	$(3,044)	$4,622	$1,579	$592	$(2,881)	$(2,289)

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED 2008 AND 2007
NET INCOME. The net loss reported for 2008 of $58.9 million was primarily related to the aforementioned charges for other-than-temporary impairments of investment securities of $44.8 million and the goodwill impairment charge of $9.8 million as well a $23.9 million increase in the provision for loan losses and a $5.2 million valuation allowance related to the Company’s deferred tax assets. As discussed above, the Company plans to adopt FSP FAS 115-2, and FAS 124-2, for its first quarter ended March 31, 2009 and estimates it will record a cumulative effective adjustment to reclassify the noncredit component of previously recognized OTTI charges from retained earnings to OCI, amounting to $21.4 million, as of January 1, 2009. The provision for loan losses increased to $36.2 million for the year ended December 31, 2008 from $12.3 million for the year ended December 31, 2007. This increase was necessary due to the significant increase in nonperforming loans and to restore the allowance for loan losses to an appropriate level after recording net loan charge offs totaling $31.2 million during 2008 compared to $5.2 million for 2007. Total charge-offs increased by $26.2 million from the year ended December 31, 2007. This resulted in a decrease in net interest income after the provision for loan losses of $22.3 million, or 55.5%.
     Noninterest income (loss) decreased from income of $8.1 million in 2007 to a loss of $35.5 million in 2008 primarily due to the other-than-temporary impairments on securities of $44.8 million. Noninterest expense increased by $13.3 million, or 28.8%, to $59.4 million for the year ended December 31, 2008 from $46.1 million for the same period in 2007. This increase was primarily related to the aforementioned one-time charge for goodwill impairment of $9.8 million, and nonperforming asset losses and expenses.

NET INTEREST INCOME. Net interest income, before provision for loan loss, increased by $1.6 million to $54.1 million for the year ended December 31, 2008, from $52.5 million for the year ended December 31, 2007. The increase was primarily due to increases in the average outstanding balance of, and interest rates on, investment securities which more than offset reductions in the average outstanding balances of, and interest rates on, loans. The increase in investment securities, primarily a result of the $301.9 million purchase of non-agency collateralized mortgage obligations which carry a higher yield, was funded by increases in Federal Home Loan Bank advances. Loans decreased during 2008 for the reasons discussed in the “Loans” caption above and the prime rate fell by 4.0% during 2008, putting further pressure on interest income. As such, on a combined basis, total interest income increased $1.0 million, or 0.8%, to $118.1 million for the year ended December 31, 2008, from $117.1 million for the year ended December 31, 2007. The falling interest rate environment and the increase in nonperforming loans generated lower yields in both loans and investments, other than the non-agency collateralized mortgage obligations. However, volume growth in the investment portfolio, contributed to the rise in interest income.
     The increase in interest income was offset by a $.6 million, or 1.0%, decrease in interest expense, primarily due to decreased offering rates on interest-bearing deposit accounts in an effort to maintain interest margin. Similar to 2007, our asset growth surpassed our growth in core deposits during 2008 and therefore, as anticipated, our borrowings and brokered deposits increased to fund this growth. We do not expect this trend to continue throughout 2009 based on our expectations of growth, current economic conditions and the competitive markets in which the Company operates. A majority of the decrease in core deposits was in noninterest DDA accounts, savings deposits and money market accounts.
     As we continue to move into new markets to expand our market share, we expect interest expense on deposits to continue to increase. The Company operates in highly competitive markets, however, based on management’s analysis, we believe that these markets provide greater and more lucrative opportunities within which to execute our strategic plan. We believe the Macomb, Lapeer and Oakland County markets are experiencing positive economic growth based on census data. Our net interest margin fell by 25 basis points from 3.10% to 2.85% from December 31, 2007 to December 31, 2008, respectively, primarily due to the decrease in the yield paid for interest-bearing liabilities outpacing the decrease in yield earned for interest-earning assets.
PROVISION FOR LOAN LOSSES. The provision for loan losses increased to $36.2 million for the year ended December 31, 2008 from $12.3 million for the year ended December 31, 2007. The provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the allowance for loan losses, current and forecasted economic conditions in the regional markets where we conduct business and historical charge off rates in the overall loan portfolio. In order to accurately depict the actual loss inherent in a loan relationship, a determination is made by reviewing a nonperforming loan for collateral sufficiency. This entails utilizing any relevant appraisal values and discounting said values for market deterioration, time value of liquidation period, and liquidation costs. Standard discount factors are applied to maintain consistency and reflect current market and economic conditions. The resulting discounted values are reviewed, and adjusted if necessary, each quarter. Those factors are 10% for liquidation expense (6% broker commission and 4% other) and a selling period of 2 years for builder direct (speculative) homes and 4 years for vacant land, discounted at current interest rates. These factors are consistent with best estimates of current market conditions and within acceptable regulatory parameters.
     The provision for loan losses increased as a result of an increase in nonperforming loans to 6.35% of the total loan portfolio from 3.96%. The combined effects of the critical issues involving the mortgage and lending markets nationally, Michigan’s economic conditions including a decline in Michigan’s residential real estate values along with the highest rate of unemployment in the nation, impacted the Company’s performance in the third and fourth quarters and are the reasons for the increase in our nonperforming loans. Michigan’s February 2009 unemployment is currently at 12.0%, St. Clair County’s unemployment stands at 18.1% and local unemployment in Port Huron is 29.6%. With respect to these factors, an additional provision was recorded to strengthen the allowance for potential loan losses, thereby increasing the allowance from 1.38% of total loans to 1.84% of total loans at December 31, 2008, based upon our detailed analysis of the allowance for loan losses performed at December 31, 2008. The allowance for loan losses as a percentage of nonperforming loans decreased from 39.3% at December 31, 2007 to 29.0% at December 31, 2008 as a result of the increase in nonperforming loans compared to the increase in the allowance for loan losses. The allowance for loan loss analysis includes potential losses in the loan portfolio which could be realized depending on future changes in market conditions. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at December 31, 2008.
     The Company’s construction and development portfolio is approximately $138.4 million, or 9.7% of total loans. The Company’s residential mortgages and builder direct loans were valued properly at the time of origination in accordance with the Company’s conservative loan policies. In 2006, the Company began significantly reducing concentrations in the construction and development portfolio. The builder direct portion of that portfolio is now equal to 1.2% of the total loan portfolio. For the purpose of reducing our concentration of risk, the Company has and plans to continue to dramatically reduce overall investment in the construction and development portfolio. The Company has implemented creative and aggressive programs in the residential mortgage and construction and development portfolios designed to limit our credit risk and to assist our customers that have been affected by the economic conditions in Michigan and who face the potential of losing their home without the assistance of the Company.

     Management considers its allowance for loan losses to be one of its critical accounting policies. Management reviews the allowance for loan losses on a monthly basis and establishes a provision based on actual and estimated losses in the portfolio. Because the estimates and assumptions underlying the Company’s allowance for loan losses are uncertain, different estimates and assumptions could require a material increase in the allowance for loan losses. Any material increase in the allowance for loan losses could also have a material adverse effect on the Company’s net income and results of operations. The following table sets forth information regarding delinquent and nonaccrual assets (in thousands):
For the Period Ending
December 31, 2008

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
Construction	$138,389	$6,970	$30,147
One-to four-family	509,341	28,922	25,199
Commercial	412,077	3,076	8,986
Home equity lines of credit	67,778	1,335	3,509

Total real estate loans	1,127,585	40,303	67,841
Commercial loans	221,911	4,399	19,272
Consumer loans	80,248	3,726	512

Total loans	$1,429,744	$48,428	$87,625

For the Period Ending
December 31, 2007

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
Construction	$165,330	$8,724	$30,786
One-to four-family	553,615	27,850	15,725
Commercial	420,079	10,154	3,276
Home equity lines of credit	66,630	3,869	926

Total real estate loans	1,205,654	50,597	50,713
Commercial loans	238,918	7,047	3,169
Consumer loans	94,983	3,682	254

Total loans	$1,539,555	$61,326	$54,136

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
     Service charges and other fees decreased by $338,000, or 9.7%, to $3.2 million from $3.5 million during the years ended December 31, 2008 and December 31, 2007, respectively. The decrease in service charges and other fees was primarily the result of decreased fees on investment products as the economic conditions reduced security transactions. Mortgage banking activities increased by 940,000, or 39.4%, to $3.3 million for the year ended December 31, 2008 from $2.4 million at December 31, 2007, primarily due to an unprecedented decrease in mortgage rates. This resulted in a substantial increase in mortgage loan activity in the fourth quarter of 2008 due to refinance activity. Trust fee income was relatively unchanged at $1.45 million for the year ended December 31, 2008. While trust activity remained steady in 2008, the market value of trust assets, which constitutes the basis for a significant amount of trust fees decreased to $337 million at December 2008 from $403 million at December 2007, as a result of the downturn in securities markets during 2008. Reference is made to the aforementioned charges regarding the $44.8 million other-then-temporary impairments on securities. During the first quarter of 2008, the Company sold one security held to maturity on a nonrecurring basis. For further discussion regarding this sale, see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

NONINTEREST EXPENSE. Noninterest expense increased by $9.9 million, or 21.9%, to $55.2 million for the year ended December 31, 2008 from $45.2 million for the year ended December 31, 2007. The increase in noninterest expense was primarily due to the aforementioned one-time goodwill impairment charge of $9.8 million. This was partially offset by a $1.8 million decrease in compensation and benefits expense as the Company reduced staffing levels by approximately 10% during the year and implemented changes in its benefits structure which further reduced costs during the year. Management expects these changes will provide additional benefit in 2009. Advertising expenses were reduced by $745,000 to $727,000 for the year ended December 31, 2008 from $1,452,000 for 2007 as management reduced advertising in the face of the weakening economy, particularly in lending. Professional fees increased by a modest 3.9%, or $174,000, to $4.6 million for the year ended December 31, 2008 from $4.4 million in 2007 due to other consulting services utilized for regulatory and profit planning assistance. Other nonperforming asset costs increased to $6.5 million in 2008 from $1.3 million in 2007 primarily due to losses on sale of other real estate and holding losses on other real estate.
INCOME TAXES. The calculated federal income taxes benefit for the year ended December 31, 2008 was $23.8 million, based on pre-tax losses of $77.0 million. A deferred tax valuation of $5.2 million reduced the benefit to $18.1 million for the year. This compares to federal tax expense of $248,000 for the year ended December 31, 2007. The effective tax rates for 2008 and 2007 were (23.5)% and 11.7%, respectively. For further discussion regarding the deferred tax valuation allowance and reconciliation from expected to actual income tax expense (benefit) for 2008 and 2007, see Note 9 to the Consolidated Financial Statements in Item 8 of this Report.
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
     PROVISION FOR LOAN LOSSES. The provisions for loan losses for December 31, 2006 and December 31, 2007 were $2.8 million and $12.3 million respectively, or an increase of 340.0%. The provision for loan losses increased by $9.5 million for the year ended December 31, 2007 compared to December 31, 2006 as a result of an increase in nonperforming loans from 1.61% of the total loan portfolio to 3.5%. The combined effects of the critical issues involving the mortgage market nationally, Michigan’s economic conditions including a decline in Michigan’s residential real estate values along with the high rate of unemployment, impacted the Company’s performance in the third and fourth quarters and are the reasons for the increase in our nonperforming loans. With respect to these factors, an additional provision was recorded to strengthen the allowance for potential loan losses, thereby increasing the allowance from .90% of total loans to 1.38% of total loans based upon our detailed analysis of the allowance for loan losses performed at December 31, 2007. The allowance for loan losses as a percentage of nonperforming loans decreased from 55.7% at December 31, 2006 to 39.3% at December 31, 2007 as a result of the increase in nonperforming loans compared to the increase in the allowance for loan losses. The allowance for loan loss analysis includes potential losses in the loan portfolio which could be realized depending on future changes in market conditions.

NONINTEREST INCOME. Service charges and other fees increased by $933,000, or 36.4%, from $2.6 million to $3.5 million during the years ended December 31, 2006 and December 31, 2007. The increase in service charges and other fees is a result of our efforts to enhance our available products to customers and revising our service charges on value added products over the last several months. Mortgage banking activities increased by 244,000, or 11.4%, from $2.1 million to $2.4 million during the years ended December 31, 2006 and December 31, 2007, respectively, primarily due to recognition of approximately $138,000 of gains related to a $51.4 million loan securitization during 2007. The increase in mortgage banking activities without the $51.4 million loan securitization in 2007 was $106,000, or 4.9%, for the year ended December 31, 2007. Trust fee income increased by $150,000, or 11.4%, from $1.3 million to $1.5 million for the years ended December 31, 2006 and December 31, 2007, respectively, as a result of growth in market value of trust assets from $284 million at December 2006 to $403 million at December 2007.
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
INCOME TAXES. Federal income taxes for the year ended December 31, 2007 were $248,000, a decrease of $4.3 million, or 94.5%, from $4.5 million for the year ended December 31, 2006. The effective tax rates for 2007 and 2006 were 11.7% and 33.1%, respectively. The decrease in the effective tax rate is primarily a result of a level amount of non taxable interest income representing a larger portion of income tax expense in 2007 due to lower earnings.
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
USES OF FUNDS. The primary investing activities of the Company are the origination of loans to be held for investment, the purchase and sale of securities and capital expenditures. Investment security purchases during the year ended December 31, 2008 increased as the Company purchased approximately $301.9 million in pools of investment grade whole loans that were purchased at a discount, diversified throughout the country, carried an average coupon rate of 5.85%, and have credit scores above 700. The Asset/Liability Committee will review these purchases and monitor their performance since, as previously discussed, the Company recorded other-than-temporary impairments on certain of these securities during 2008. The Company primarily uses its funds for the following:
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
At December 31, 2008, the Company had outstanding unfunded commitments to originate loans or to refinance existing loans of $233.0 million, of which $73.9 million had fixed interest rates. These loans are generally to be secured by properties located in the Company’s market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through cash and cash equivalents, sales of loans, sales and maturities of securities and FHLB and Federal Reserve borrowings. In addition, certificates of deposit that are scheduled to mature in one year or less from December 31, 2008 total $357.0 million. To the extent that the Company needs to fund maturing certificates of deposit, they will also be funded through cash and cash equivalents, increased deposits, sales of loans and sales and maturities of securities, FHLB borrowings and FRB Borrowings. Based on past experience, however, management believes that a significant portion of these certificates of deposit will remain with the Company. The following table indicates the Company’s aggregate contractual obligations and commitments (in thousands) at December 31, 2008.

	Payments Due by Period
	Less than	1 to 3	4 to 5	After 5
Contractual Obligations	1 Year	Years	Years	Years	Total
Deposits without a stated maturity (1)	$479,577	—	—	—	$479,577
Time deposits (2)	359,124	$160,043	$113,045	$182,714	814,926
FHLB advances (3)	155,827	142,074	107,588	91,697	497,186
Federal Reserve borrowings	50,000	—	—	—	50,000
ESOP loan	648	1,466	1,726	3,174	7,014
Purchase obligations (4)	185	—	—	—	185
Noncancelable leases	1,053	1,552	1,285	1,002	4,892

Total	$1,046,414	$305,135	$223,644	$278,587	$1,853,780

	Expiration by Period
	Less than	1 to 3	4 to 5	After 5
Other Commitments	1 Year	Years	Years	Years	Total
Letters of credit	$19,304	$609	—	—	$19,913
Commitments to extend credit	146,795	37,761	$19,919	$8,534	213,009

Total	$166,099	$38,370	$19,919	$8,534	$232,922

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable-rate obligations. Interest was calculated using a weighted average yield based on the type of time deposit at December 31, 2008. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could have a material impact on the contractual amounts to be paid.

(3)	Includes interest on both fixed and variable-rate FHLB advances. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2008. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could have a material impact on the contractual amounts to be paid.

(4)	Purchase obligations include capital expenditures as we continue to enhance our network to accommodate expansion and growth.
     In addition to the financial commitments discussed above, the Company paid dividends in the first and second quarters of 2008. In light of the economy and the Company net loss, the Company did not pay dividends in the third and fourth quarters. While the Company intends to pay dividends in the future, any determination regarding the timing and amount of future dividends, if any, is at the discretion of the Company’s board and depends upon the Company’s results of operations, financial condition, cash requirements, future business prospects, general business conditions and other factors that the Board of Directors may deem relevant. For information regarding certain regulatory restrictions on the payment of dividends, see Note 12 to the Company’s Consolidated Financial Statements under Item 8 of this Report.

     The Company also has implemented a share repurchase program, the operation of which is not expected to have any significant impact on the Company’s liquidity. For more information on the Company’s stock repurchase programs, see Note 15 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
     SOURCES OF FUNDS. The Company’s primary sources of funds consist of deposits, loan repayments, payments of interest on loans, proceeds from the sale of loans originated for sale, maturities and sales of investment securities and borrowings from the FHLB, FRB or correspondent banks, cash on hand and cash on deposit. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments, and mortgage loan originations and sales are greatly influenced by general interest rates, economic conditions and competition. The Company’s most liquid assets are cash and due from depository institutions as well as securities maturing in one year or less. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and deposits in other depository institutions totaled $63.4 million and securities available for sale totaled $74.3 million. During 2008, the Company increased it offering of brokered CD’s issued in the national markets by approximately $203.1 million for a total of $353.7 million at December 31, 2008 from $150.6 million at December 31, 2007. The CD’s have terms from 3 years to 10 years with an average life of 7.5 years. Approximately $195 million of the CD’s are callable quarterly at the option of the Bank.
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

	At December 31, 2008
		Commercial
	One- to	and		Home Equity
	Four-Family	Multi-Family	Residential	and Lines			Total
	Real estate	Real estate	Construction	of Credit	Commercial	Consumer	Loans
Amounts due in:
One year or less	$6,441	$122,136	$52,070	$12,738	$123,056	$7,049	$323,490
One year to five years	32,913	222,951	24,316	54,087	83,370	15,516	433,153
More than five years	469,987	66,990	62,003	953	15,485	57,683	673,101

Total amount due	$509,341	$412,077	$138,389	$67,778	$221,911	$80,248	$1,429,744

     Scheduled contractual principal repayments of loans do not reflect the actual lives of most loans. The average life of a loan generally is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans usually give the Company the right to declare loans immediately due and payable under certain circumstances, including, for example, if the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market interest rates are substantially higher than interest rates on existing mortgage loans and, conversely, tends to decrease when interest rates on existing mortgage loans are substantially higher than current mortgage loan market interest rates. Current mortgage loan market interest rates are somewhat higher than rates on existing mortgage loans in the Company’s portfolio, which suggests that the average lives of our portfolio and serviced mortgage loans may be lower than might otherwise have been expected in previous years.
     The Company also originates residential mortgage loans conforming to Freddie Mac guidelines generally for sale in the secondary market. The proceeds of these sales provide the Company with funds for both additional lending and liquidity to meet its current obligations. The Company sold $180.8 million and $183.1 million of residential mortgage loans during the periods ended December 31, 2008 and 2007, respectively. The following table sets forth the dollar amount of loans contractually due after December 31, 2008, and whether such loans have fixed interest rates or adjustable interest rates (in thousands)):

	Due After December 31, 2008
	Fixed	Adjustable	Total
Real estate loans:
One- to four-family	$3,626	$2,815	$6,441
Commercial and multi-family	64,048	58,088	122,136
Residential construction	22,799	29,271	52,070
Home equity and lines of credit	132	12,606	12,738

Total real estate loans	90,605	102,780	193,385
Commercial loans	52,745	70,311	123,056
Consumer loans	2,058	4,991	7,049

Total loans	$145,408	$178,082	$323,490

     The following table sets forth the maturities and weighted average yields of the Company’s securities at December 31, 2008 (in thousands):

	At December 31, 2008
	Due within		Due in One Year		Due in Five Years
	One Year		to Five Years		to Ten Years
		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield
Available for sale:
U.S. Treasury securities	—	—	$559	4.88%	—	—
U.S. government agency obligations	—	—	21	5.33%	$433	4.53%
Obligations of state and political subdivisions	$495	3.43%	2,540	3.89%	2,883	4.20%
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	—	—	—	—	—	—
Other Mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	1	8.78%	—	—	—	—

Total securities available for sale at fair value	$496	3.44%	$3,120	4.08%	$3,316	4.24%

Held to maturity:
Other mortgage-backed securities:	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—

Total securities held to maturity at fair value	$—	—	$—	—	$—	—

[Continued from above table, first column(s) repeated]

	At December 31, 2008
	Due in		Mortgage-backed
	More than Ten Years		and Equity	Total
		Weighted			Weighted
	Fair	Average	Fair	Fair	Average
	Value	Yield	Value	Value	Yield
Available for sale:
U.S. Treasury securities	—	—	—	$559	4.88%
U.S. government agency obligations	$76	4.41%	—	530	4.54%
Obligations of state and political subdivisions	2,835	4.86%	—	8,753	4.28%
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	—	—	18,282	18,282	4.81%
Other Mortgage-backed securities	—	—	46,207	46,207	5.66%
Asset-backed securities	—	—	—	1	8.78%

Total securities available for sale at fair value	$2,911	4.85%	$64,489	$74,332	5.27%

Held to maturity:
Other mortgage-backed securities:	—	—	$179,160	$179,160	5.89%
Asset-backed securities	—	—	13,482	13,482	5.42%

Total securities held to maturity at fair value	$—	—	$192,642	$192,642	5.86%

     Weighted average yield data for municipal securities is not presented on a tax equivalent basis..
Deposit and Financing Activities. Financing activities consist primarily of activity in deposit accounts, FHLB advances and Federal Reserve borrowings, payment of dividends to the Company’s shareholders and repurchase of the Company’s stock pursuant to various common stock repurchase programs approved by the Company’s Board of Directors. Deposits are the major external source of funds for the Company’s lending and other investment activities. The Company experienced a net increase in total deposits of $96.4 million for the year ended December 31, 2008 compared to a net increase in total deposits of $11.4 million for the year ended December 31, 2007. Deposit flows are affected by market interest rates, the interest rates and products offered by the Company and its competitors and other factors. The Company generally manages the pricing of its deposits to be competitive with other local banks and to increase core deposit relationships. Occasionally, the Company offers promotional rates on certain deposit products in order to attract deposits.
     The table below shows the amount of time certificates of deposit issued in amounts of $100,000 or more, by time remaining until maturity, which were outstanding at December 31, 2008 (in thousands):

Three months or less	$50,511
Over 3 through 6 months	46,659
Over 6 through 12 months	33,733
Over 12 months	32,800

Total	$163,703

     The Company may use overnight federal funds purchased from member correspondent banks, and borrowings from the Federal Home Loan Bank of Indianapolis (FHLB) and Federal Reserve Bank of Chicago (FRB) to compensate for any reductions in the availability of funds from other sources and to supplement its supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances are collateralized by mortgage loans and investment securities under a specific collateral agreement. Borrowings from the FRB are collateralized by loans and investment securities under a specific collateral agreement. The Company has the ability to borrow a total of approximately $748.9 million, consisting of $497.1 million from the FHLB and $251.8 million from the FRB, of which $497.1 million and $50.0 million were outstanding respectively at December 31, 2008, respectively. The Company experienced a net increase in total deposits of $96.4 million for the year ended December 31, 2008, made up primarily of a $203.0 million increase in brokered certificates of deposit and a $75.5 million decrease in retail deposit balances. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. Certificates of deposit that are scheduled to mature in one year or less as of December 31, 2008 totaled $357.0 million, and management believes, based on past experience, that a significant portion of those deposits will remain with the Bank. However, based on market difficulties in generating retail deposit growth, management expects that wholesale funding source balances will increase in subsequent periods, depending on which borrowing opportunity makes the most economic sense after analyzing maturity and repricing data and balancing interest rate risk.
     The following table presents certain information regarding the Company’s FHLB advances and federal funds purchases at or for the periods ended on the dates indicated (in thousands):

	Year ended
	December 31,
	2008	2007	2006
FHLB advances
Average balance outstanding	$539,455	$390,926	$339,320
Maximum amount outstanding at any month-end during the period	621,728	440,277	358,299
Balance outstanding at end of period	497,186	384,541	348,914
Weighted average interest rate during the period	4.53%	4.93%	4.84%
Weighted average interest rate at end of period	4.23%	4.84%	4.82%

Federal funds purchased
Average balance outstanding	$1,549	$33,772	$64,404
Maximum amount outstanding at any month-end during the period	5,251	67,224	107,531
Balance outstanding at end of period	—	42,564	51,095
Weighted average interest rate during the period	3.99%	5.63%	5.35%
Weighted average interest rate at end of period	—	4.00%	5.04%

Federal Reserve Bank borrowings
Average balance outstanding	$9,030	$—	$—
Maximum amount outstanding at any month-end during the period	50,000	—	—
Balance outstanding at end of period	50,000	—	—
Weighted average interest rate during the period	0.18%	—	—
Weighted average interest rate at end of period	0.84%	—	—
For more information regarding FHLB advances, FRB Borrowings and federal funds purchased, please see Note 8 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
     REGULATORY CAPITAL REQUIREMENTS. The Company and Bank are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, the Bank is considered “undercapitalized” under regulatory guidelines for the Total Risk Based Capital measure, and adequately capitalized under the Tier 1 and Leverage measures in accordance with minimum regulatory capital requirements. Higher capital requirements may be implemented if warranted by the particular risk profile of the particular institution. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to a directive of the Company’s Board of Directors (Board Directive) and a subsequent Memorandum of Understanding (MOU) entered into with the banking regulators, the Bank has committed to maintain a minimum Tier 1 Risk Based Capital ratio of 8% and a minimum Total Risk-Based Capital ratio of 10%. The Bank did not meet these higher capital thresholds at December 31, 2008.
     As discussed above, the Company plans to adopt FSP FAS 115-2, and FAS 124-2, for its first quarter ended March 31, 2009 and estimates it will record a cumulative effect adjustment to reclassify the noncredit component of previously recognized OTTI charges from retained earnings to OCI, amounting to $21.4 million, as of January 1, 2009, thus increasing it regulatory capital level. However, these increased capital ratios continued to be below the higher thresholds committed to by the Board Directive and MOU at that time. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Board and management are undertaking corrective action to maintaining the higher imposed capital requirements. For further discussion regarding the Company’s regulatory capital requirements, see Note 12 to the Consolidated Financial Statements under Item 8 of this Report.
NEW ACCOUNTING STANDARDS. There were several new accounting standards which were issued or became effective in 2008, in addition to some which have later effective dates. Those that are applicable to the Company are discussed in Note 1 to the Company’s Consolidated Financial Statements under Item 8 of this Report.
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
     The Company has an Asset/Liability Management Committee that is responsible for accomplishing the principal objectives of interest rate risk management. The Committee regularly reviews the Company’s guidelines and strategies affecting the Company’s asset/liability management related activities to determine if they are adequate based on estimated market risk sensitivity, policy limits set by the Company’s Board and overall market interest rate levels and trends. The Committee is composed of members of management and regularly meets to review the Company’s asset/liability mix. It also reports trends, interest rate risk position and results of current interest rate risk management strategies and recommends any changes to strategies to the Board of Directors quarterly. In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and the sale of longer-term, fixed-rate loans; (2) emphasizing shorter-term consumer loans; (3) maintaining a high quality portfolio of short-to intermediate-term securities and (4) using FHLB advances, FRB Borrowings and other borrowings to better structure the maturities of its interest rate sensitive liabilities.
     Adverse market interest rate changes between the time that a customer receives a rate-lock commitment on a mortgage and when the fully funded mortgage loan is sold to an investor can erode the value of that mortgage. The Company enters into forward sales contracts in order to mitigate this particular interest rate risk. The Company accepts credit risk in forward sales contracts should the other party default, in which case the Company would be compelled to sell the mortgages to another party at the current market price. Therefore, if market interest rates increased from the date of the forward sales contract and the other party defaulted, the Company would most likely have to sell the mortgage to another party at a lower price, which would reduce earnings or create losses on this mortgage. More recently, the Company has increased liquidity as its loan portfolios decreased. As liquidity is increased, the Company’s sensitivity to interest rate movements is expected to decrease.

QUANTITATIVE ASPECTS OF MARKET RISK. The Company uses a simulation model based on discounted cash flows to measure the potential impact on its net interest income of hypothetical changes in market interest rates. The model forecasts the Company’s net interest income for the next year assuming that there are no changes in interest rates or the mix of assets and liabilities on the balance sheet from the end of the prior period. After this initial forecast, the model subjects the balance sheet to instantaneous and sustained rate changes of 100 and 200 basis points to the Treasury yield curve. In order to determine the possible effect of the rate changes, the model uses various assumptions. Among others, these assumptions relate to the following:
•	The shape of the yield curve;

•	The pricing characteristics of and pricing decisions regarding loans based on previous rates charged by the Company;

•	Changes in deposits and borrowings based on previous rates charged by the Company and other competitive conditions;

•	Reinvestments of cash flows from assets and liabilities based on current market interest rates;

•	The lack of any changes in the mix of assets and liabilities on the balance sheet;

•	The degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates based on particular characteristics of those assets and liabilities;

•	Expected prepayment rates on loans and investments based on industry standards and the current interest rate environment;

•	Certificates of deposit and other deposit flows based on expected maturity dates, and

•	Expected growth based on the Company’s projections.
     The table below sets forth, as of December 31, 2008, estimated net interest income and the estimated changes in the Company’s net interest income for the next twelve-month period that could occur as a result of instantaneous changes in market interest rates of 100, 200 and 300 basis points:

	Estimated Change in Annual Net Interest Income
Increase/(Decrease) in Market Interest	At December 31, 2008 (Dollars in thousands)
Rates in Basis Points (Rate Shock)	Amount	$ Change		% Change
300	$54,647	$4,611		9.22%
200	53,452	3,416		6.83
100	52,003	1,967		3.93
Static	50,036	—		—
-100	50,368	332		0.66
-200	50,368	n/m	(1)	—
-300	50,368	n/m	(1)	—

(1)	Management believes that given the extremely low levels of interest rates at December 31, 2008, which includes a discount rate of 0.25% and short term treasury yields (less than 3 years) being below 1%, that simulation for a decrease in interest rates of more than 100 basis points is not practical or meaningful.
     The above table indicates that it is expected that the Company’s net interest income would rise if interest rates rise, but also would increase slightly in a mildly decreasing interest rate environment due to the effect of the downward movement in interest bearing liabilities as CD’s and other term liabilities mature and reprice.
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
     Forward sales contracts as of December 31, 2008 have settlement dates of less than 30 days. The weighted average settlement interest rate for these contracts was 6.2%.
Fair Value of Financial Instruments
     We use fair value measurements to record adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for investment and investment securities held to maturity. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. See Note 14, in Notes to Consolidated Financial Statements for further information about the extent to which fair value is used to measure assets, the valuation methodologies used, and its impact on earnings.
     FASB Statement No. 157, Fair Value Measurements (FAS 157), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level hierarchy for disclosures of assets or liabilities recorded at fair value. The classification of assets within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived data or market-based information obtained form independent sources, while unobservable inputs reflect our estimates about market data. The three levels of the fair value hierarchy are as follows:
     Level 1 — In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets currently utilizing Level 1 inputs are: U.S. Treasury securities.
     Level 2 — Fair values determined by Level 2 inputs are valuations based on one or more quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable, either directly or indirectly. Observable inputs may include interest rates and yield curves that are observable at commonly quoted intervals. Examples of assets currently utilizing Level 2 inputs are: certain U.S. government agency securities; certain U.S. government sponsored agency securities; municipal bonds; and certain commercial and residential related loans.
     Level 3 — Fair value drivers for level 3 inputs are unobservable, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. Examples of assets currently utilizing Level 3 inputs are: certain commercial and residential related loans and investment securities; and mortgage servicing rights.
     For assets recorded at fair value, it is management’s intention to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, quoted market prices are used to measure fair value. If market prices are not available, fair value measurement is based on models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, and option volatilities. Whenever possible our asset valuations use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the asset or liability. At December 31, 2008 a majority of our investment securities were valued using level 3 measurement.
     The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For assets that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When significant adjustments are required to available observable inputs, it may be appropriate to utilize an estimate based primarily on unobservable inputs. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable.
     At December 31, 2008, $74.8 million, or 3.8% of total assets, consisted of assets recorded at fair value on a recurring basis, and $90.3 million, or 4.6% of total assets, consisted of assets recorded at fair value on a nonrecurring basis. Assets recorded at fair value on a recurring basis for which fair values were measured using significant Level 3 inputs represented 62.4% of these assets, or 2.4% of total assets. The remaining assets measured at fair value on a recurring basis were measured almost exclusively using valuation methodologies involving market-based or market-derived information, which are Level 2 measurements, determined mainly with the assistance of independent pricing services. Assets recorded at fair value on a nonrecurring basis for which fair values were measured using significant Level 3 inputs represented 71.6% of these assets, or 3.3% of total assets. The remaining assets measured at fair value on a nonrecurring basis were measured using valuation methodologies involving market-based or market-derived information, which are Level 2 measurements, determined mainly with the assistance of independent pricing services.
     Company assets valued on a recurring and nonrecurring basis using Level 3 measurements consisted of $96.2 million of non-agency collateralized mortgage obligations (86.4% of these assets), $9.2 million of impaired loans (8.3% of these assets), $5.4 million of mortgage servicing rights (4.9% of these assets) and $0.4 million of derivative financial instruments (0.4% of these assets). The non-agency collateralized mortgage obligations contain underlying collateral which consists primarily of Alt-A fixed rate mortgages, approximately 47% of which are interest only loans with a 10 year fixed interest rate, and 30-year amortization schedules. The substantial majority of the mortgages were originated in 2006 and 2007, 19.3% are concentrated in California, and 73.8% are limited documentation loans. These assets were reclassified from Level 2 to Level 3 measurement during the third and fourth quarters of 2008 because significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. During the second half of 2008 and subsequent to year-end, these investment security types were significantly downgraded by the major rating agencies.
     The downgrades noted above occurred as a result of continued increases in delinquency and foreclosure levels, as well as deteriorating liquidation values on the repossessed collateral of the specific securities receiving downgrades, bringing into question full recovery of the Company’s invested principal in the identified holdings. Considering the above described downgrades through and subsequent to December 31, 2008, and the sensitivity of the various assumptions used in the Company’s OTTI analysis model, the Company performed OTTI testing on 100% of its non-agency collateralize mortgage obligations as of December 31, 2008.
     Testing for principal impairment involved utilization of Intex, a market-standard cash flow model, to detail the specific cash flow structure and collateral make-up of each position. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. In actual testing, credit default rates, loss severities on collateral liquidation, voluntary prepayment speeds and other relevant credit characteristics, specific to each security tested, were subjectively measured as inputs to the Intex cash flow model. Results of the cash flow testing indicated principal impairment on 19 of the 44 securities tested. While results of the cash flow modeling did not indicate principal impairment on the remaining 25 securities tested, there were 7 securities indicating a liquidation of credit support to a level of less than 3.0% upon final cash flow liquidation.
     Since acquisition and subsequent to December 31, 2008, through March 26, 2009, all $250.0 million of the Company’s held to maturity investments have been downgraded to levels below ‘AAA’, of which $226.4 million, or 90.6%, have been downgraded to sub-investment grade levels. Similar security types within the available for sale securities portfolio have also experienced major rating agency downgrades. Since acquisition and subsequent to December 31, 2008, through March 26, 2009, $49.1 million of the carrying amount of the Company’s available for sale investments in this asset class have been downgraded to below ‘AAA’, of which $37.6 million, or 72.3%, have been downgraded to sub-investment grade levels. These downgrades have occurred as a result of continued increases in delinquency and foreclosure levels, as well as deteriorating liquidation values on the repossessed collateral of the specific securities receiving downgrades. Considering the above described downgrades, and the sensitivity of the various assumptions used in the Company’s OTTI analysis model, there is an increased risk that one or more of the Company’s collateralized mortgage obligations will experience an OTTI charge in future periods.
     As a result of its OTTI testing, the Company recorded an OTTI charge of $40.0 million in the fourth quarter of 2008. In spite of the Company’s intent and ability to hold these securities until they have recovered their cost basis, and despite investment structures that indicate that a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the impairment would be temporary.
     As discussed in Note 1 to the Consolidated Financial Statements, in early April 2009, the FASB issued FSP FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Among other provisions, the FSP requires entities to split OTTI charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income (OCI). This requirement pertains to both securities held to maturity and securities available for sale. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. A cumulative effect adjustment as of the beginning of the period of adoption is required to reclassify the noncredit component of previously recognized OTTI charges from retained earnings to OCI for securities the entity does not intend to sell and it is more likely than not that the entity will not sell the security prior to recovery. The Company plans to adopt the FSP for its first quarter ended March 31, 2009 and, based on its intent to not sell the securities prior to recovery, estimates it will record a cumulative effective adjustment amounting to $21.4 million as of January 1, 2009.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report Of Independent Registered Public Accounting Firm On Consolidated Financial Statements
Board of Directors and Stockholders
Citizens First Bancorp, Inc.
Port Huron, Michigan
We have audited the accompanying consolidated balance sheets of Citizens First Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens First Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2009 expressed an adverse opinion thereon.
Grand Rapids, Michigan
April 15, 2009

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting
Board of Directors and Stockholders
Citizens First Bancorp, Inc.
Port Huron, Michigan
We have audited Citizens First Bancorp, Inc’s. (Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s other-than-temporary impairment of its non-agency collateralized mortgage obligation portfolio and a material weakness regarding controls over the financial reporting close and the Form 10-K preparation process have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated April 15, 2009 on those financial statements.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens First Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated April 15, 2009 expressed an unqualified opinion.
Grand Rapids, Michigan
April 15, 2009

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	December 31,
	2008	2007
ASSETS

Cash and due from depository institutions	$20,826	$20,434
Interest-bearing deposits in other depository institutions	42,638	30

Total cash and cash equivalents	63,464	20,464

Certificates of deposit	1,571	320
Securities available for sale, at fair value (Note 3)	74,332	130,521
Securities held to maturity, at book value (Note 3)	250,008	—
Federal Home Loan Bank stock, at cost	31,087	22,014
Loans held for sale	4,310	4,139
Loans, less allowance for loan losses of $26,473 and $21,464 (Note 4)	1,403,320	1,518,091
Premises and equipment, net (Note 5)	42,777	43,879
Goodwill (Note 2)	—	9,814
Other intangible assets, net of amortization of $2,486 and $2,104 (Note 2)	1,914	2,296
Accrued interest receivable and other assets (Notes 6 and 9)	87,745	52,866

Total assets	$1,960,528	$1,804,404

LIABILITIES
Deposits:
Noninterest-bearing (Note 7)	$85,828	$90,343
Interest-bearing (Note 7)	1,208,675	1,107,723

Total deposits	1,294,503	1,198,066

Federal Home Loan Bank advances (Note 8)	497,186	384,541
Federal Reserve borrowings (Note 8)	50,000	—
Federal funds purchased (Note 8)	—	42,564
Accrued interest payable and other liabilities (Note 10)	11,131	9,030

Total liabilities	1,852,820	1,634,201

STOCKHOLDERS’ EQUITY (Notes 11, 12 and 15)

Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 9,526,761 shares issued	95	95
Additional paid-in capital	95,041	95,195
Retained earnings	49,235	109,144
Accumulated other comprehensive loss	(3,653)	(394)
Treasury stock, at cost (1,882,138 and 1,584,820 shares)	(31,541)	(31,438)
Deferred compensation obligation (Note 10)	3,424	3,192
Unearned compensation — ESOP (Note 10)	(4,893)	(5,591)

Total stockholders’ equity	107,708	170,203

Total liabilities and stockholders’ equity	$1,960,528	$1,804,404

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (IN THOUSANDS EXCEPT PER SHARE DATA)

	Year Ended
	December 31,
	2008	2007	2006
INTEREST INCOME
Loans, including fees	$92,266	$111,795	$108,833
Federal funds sold and interest bearing deposits	219	126	124
Certificates of deposit	16	15	2
Securities:
Tax-exempt	735	874	992
Taxable	24,819	4,302	3,320

Total interest income	118,055	117,112	113,271
INTEREST EXPENSE
Deposits	39,457	43,392	38,564
Federal reserve and short-term borrowings	77	1,901	3,447
FHLB advances	24,416	19,277	16,429

Total interest expense	63,950	64,570	58,440

NET INTEREST INCOME	54,105	52,542	54,831
PROVISION FOR LOAN LOSSES (Note 4)	36,201	12,342	2,805

NET INTEREST INCOME, after provision for loan losses	17,904	40,200	52,026
NONINTEREST INCOME (LOSS)
Service charges and other fees	3,161	3,499	2,566
Mortgage banking activities	3,327	2,387	2,143
Trust fee income	1,452	1,462	1,312
Other than temporary impairments on securities (Note 3)	(44,798)	—	—
Gain (loss) on sale of securities available for sale	(152)	68	—
Gain on sale of securities held to maturity (Note 3)	590	—	—
Other	935	638	(142)

Total noninterest income (loss)	(35,485)	8,054	5,879
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits (Note 10)	20,924	22,723	23,041
Office occupancy and equipment	9,148	9,045	7,998
Advertising and business promotion	727	1,472	1,402
Stationery, printing and supplies	1,265	1,309	1,968
Data processing	83	85	708
Professional fees	4,593	4,419	3,779
Core deposit intangible amortization	383	405	477
Goodwill impairment (Note 2)	9,814	—	—
Nonperforming asset cost	6,503	1,342	38
Other	5,960	5,336	4,888

Total noninterest expense	59,400	46,136	44,299

INCOME (LOSS), before federal income tax expense (benefit)	(76,981)	2,118	13,606
Federal income tax expense (benefit) (Note 9)	(18,553)	248	4,504

NET INCOME (LOSS)	$(58,428)	$1,870	$9,102

EARNINGS (LOSS) PER SHARE, BASIC	$(7.29)	$0.24	$1.14

EARNINGS (LOSS) PER SHARE, DILUTED	$(7.29)	$0.24	$1.14

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (IN THOUSANDS EXCEPT SHARE DATA)

				Accumulated
		Additional		Other		Deferred	Unearned
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation -
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	ESOP	Total
BALANCE, December 31, 2005	$95	$93,848	$104,054	$(898)	$(24,653)	$3,111	$(6,987)	$168,570
Allocation of ESOP shares	—	696	—	—	—	—	698	1,394
Exercise of stock options	—	274	—	—	1,298	—	—	1,572
Deferred compensation and stock awards earned	—	—	—	—	162	—	—	162
Purchase of treasury stock (53,779 shares)	—	—	—	—	(1,567)	—	—	(1,567)
Deferred compensation	—	—	—	—	—	472	—	472
Dividends paid ($0.36 per share)	—	—	(2,867)	—	—	—	—	(2,867)
Comprehensive income:
Net income	—	—	9,102	—	—	—	—	9,102
Change in net unrealized loss on securities available for sale, net of tax effect of $256	—	—	—	476	—	—	—	476

Total comprehensive income	—	—	—	—	—	—	—	9,578

BALANCE, December 31, 2006	95	94,818	110,289	(422)	(24,760)	3,583	(6,289)	177,314

Allocation of ESOP shares	—	359	—	—	—	—	698	1,057
Exercise of stock options	—	18	—	—	100	—	—	118
Deferred compensation and stock awards earned	—	—	—	—	856	—	—	856
Purchase of treasury stock (392,546 shares)	—	—	—	—	(7,634)	—	—	(7,634)
Deferred compensation	—	—	—	—	—	(391)	—	(391)
Dividends paid ($0.36 per share)	—	—	(3,015)	—	—	—	—	(3,015)
Comprehensive income:
Net income	—	—	1,870	—	—	—	—	1,870
Change in net unrealized loss on securities available for sale, net of tax effect of $14	—	—	—	28	—	—	—	28

Total comprehensive income	—	—	—	—	—	—	—	1,898

BALANCE, December 31, 2007	95	95,195	109,144	(394)	(31,438)	3,192	(5,591)	170,203

Allocation of ESOP shares	—	(184)	—	—	—	—	698	514
Stock based compensation	—	30	—	—	—	—	—	30
Deferred compensation and stock awards earned	—	—	—	—	(103)	—	—	(103)
Deferred compensation	—	—	—	—	—	232	—	232
Dividends paid ($0.18 per share)	—	—	(1,481)	—	—	—	—	(1,481)
Comprehensive income:
Net loss	—	—	(58,428)	—	—	—	—	(58,428)
Change in net unrealized loss on securities available for sale, net of tax effect of ($9,597)	—	—	—	(18,630)	—	—	—	(18,630)
Less reclassification adjustment for other- than-temporary impairment charge and realized loss on sale of securities available for sale included in net loss, net of tax effect of $7,918	—	—	—	15,371	—	—	—	15,371

Total comprehensive (loss)	—	—	—	—	—	—	—	(77,058)

BALANCE, December 31, 2008	$95	$95,041	$49,235	$(3,653)	$(31,541)	$3,424	$(4,893)	$107,708

See notes to accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

		Year Ended
		December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(58,428)	$1,870	$9,102
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (benefit) for deferred income taxes	(13,477)	(509)	132
Provision for loan losses	36,201	12,342	2,805
Deferred compensation and ESOP	673	1,522	2,028
Depreciation	3,387	3,322	2,859
Goodwill impairment	9,814	—	—
Core deposit intangible amortization	383	405	477
Amortization (accretion) of discounts on securities	(2,011)	377	452
Proceeds from sale of mortgage loans held for sale	180,831	183,082	115,686
Origination of mortgage loans held for sale	(180,640)	(185,279)	(115,342)
(Gain) loss on sale of mortgage loans	(362)	155	(315)
Loss on impairment of securities available for sale	23,137	—	—
Loss on sale of securities available for sale	152	68	—
Loss on impairment of securities held to maturity	21,661	—	—
Gain on sale of securities held to maturity	(590)	—	—
(Gain) loss on sale or disposal of premises and equipment	(10)	(8)	106
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(3,958)	(26,108)	(9,885)
Increase decrease in accrued interest payable and other liabilities	2,101	(2,131)	166

Net cash provided by (used in) operating activities	18,864	(10,892)	8,271

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	19,727	21,056	28,148
Proceeds from sale of securities available for sale	22,304	52,059	—
Purchase of securities available for sale	(13,588)	(91,049)	(2,508)
Proceeds from maturities of securities held to maturity	22,986	—	—
Proceeds from sale of securities held to maturity	9,331	—	—
Purchase of securities held to maturity	(301,866)	—	—
Purchase of certificates of deposit	(1,251)	—	(319)
Purchase of Federal Home Loan Bank stock	(9,073)	(2,654)	(2,354)
Proceeds from sale of Federal Home Loan Bank stock	—	—	694
Purchase of Bank Owned Life Insurance	—	(15,371)	—
Net decrease (increase) in loans	58,031	14,870	(155,969)
Proceeds from sale of other real estate owned, held for sale	4,773	3,577	2,124
Proceeds from sale of premises and equipment	267	27	23
Purchases of premises and equipment	(2,542)	(3,955)	(10,025)

Net cash used in lending and investing activities	(190,901)	(21,440)	(140,186)

[Continued from above table]

		Year Ended
		December 31,
	2008	2007	2006
DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	96,437	11,408	114,463
Net decrease in short term borrowings	(42,564)	(8,531)	(918)
Net increase in FRB borrowings	50,000	—	—
Proceeds from exercises of stock options	—	118	1,572
Repayment of line of credit	—	—	(3,950)
Repayment of FHLB advances	(338,597)	(114,314)	(698,906)
Proceeds from FHLB advances	451,242	149,941	701,320
Purchase of treasury stock	—	(7,634)	(1,567)
Payment of dividends	(1,481)	(3,015)	(2,867)

Net cash provided by deposit and financing activities	215,037	27,973	109,147

NET CHANGE IN CASH AND CASH EQUIVALENTS	43,000	(4,359)	(22,768)
CASH AND CASH EQUIVALENTS, beginning of period	20,464	24,823	47,591

CASH AND CASH EQUIVALENTS, end of period	$63,464	$20,464	$24,823

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$64,984	$63,451	$56,984
Federal income taxes	—	2,950	3,960
Supplemental noncash disclosure:
Transfers of loans to other real estate owned	20,539	13,732	4,211
Loan securitization	—	50,840	—
See notes to accompanying consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION — Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for Citizens First Savings Bank (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, Citizens First Mortgage, LLC and Port Huron CDE, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, CFS Insurance Agency, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. Port Huron CDE, LLC is a limited liability company that targets real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities, such as leasing and/or selling our Other Real Estate Owned assets. The Bancorp also owns 100% of Horizon Capital Management. Horizon Capital Management is a registered investment advisor with the state of Michigan that provides clients with a quantitatively driven small cap offering and a total return global investment model. The Bancorp also owns CF1 Investment Fund LLC, a limited liability company formed to target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. All significant intercompany transactions and balances have been eliminated in consolidation.
NATURE OF OPERATIONS — The Company operates predominately in the southeastern portion of Michigan’s Lower Peninsula and Ft. Myers, Florida. The Ft. Meyers Florida office was closed in January 2009. The Company’s primary services include accepting deposits, making commercial, consumer, and mortgage loans, engaging in mortgage banking activities and providing trust services. The Company’s loan portfolio primarily consists of residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial loans, automobile loans, home equity loans and lines of credit and a variety of consumer loans. The Company is not dependent upon any single industry or customer.

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
CASH AND CASH EQUIVALENTS — For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from depository institutions and federal funds sold and interest bearing deposits in other depository institutions which mature within ninety days when purchased.
SECURITIES — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost (none at December 31, 2007). Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income net of applicable income taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
     Other-than-temporary impairment analyses are conducted on a quarterly basis if a potential loss-triggering event occurs. The Company recognizes other-than-temporary impairment when it is probable that it will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the security is less than its amortized cost. The other-than-temporary impairment loss is recorded in noninterest income. The initial indicator of other-than-temporary impairment for both debt and equity securities is a decline in market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, the Company considers the length of time and the extent to which the fair value has been less than amortized cost, any recent events specific to the issuer and economic conditions of its industry, the intent and ability to hold the investment for a period of time, including maturity, sufficient to allow for any anticipated recovery in the fair value of the security, and for debt securities, external credit ratings and recent downgrades.
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
     The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding, also known as rate lock commitments. Rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements; beginning January 1, 2008, with the issuance of Staff Accounting Bulletin 109, the expected net future cash flows related to the associated servicing of the loan is included in the measurement of fair value. The fair value of rate lock commitments was insignificant at December 31, 2008 and 2007.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $4.3 million and $4.6 million at December 31, 2008 and 2007, respectively. The fair value of forward contracts was insignificant at December 31, 2008 and 2007.
LOANS — The Company grants mortgage, commercial, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. The foreseeable future is a management judgment which is determined based upon the type of loan, business strategies, current market conditions, balance sheet management and liquidity needs. Management’s view of the foreseeable future may change based on changes in these conditions. When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization. Loans are classified as held for sale when management has the intent and ability to sell or securitize. Due to changing market conditions or other strategic initiatives, management’s intent with respect to the disposition of the loan may change, and accordingly, loans previously classified as held for sale may be reclassified into portfolio. Loans transferred between loans held for sale and portfolio classifications are recorded at the lower of cost or market at the date of transfer. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
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
GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Company’s goodwill relates to value inherent in the banking business and the value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is generated by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step 1 compares the fair value of the reporting unit (the Company is deemed to be comprised of a single reporting unit for financial reporting purpose) with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure (step 2) must be performed. Step 2 compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its fair value. For other intangible assets, an impairment analysis is performed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized if the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. The tests for impairment of goodwill and other intangible assets require the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill and other intangible asset impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows.
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
FORECLOSED ASSETS — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded on the Company’s balance sheet at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan is being charged to the allowance for loans losses or recorded in noninterest income after recovery of previously recognized charge-offs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in nonperforming asset costs. Foreclosed assets amounted to $21.9 million and $11.2 million at December 31, 2008 and 2007, respectively. (1)
TRANSFERS OF FINANCIAL ASSETS — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company’s transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2008, 2007 and 2006, and the sale of residential mortgage loans in the secondary market, the extent of which is disclosed in the consolidated statements of cash flows.
INCOME TAXES — Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company records a valuation allowance if it believes, based on available evidence, that it is “more likely than not” that the future tax assets recognized will not be realized before their expiration. Realization of the Company’s deferred tax assets is primarily dependent upon the generation of a sufficient level of future taxable income. It is the Company’s policy to evaluate the realizability of deferred tax assets related to unrealized losses on held to maturity and available for sale debt securities separately from its other deferred tax assets when it has the intent and ability to hold the security to maturity, in the case of a held to maturity security, or the intent and ability to hold the security to recovery (maturity, if necessary), in the case of an available for sale security. Because the future taxable income implicit in the recovery of the basis of these debt securities for financial reporting purposes will offset the deductions underlying the deferred tax asset, a valuation allowance would generally not be necessary, even in cases where a valuation allowance might be necessary related to the Company’s other deferred tax assets. Should an other-than-temporary impairment of a debt security be incurred, current accounting guidance requires that the related charge be recorded in earnings for the difference between the security’s amortized cost and its fair value, which could exceed the Company’s estimate of the actual credit loss based on its assumptions regarding future cash flows related to the security. In that case, the Company’s policy is to record a deferred tax asset, without a valuation allowance, for the tax effects of the difference between the estimated credit loss and the fair value of the security. At December 31, 2008, management did not believe it was more likely than not that all of the deferred tax assets would be realized and, accordingly, recorded a $5.2 million valuation allowance leaving a net deferred tax asset recorded of $18.3 million. A valuation allowance was not recorded related to the tax effects of the $32.5 million difference between the estimated credit loss and the fair value of the non-agency collateralized mortgage obligations for which the Company recorded an other-than-temporary impairment charge at December 31, 2008. See Note 3.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the consolidated financial statements as there were no unrecognized tax benefits at the time of adoption or during 2007 or 2008. Interest or penalties related to unrecognized tax benefits will be recorded in income tax expense. The Company files U.S. federal income tax returns which are subject to final examination for all years after 2004.
STOCK BASED COMPENSATION — Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its directors, officers, and employees for up to 476,338 and 1,429,014 shares of common stock, respectively. The Company adopted the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123 (R), Share Based Payment effective January 1, 2006 using the modified-prospective transition method. SFAS No. 123 (R) established a fair value method of accounting for stock options whereby compensation expense would be recognized based on the computed fair value of the options on the grant date. Implementation of SFAS No. 123(R) did not have a material impact on the financial results of the Company. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed. 34,000 options were granted during 2008 and no options were granted in 2007 and 2006

The $21.9 million at December 31, 2008 includes $3.6 million in real estate previously foreclosed and subsequently sold under a special program with less than a 5% down payment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate, the Company is accounting for these loans using the “installment sale method” and the balances will remain classified as Real Estate Owned until such time as the purchaser pays down 5% of the loan, at which time the balance will be considered a loan and moved to the real estate loans classification in accordance with accounting principles.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

		Year Ended
		December 31,
	2008	2007 (1)	2006 (1)
Dividend yield	2.41%	—	—
Expected life	8.01 years	—	—
Expected volatility	40.89%	—	—
Risk-free interest rate	3.54%	—	—

(1)	No stock options were granted during 2007 or 2006.
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
EARNINGS PER SHARE — Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period, excluding unvested stock awards. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury and unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings per share.
     Earnings per common share have been computed based on the following (in thousands except for per share data):

		Year Ended
		December 31,
	2008	2007	2006
Net income (loss) (000’s)	$(58,428)	$1,870	$9,102

Average number of common shares outstanding used to calculate basic earnings (loss) per common share	8,015,865	7,805,310	7,977,415

Effect of dilutive securities	—	1,823	20,146

Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	8,015,865	7,807,133	7,997,561

Number of antidilutive stock options excluded from diluted earnings per share computation	157,647	13,693	—

TRUST ASSETS — Trust assets held in a fiduciary or agency capacity are not included in the accompanying consolidated balance sheet because they are not assets of the Company.
ADVERTISING COSTS — Advertising costs are expensed as incurred.
RECENT ACCOUNTING PRONOUNCEMENTS — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice as follows: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS No. 157-2, Effective Date of FASB Statement No. 157. FSP FAS No. 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Such is not expected to be material to our results of operations or financial position. In October 2008, the FASB approved the issuance of FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS No. 157-3 became effective upon issuance and was followed in determining the fair value of the Company’s non-agency collateralized mortgage obligations discussed in Note 3, at December 31, 2008. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As such, it is Company policy to maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value levels for those financial assets for which there exists an active market. In instances where the market is indicated to be inactive, the Company incorporates measured risk adjustments which market participants would assume for credit and liquidity risks when determining fair value levels.
     Fair value levels for financial assets in instances where there is limited or no observable market activity and, thus, are determined upon estimates, are often derived based on the specific characteristics of the financial asset, as well as the competitive and economic environment in existence at that particular time. As a result, fair value levels cannot be measured with certainty and may not be achieved in a sale of the financial asset. Any pricing model utilized to determine fair value may contain potential weaknesses and variation in assumptions utilized, including discount rates, prepayment speeds, default rates and future cash flow estimates, can result in substantially different estimates of fair values. See Note 14 for a discussion regarding the January 1, 2008 implementation of SFAS No. 157 relating to our financial assets and liabilities and the effects of FSP FAS No. 157-3 on the valuation of the Company’s investment securities as of December 31, 2008.
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
     In June 2007, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which became effective for the Company beginning January 1, 2008. This Issue states that tax benefits received on dividends paid to employees associated with their unvested stock compensation awards should be recorded in additional-paid-in-capital (APIC) for awards expected to vest. Currently, such dividends are a permanent tax deduction reducing the annual effective income tax rate. This Issue also requires that such tax benefits be reclassified between APIC and income tax expense in subsequent periods for any changes in forfeiture estimates. Tax benefits for dividends recorded to APIC would be available to absorb future stock compensation tax deficiencies. This Issue is to be applied prospectively to dividends declared in fiscal years beginning after December 15, 2007. Retrospective application of this Issue is prohibited. The Company has completed its review of this new guidance, and has determined its impact is immaterial to the Company’s consolidated financial statements.
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

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to further enhance the accounting and financial reporting to related business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combinations (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of Statement No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.
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
In early April 2009, the FASB issued the following FSPs that are intended to provide additional guidance interim fair value disclosures fair value measurements and, other-than-temporary impairment (OTTI):
•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, Interim Financial Reporting, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company has not yet determined if it will early adopt this FSP for its first quarter ended March 31, 2009.

•	FSP FAS 157-4. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require that a reporting entity: (1) disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period, and (2) define major category for equity securities and debt securities to be major security types as described in paragraph 19 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (as amended by FSP FAS 115-2 and FAS 124-2). This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate according to paragraph 19 of SFAS No. 154, Accounting Changes and Error Corrections. The Company plans to early adopt this FSP for its first quarter ended March 31, 2009. Management has not completed its review of this FSP, thus has not yet determined its impact on the Company’s consolidated financial statements.

•	FSP FAS 115-2 and FAS 124-2. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance in this FSP applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within SFAS No. 115, FSP FAS 115-1 and FAS 124-1, FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, and AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments on equity securities. Among other provisions, this FSP requires entities to split other-than-temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income, net of applicable income taxes. An entity shall disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. In addition, for interim and annual periods, an entity shall disclose information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to adopt early either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis (after considering the guidance in paragraphs 19–26 of this FSP), the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. In the period of adoption, an entity shall provide the disclosures required by SFAS No. 154, for changes in accounting principles. The Company plans to early adopt this FSP for its first quarter ended March 31, 2009 and, based on its intent to not sell the securities prior to recovery, estimates it will record a cumulative effective adjustment amounting to $21.4 million as of January 1, 2009.
RECLASSIFICATIONS — Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.
NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill in the amount of $9.8 million and core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at December 31, 2008 and 2007 were $1.9 million and $2.3 million, respectively. Amortization expense will be $383,000 per year for each of the next five years. Annually, the core deposit intangible is evaluated for changes in the estimated useful life by comparing the total dollar value of deposits purchased in 2004 to the amount remaining as of the testing date. Based on the Company’s analysis, no impairment of the identifiable intangible asset has occurred.
     Due to continued volatility in the credit markets, credit quality deterioration of the Company’s residential and commercial real estate lending portfolios, and decreasing market capitalization to a level below tangible book value, management determined it was necessary to perform an interim goodwill impairment test during the third quarter of 2008. It further reviewed and re-performed the impairment test as of December 31, 2008. The goodwill impairment test is performed in two steps as describe more fully in Note 1. The Company’s step 1 analysis, initially performed as of September 30, 2008 and updated as of December 31, 2008, included valuations based on market approaches and an income approach. As a result of these valuations, management concluded that the fair value of the Company was below its carrying value as of both testing dates. Based on the step 2 analysis (which involved determining the fair value of the Company’s assets, liabilities and identifiable intangibles) performed as of September 30, 2008, the implied fair value of the Company’s goodwill exceeded its $9.8 million carrying value, thus management concluded that goodwill was not impaired. Management subsequently performed the impairment test at December 31, 2008 and determined that goodwill was 100% impaired as of that date, primarily due to the further decrease in our market capitalization during the fourth quarter. As a result, the Company recorded a full write down of $9.8 million. Management believes that the market’s perception of the fair values of the Company’s loan and held to maturity securities portfolios are the primary reason for its common stock now trading at levels consistently below book value.

NOTE 3 — SECURITIES
     The amortized cost and estimated fair value of securities available for sale and held to maturity with gross unrealized gains and losses are as follows (in thousands):

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$508	$52	—	$560
U.S. government agency obligations	513	20	$4	529
Obligations of state and political subdivisions	8,982	13	242	8,753
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	17,957	333	8	18,282
Other mortgage-backed securities	51,991	—	5,784	46,207
Asset-backed securities	1	—	—	1

Total securities available for sale	$79,952	$418	$6,038	$74,332

Held to maturity:
Other mortgage-backed securities	$233,735	$—	$54,575	$179,160
Asset-backed securities	16,273	—	2,791	13,482

Total securities held to maturity	$250,008	$—	$57,366	$192,642

	December 31, 2007
Available for sale:
U.S. Treasury securities	$510	$15	—	$525
U.S. government agency obligations	10,268	19	$15	10,272
Obligations of state and political subdivisions	29,709	139	82	29,766
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	7,520	47	68	7,499
Other mortgage-backed securities	78,110	1,449	357	79,202
Asset-backed securities	7	—	—	7

Total	126,124	1,669	522	127,271
Equity securities	5,002	—	1,752	3,250

Total securities available for sale	$131,126	$1,669	$2,274	$130,521

     At December 31, 2008 and 2007, securities with a carrying value of $318,110,000 and $5,565,000, respectively, were pledged to secure borrowings, public deposits and for other purposes required or permitted by law. The increase in 2008 was due to the pledging of securities for borrowings at the FHLB

     The amortized cost and estimated fair value of securities available for sale and held to maturity by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	December 31, 2008
	Amortized	Fair
	Cost	Value
Due within one year or less	$496	$497
Due after one year through five years	3,080	3,120
Due after five years through ten years	3,400	3,316
Due after ten years	3,028	2,911

Total	10,004	9,843
Mortgage-backed securities	319,956	257,131

Total	$329,960	$266,974

     For the years ended December 31, 2008, 2007 and 2006, proceeds from sale of securities available for sale amounted to $22,304, $52,059, and $0, respectively. Gross realized gains amounted to $123, $144 and $0, respectively. Gross realized losses amounted to $275, $76 and $0, respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to $(52), $24 and $0, respectively.

     Information pertaining to securities available for sale and held to maturity with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	December, 31 2008
	Less than Twelve Months		Over Twelve Months
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Available for sale:
U.S. Treasury securities	—	—	—	—
U.S. government agency obligations	$4	$126	—	—
Obligations of state and political subdivisions	242	7,146	—	—
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	8	18,282	—	—
Other Mortgage-backed securities	5,784	14,129	—	—

Total securities available for sale	$6,038	$39,683	$—	$—

Held to maturity:
Other Mortgage-backed securities	54,575	179,160
Asset-backed securities	2,791	13,482	—	—

Total securities held to maturity	$57,366	$192,642	$—	$—

	December, 31 2007
	Less than Twelve Months		Over Twelve Months
Available for sale:
U.S. Treasury securities	—	—	—	—
U.S. government agency obligations	—	—	$15	$7,014
Obligations of state and political subdivisions	$63	$4,398	19	5,929
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	45	3,073	23	1,837
Other Mortgage-backed securities	357	31,994	—	—

Total	465	39,465	57	14,780
Equity securities	—	—	1,752	3,250

Total securities available for sale	$465	$39,465	$1,809	$18,030

     At December 31, 2008, the Company had no securities in an unrealized loss position greater than 12 months, and 76 securities in an unrealized loss position less than 12 months.
     At December 31, 2007, the Company did not believe any individual unrealized loss represented an other-than-temporary impairment. The unrealized losses reported for equity securities related to preferred stock issued by FHLMC. All unrealized losses were primarily attributable to changes in interest rates. The unrealized losses were 5% or less of their respective amortized cost basis and the Company had the intent and ability to hold the securities to anticipated recovery.

     As of December 31, 2008, the aggregate amount of securities from each of the following non-agency issuers were greater than 10% of the Company’s stockholders’ equity.

	December 31, 2008
	Amortized	Fair
Name of Issuer	Cost	Value
Credit Suisse First Boston Mortgage Securities Corp	$13,728	$13,140
Countrywide Alternative Loan Trust	65,350	49,243
First Horizon Alternative Mortgage Securities Trust	31,665	23,010
Goldman Sachs Mortgage Securities Corp	27,452	20,833
IndyMac IMSC Mortgage Loan Trust	15,112	10,392
UBS MASTR Alternative Loan Trust	14,640	11,469
PHH Alternative Mortgage Trust	13,223	10,278
RFC Residential Accredit Loans Inc.	45,662	43,067
IndyMac Residential Asset Securitization Trust	16,379	12,753
Washington Mutual Mortgage Securities Corp.	13,369	9,039

Total	$256,580	$203,224

Freddie Mac Preferred Stock Impairment. At September 30, 2008, the Bancorp, parent company of the Bank, recognized an other-than temporary impairment charge of $4.8 million on its holding of a Freddie Mac preferred equity security position included in securities available for sale. As of June 30, 2008, the Freddie Mac preferred equity security holding represented $5.0 million, or 1.3%, of the total amortized cost of the Company’s investment securities portfolio and $2.9 million, or 0.8%, of the fair value of the Company’s investment securities portfolio. Subsequent to June 30, 2008, Freddie Mac, along with Fannie Mae, recognized substantial mortgage related losses in connection with their primary business activities. As a result of these occurrences, the fair value of Fannie Mae and Freddie Mac preferred equity securities experienced significant losses, including the position held by the Bancorp.
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
     Results of the above actions, along with uncertainty in the market place regarding the future value of the preferred stock of Fannie Mae and Freddie Mac, resulted in materially significant decreases in market values of these securities. The prospect for future fair value improvements of Fannie Mae and Freddie Mac preferred equity securities remains unclear today.
     At September 30, 2008, as a result of the above noted occurrences, the Company recorded a an OTTI charge on its holding of the Freddie Mac preferred stock equity position, in a pre-tax amount of $4.8 million. Under a provision of the Emergency Economic Stabilization Act (EESA), signed into law on October 3, 2008, banks that experienced losses on their investments in Fannie Mae or Freddie Mac preferred shares are allowed to deduct their losses as ordinary losses for tax purposes. The bill provides that for purposes of the Internal Revenue Code of 1986, gain or loss from the sale or exchange of any “applicable preferred stock” will be treated as ordinary income or loss. “Applicable preferred stock” means preferred stock in Fannie Mae or Freddie Mac that was held on September 6, 2008, or was sold or exchanged on or after January 1, 2008, and before September 7, 2008. The Company had held its Freddie Mac preferred security position since March 2001 and had held it continuously, without interruption, through the reporting period ended September 30, 2008. However, as EESA was not signed into law until October 3, 2008, the resulting $1.6 million tax benefit to result from the Freddie Mac preferred security impairment charge was not reflected in the third quarter 2008 financial statements. Instead, the $1.6 million tax loss benefit was reflected in the fourth quarter 2008. The Company subsequently sold this security in the fourth quarter and recorded an additional loss of $173,000.
     Non-Agency Collateralized Mortgage Obligations. During the quarter ended September 30, 2008, the Company performed OTTI testing on $114.9 million, or 41.5%, of the carrying amount of its non-agency collateralized mortgage obligations within the available for sale and held to maturity portfolios. The holdings tested were identified as a result of increased delinquency and foreclosure levels, as well as deteriorating liquidation values on the repossessed collateral of the underlying mortgage loans collateralizing these holdings. As a result of the depressed credit and collateral value conditions, the major rating agencies applied investment rating downgrades to the identified holdings to levels below ‘AAA’, bringing into question full recovery of the Company’s invested principal in the identified holdings. Testing for principal impairment involved utilization of Intex, a market-standard cash flow model, to detail the specific cash flow structure and collateral make-up of each position. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. In actual testing, credit default rates, loss severities on collateral liquidation, voluntary prepayment speeds and other relevant credit characteristics, specific to each security tested, were conservatively measured as inputs to the Intex cash flow model. Results of the cash flow testing did not indicate principal impairment to any of the securities tested as of September 30, 2008. While results of the cash flow modeling did not conclude with any identified impairment to the amortized cost of the securities tested, there were two securities which were indicated to be very close to impairment as of September 30, 2008.
     Subsequent to September 30, 2008, additional non-agency collateralized mortgage obligation securities held by the Company were further downgraded by the major rating agencies. These downgrades occurred as a result of continued increases in delinquency and foreclosure levels, as well as deteriorating liquidation values on the repossessed collateral of the specific securities receiving downgrades. Considering the above described downgrades through and subsequent to December 31, 2008, and the sensitivity of the various assumptions used in the Company’s OTTI analysis model, the Company performed OTTI testing on 100% of its non-agency collateralize mortgage obligations as of December 31, 2008.
     As a result of its OTTI testing, the Company recorded an OTTI charge of $40.0 million in the fourth quarter of 2008. In spite of the Company’s intent and ability to hold these securities until they have recovered their cost basis, and despite investment structures that indicate that a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the impairment would be temporary.
     As discussed in Note 1, in early April 2009, the FASB issued FSP FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Among other provisions, the FSP requires entities to split OTTI charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income (OCI). This requirement pertains to both securities held to maturity and securities available for sale. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. A cumulative effect adjustment as of the beginning of the period of adoption is required to reclassify the noncredit component of previously recognized OTTI charges from retained earnings to OCI for securities the entity does not intend to sell and it is more likely than not that the entity will not sell the security prior to recovery. The Company plans to adopt the FSP for its first quarter ended March 31, 2009 and, based on its intent to not sell the securities prior to recovery, estimates it will record a cumulative effective adjustment amounting to $21.4 million as of January 1, 2009.
     Sale of Held to Maturity Investment. In the first quarter of 2008, the Company purchased approximately $302 million of whole loan CMOs and classified them as held to maturity. In April 2008, management became aware of concerns through various institutional investors that certain tranches in these loan pools had significantly deteriorated and that the market for these types of CMO’s had softened considerably. Due to abnormally stressed market conditions, management determined the most appropriate course of action to validate the market value of the held to maturity portfolio was through the marketing and sale of one of its security holdings. As a result of this assessment, the Company sold one of its 45 CMOs with an amortized cost basis of $8.7 million, representing 2.5% of the amortized cost of the held to maturity investment portfolio at the time of sale, which resulted in a gain on sale of $0.6 million.
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

NOTE 4 — LOANS
     Balances of loans are as follows (in thousands):

	December 31,
	2008	2007
Real estate loans:
One-to four-family	$509,341	$553,615
Commercial and multi-family	412,077	420,079
Residential construction	138,389	165,330
Home equity and lines of credit	67,778	66,630

	1,127,585	1,205,654
Commercial loans	221,911	238,918
Consumer loans	80,248	94,983

Total loans	1,429,744	1,539,555
Less:
Allowance for loan losses	26,473	21,464
Net deferred loan fees	(49)	(75)

Net loans	$1,403,320	$1,518,166

     Loans made in the ordinary course of business to related parties, including senior officers and directors of the Company, totaled approximately $7,079,000 and $7,639,000 at December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, $1,073,720 of new loans were made, repayments totaled $1,175,075.
     Activity in the allowance for loan losses was as follows (in thousands):

		Year Ended
		December 31,
	2008	2007	2006
Balance, beginning of period	$21,464	$14,304	$13,546
Provision for loan losses	36,201	12,342	2,805
Charge-offs	(32,111)	(5,886)	(2,352)
Recoveries	919	704	305

Balance, end of period	$26,473	$21,464	$14,304

The following is a summary of information pertaining to impaired loans (in thousands):

	December 31,
	2008	2007
Impaired loans without a valuation allowance	$26,451	$3,467
Impaired loans with a valuation allowance	17,800	29,916

Total impaired loans	$44,251	$33,383

Valuation allowance related to impaired loans	$9,394	$6,790

Total nonperforming loans	$90,721	$61,018

		Year Ended
		December 31,
	2008	2007	2006
Average investment in impaired loans	$38,817	$4,874	$7,925

Interest income recognized on impaired loans	$1,176	$—	$—

NOTE 5 — PREMISES AND EQUIPMENT
     Premises and equipment were as follows (in thousands):

	December 31,
	2008	2007
Land	$9,796	$10,031
Office buildings	35,804	34,310
Furniture, fixtures, and equipment	20,507	19,131
Construction in process	827	1,558

Total premises and equipment	66,934	65,030
Less accumulated depreciation	(24,157)	(21,151)

Net carrying amount	$42,777	$43,879

     Estimated costs to complete construction contracts in process at December 31, 2008 was zero.
     Pursuant to terms of noncancelable lease agreements in effect at December 31, 2008 pertaining to banking premises and equipment, future minimum rent payments under various operating leases are as follows (in thousands):

2009	$1,053
2010	843
2011	709
2012	640
2013	645
Thereafter	1,002

Total	$4,892

     The leases contain options to extend for periods from 5 to 20 years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2008, 2007, and 2006, amounted to $1,197,000, $1,097,000, and $984,000, respectively. The Ft. Meyers Florida office was closed in January 2009 and a write off of $74,000 consisting of the future lease payments was recognized in the first quarter on 2009.
NOTE 6 — LOAN SERVICING
     The unpaid principal balance of mortgage loans serviced for others was approximately $824,884,000, $759,666,000 and $673,380,000 at December 31, 2008, 2007 and 2006, respectively, and are not included in the accompanying consolidated balance sheets.
     The carrying value of mortgage servicing rights included in other assets at December 31, 2008 and 2007 was $5,446,000 and $4,669,000, respectively. The key economic assumptions used in determining the fair value of the mortgage servicing rights are as follows:

		December 31,
	2008	2007	2006
Annual constant prepayment speed	14.14%	14.11%	10.98%
Weighted average life (in months)	268	267	260
Discount rate	8.00%	9.00%	8.50%

     The following table summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in the related valuation allowance (in thousands):

		Year Ended
		December 31,
	2008	2007	2006
Balance, beginning of period	$4,669	$4,281	$4,118
Amount capitalized	2,404	1,781	1,061
Amortization	(1,524)	(1,363)	(941)
Change in valuation reserve	(103)	(30)	43

Balance, end of period	$5,446	$4,669	$4,281

Valuation allowance:
Balance, beginning of period	$55	$25	$68
Additions	155	45	—
Reductions	(52)	(15)	(43)

Balance, end of period	$158	$55	$25

NOTE 7 — DEPOSITS
     Deposit balances are summarized as follows (in thousands):

	December 31,
	2008	2007
Noninterest DDA	$85,828	$90,343
NOW accounts	202,307	198,335
Passbook and savings deposits	102,077	115,638
Money market variable rate accounts	89,365	106,329
Time deposits	814,926	687,421

Total	$1,294,503	$1,198,066

     At December 31, 2008, the scheduled maturities of time deposits were as follows (in thousands):

2008	$359,124
2009	73,087
2010	86,956
2011	22,179
2012	90,866
Thereafter	182,714

Total	$814,926

     Time deposits individually exceeding $100,000 were approximately $163.7 million and $252.8 million at December 31, 2008 and 2007, respectively.
     Deposits from related parties held by the Company at December 31, 2008 and 2007, amounted to $2,341,000 and $2,691,000, respectively.
NOTE 8 — BORROWINGS
FHLB ADVANCES — FHLB advances (“advances”) consist of fixed and variable-rate advances that bear interest at rates ranging from 0.65 percent to 6.55 percent payable monthly. The advances were collateralized by approximately $632.6 million and $470.7 million of loans at December 31, 2008 and 2007, respectively, under a specific collateral agreement. At December 31, 2008, the weighted average interest rate on advances was 4.23 percent.

     The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the FHLB. Scheduled repayments of the advances are as follows at December 31, 2008 (in thousands):

2009	$155,827
2010	99,495
2011	42,579
2012	46,148
2013	61,440
Thereafter	91,697

Total	$497,186

FRB BORROWINGS — FRB borrowings consist of fixed-rate advances that bear interest at rates ranging from 0.28 percent to 1.39 percent payable at maturity. The borrowings have maturities ranging from 28 days to 85 days. The borrowings are collateralized by approximately $331.0 million of loans at December 31, 2008, under a specific collateral agreement. At December 31, 2008, there was $50.0 million outstanding maturing in 2009 with a weighted average interest rate of 0.84 percent. The borrowings may not be prepaid under the terms and conditions of the FRB borrowing agreement.
FEDERAL FUNDS PURCHASED — Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased are excess balances in reserve accounts held at the Federal Reserve Bank that the Company purchases from other member banks on an overnight basis. The daily average amount outstanding of funds purchased during the year ended December 31, 2008 was $1.5 million at a weighted average interest rate of 1.83%.
NOTE 9 — FEDERAL INCOME TAXES
     The consolidated provision for federal income taxes (benefit) consisted of the following (in thousands):

		Year Ended
		December 31,
	2008	2007	2006
Current tax expense (benefit)	$(4,202)	$757	$4,372
Deferred tax expense (benefit)	(19,551)	(509)	132
Deferred tax expense-change in valuation allowance	5,200	—	—

Total income tax expense (benefit)	$(18,553)	$248	$4,504

     Federal income tax expense (benefit) differed from the amounts computed by applying the statutory income tax rate to income (loss) before federal income tax expense (benefit) as a result of the following (in thousands):,

		Year Ended
		December 31,
	2008	2007	2006
Income tax (benefit) at statutory rates	$(26,173)	$720	$4,762
Increase (decrease) resulting from:
Tax-exempt interest expense	(574)	(361)	(365)
Goodwill	3,337
Change in valuation allowance	5,200	—	—
Other	(343)	(111)	188

Total income tax expense (benefit)	$(18,553)	$248	$4,585

     The net deferred income tax asset was comprised of the tax effects of the following temporary differences (in thousands):

	December 31
	2008	2007

Deferred income tax assets:
Allowance for loan losses	$9,001	$7,512
Employee benefit obligations	2,029	2,311
Other than tempory impairment on securities	13,597	—
Net unrealized loss on securities available for sale	1,967	203
Net operating loss carryforward	2,931	—
Non accrual interest	741	158
Other real estate expense	1,009	—
Alternative minimum tax	371
Other	308	383

Total deferred income tax assets	31,954	10,567
Deferred income tax liabilities:
Original issue discount	1,131	1,394
Mortgage servicing rights	1,852	1,634
Accumulated depreciation	3,305	2,825
Core deposit intangible	651	804
Other	1,058	1,268

Total deferred income tax liabilities	7,997	7,925

Net deferred income tax asset before valuation allowance
	23,957	2,642
Valuation allowance	(5,200)	—

Net deferred income tax asset	$18,757	$2,642

At December 31, 2008, the Company had a net operating loss carryforward of approximately $8.6 million that expires in 2028 if not previously utilized. The copy forward period for the above alternative minimum tax credit is indefinite. Deferred tax assets are subject to periodic asset realization tests. Management believes the above valuation allowance is required at December 31, 2008, due to the uncertainty of future taxable income necessary to fully realize the recorded net deferred tax asset. See Note 1, “Income Taxes,” for further information regarding the valuation allowance recorded at December 31, 2008.
NOTE 10 — EMPLOYEE BENEFITS
     DEFINED BENEFIT PENSION PLAN — The Company is a participant in the multiple-employer Financial Institutions Retirement Fund (“FIRF”), which covers substantially all of its officers and employees. The FIRF, for all full-time employees with one year of service, provides benefits based on basic compensation and years of service. As of February 1, 2004, the Company froze the current accrual of benefits under the FIRF plan and ceased accruing future benefits for employees participating in the FIRF, although vesting service will continue. The Company’s contributions are determined by FIRF and generally represent the normal cost of the FIRF. Specific plan assets and accumulated benefit information for the Company’s portion of the FIRF are not available. Under the Employee Retirement Income Security Act of 1974 (ERISA), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The expense of the FIRF allocated to the Company for the years ended December 31, 2008, 2007, and 2006 amounted to $296,000, $653,000 and $416,000, respectively.
DEFINED CONTRIBUTION PLANS — The Company sponsors a qualified savings plan (“Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who have completed at least one year of service. Eligible employees may contribute up to 25 percent of their annual compensation, subject to certain maximums established by the Internal Revenue Service. The Company matches up to 50 percent of the first 4 percent of the employees’ compensation deferred each year. The Company made matching contributions for the years ended December 31, 2008, 2007, and 2006 of approximately $179,000, $188,000, and $155,000, respectively.
DEFERRED COMPENSATION ARRANGEMENTS — The Company has entered into deferred compensation and fee arrangements with certain of its directors and senior officers. The amounts deferred under the arrangements are invested in Company common stock and are maintained in a rabbi trust. The Company has 551,633 and 254,315 treasury shares reserved for the various plans with a related obligation of $3,424,000 and $3,192,000 established within stockholders’ equity as of December 31, 2008 and 2007, respectively. The arrangements are accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. Assets of the rabbi trusts are consolidated with the

Company, and the value of the Company’s stock held in rabbi trusts is classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. The Company recognizes the original amount of deferred compensation (fair value of the restricted stock award at the date of grant) as the basis for recognition in the rabbi trust. Changes in fair value owed to employees are not recognized as the arrangements do not permit diversification and must be settled by the delivery of a fixed number of shares of the Company’s common stock. Net of redemptions, shares repurchased for the rabbi trusts totaled 297,818, 11,950 and 5,243 for the years ended December 31, 2008, 2007 and 2006, respectively. The total shares repurchased have a weighted average price of $2.87 per share.
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

Year Ending
December 31,	Amount
2009	$648
2010	703
2011	763
2012	828
2013	898
Thereafter	3,174

Total	$7,014

     The Company makes annual contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid. Dividends paid on unallocated shares are not considered dividends for financial reporting purposes and are used to pay principal and interest on the ESOP loan. Dividends on allocated shares are charged to retained earnings. Compensation expense is recognized for the ESOP equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of shares committed to be released for allocation and the ESOP’s original acquisition cost is charged or credited to stockholders’ equity (additional paid-in capital). Total compensation expense for the ESOP amounted to $340,000, $870,000 and $1,264,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
     Shares held by the ESOP include the following:

	2008	2007
Allocated	406,473	355,664
Unallocated	355,667	406,476

Total	762,140	762,140

     The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of stockholders’ equity. The fair value of the unallocated shares was approximately $747,000 and $4,987,000 at December 31, 2008 and 2007, respectively.
NOTE 11 — STOCK BASED COMPENSATION
RESTRICTED STOCK AWARDS — The following table summarizes the activity of restricted stock awards:

	Year Ended December 31,
	2008	2007	2006
Beginning of period	78,503	89,626	87,900
Granted	275,000	7,651	7,000
Vested	(13,024)	(16,974)	(5,274)
Forfeited	(5,500)	(1,800)	—

Nonvested, end of period	334,979	78,503	89,626

     Substantially all awards cliff vest after five years from the date of the award. Compensation expense for the awards was approximately $192,000, $310,000 and $330,000 for the years ended December 31, 2008, 2007 and 2006, respectively As of December 31, 2008 there was $801,000 in unrecognized compensation costs related to unvested restricted stock awards. This cost is expected to be recognized over an average of 2.7 years.
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
     At December 31, 2008, 1,210,347 shares were available for future granting of options.
     A summary of the status and activity for options granted under the plan is presented below:

	Year Ended December 31,
		2008			2007			2006
		Weighted			Weighted			Weighted
		Average	Aggregate		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value	Shares	Price	Value
Outstanding, beginning of period	174,887	$19.71		183,272	$19.77		257,059	$20.00
Options granted during the period (1)	34,000	9.37		—	—		—	—
Options forfeited	(17,240)	20.44		(2,975)	21.80		(3,756)	20.61
Options exercised	—	—		(5,410)	20.38		(70,031)	28.39

Outstanding, end of period	191,647	$17.81	$—	174,887	$19.71	$—	183,272	$19.77	$2,010,494

Options exercisable, end of year	157,647	$19.63	$—	174,887	$19.71	$—	180,872	$19.74	$1,989,592

Weighted-average fair value of options granted during the period	$9.37			$—			$—

(1)	No stock options were granted during 2007 and 2006.
     The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price of $2.10 on December 31, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock.
     The total intrinsic value of stock options exercised was approximately $32,000 and $551,000 for the years ended December 31, 2007, and 2006, respectively. There were no options excercised in 2008.

     Information pertaining to options outstanding at December 31, 2008 is as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$23.00 - $24.00	11,103	5.2 years	$23.90	11,103	$23.90
$19.00 - $20.00	65,744	5.6 years	19.92	65,744	19.92
$18.00 - $19.00	80,800	4.2 years	18.81	80,800	18.81
$13.00 - $14.00	3,000	9.2 years	13.95	—	—
$9.00 - $10.00	25,000	9.3 years	9.29	—	—
$7.00 - $8.00	5,000	9.4 years	7.52	—	—
$6.00 - $7.00	1,000	9.5 years	6.82	—	—

Outstanding, end of year	191,647		$17.81	157,647	$19.63

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
     At December 31, 2008 and 2007, actual capital levels and minimum required for the Bank was as follows (in thousands):

			For Capital
	Actual		Adequacy Purposes			To Be Well Capitalized
		Ratio			Ratio			Ratio
	Amount	(Percent)	Amount		(Percent)	Amount		(Percent)
December 31, 2008
Total Capital to Risk Weighted Assets:	$118,507	7.3%	$130,500	≥	8.0%	$163,200	≥	10.0%
Tier 1 Capital to Risk Weighted Assets:	99,258	6.1%	65,300	≥	4.0%	97,900	≥	6.0%
Tier 1 Capital to Average Assets:	99,258	5.0%	80,100	≥	4.0%	100,200	≥	5.0%

December 31, 2007
Total Capital to Risk Weighted Assets:	$158,626	10.5%	$120,500	≥	8.0%	$150,600	≥	10.0%
Tier 1 Capital to Risk Weighted Assets:	140,038	9.3%	60,300	≥	4.0%	90,400	≥	6.0%
Tier 1 Capital to Average Assets:	140,038	7.8%	71,600	≥	4.0%	89,500	≥	5.0%
     At December 31, 2008, the Bank is considered “undercapitalized” under regulatory guidelines for the Total Risk Based Capital measure, and adequately capitalized under the Tier 1 and Leverage measures in accordance with the above minimum regulatory capital requirements. Higher capital requirements may be implemented if warranted by the particular risk profile of the particular institution. Pursuant to a directive of the Company’s Board of Directors (Board Directive) and a subsequent Memorandum of Understanding (MOU) entered into with the banking regulators, the Bank has committed to maintain a minimum Tier 1 Risk Based

Capital ratio of 8% and a minimum Total Risk-Based Capital ratio of 10%. The Bank did not meet these higher capital requirements at December 31, 2008. Pursuant to the MOU, the Board and management are undertaking corrective action with respect to certain asset and credit quality issues and to maintaining the higher capital thresholds.
     As discussed in Note 1, the Company plans to adopt FSP FAS 115-2 and FAS 124-2 for its first quarter ended March 31, 2009 and, based on its intent to not sell the securities prior to recovery, estimates it will record a cumulative effective adjustment amounting to $21.4 million as of January 1, 2009. The effect of this adjustment will increase our capital ratios to 6.1% for Tier 1 Leverage capital, 7.4% for Tier 1 Risk Based Capital and 8.6% for Total Risk Based Capital returning the Bank to an adequately capitalized position.
     The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank (FRB). At December 31, 2008 and 2007, the reserve balance amounted to $25,000 and $25,000, respectively. The Bank implemented a program designed to analyze our reserve requirements during 2006, thereby significantly reducing our requirements with the FRB and reducing noninterest earning assets.
     Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. Accordingly, $118.7 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2008. At December 31, 2008, the Bank’s retained earnings available for the payment of dividends was zero.
     Loans or advances made by the Bank to the Company are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2008, Bank funds available for loans or advances to the Company amounted to approximately $12.7 million.
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
     A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 2008 and 2007 is as follows (in thousands):

	December 31,
	2008	2007
Commercial and stand-by letters of credit	$19,913	$19,441
Unused lines of credit	145,792	190,617
Commitments to originate loans or to refinance existing loans:
Real estate	64,166	46,190
Commercial	2,030	32,598
Consumer	1,021	2,560

Total commitments to extend credit	$232,922	$291,406

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
     Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The fair value of guarantees on financial standby letters of credit was insignificant at December 31, 2008 and 2007.
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
LEGAL CONTINGENCIES — At December 31, 2008, there were no material pending legal proceedings to which the Company is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operation of the Company.
NOTE 14 — FAIR VALUE
     The carrying values and estimated fair values of the Company’s financial instruments are presented below. Certain items, the most significant being premises and equipment, goodwill, pension and deferred compensation arrangements, and the customer relationship intangible do not meet the definition of a financial instrument and are excluded from this disclosure. Accordingly, this fair value information is not intended to, and does not, represent the Company’s underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimates inherently involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.
     The carrying values and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$63,464	$63,464	$20,464	$20,464
Certificates of deposit	1,570	1,570	320	320
Securities available for sale	74,332	74,332	130,521	130,521
Securities held to maturity	250,008	192,642	—	—
Federal Home Loan Bank stock	31,087	31,087	22,014	22,014
Loans held for sale	4,310	4,310	4,139	4,139
Loans	1,403,320	1,423,463	1,518,091	1,539,905
Accrued interest receivable	9,893	9,893	10,306	10,306

Financial liabilities:
Deposits	1,294,503	1,313,617	1,198,066	1,175,388
Federal Home Loan Bank advances and FRB borrowings	547,186	507,101	384,541	394,468
Federal funds purchased	—	—	42,564	42,564
Accrued interest payable	3,796	3,796	4,830	4,830

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
CASH, CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT — Due to their short-term nature, the carrying value of cash and short-term instruments approximate fair values.
SECURITIES AND FHLB STOCK — Fair values for securities available for sale and securities held to maturity are determined as discussed below. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.
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
     Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition in Statement No. 157. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.
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
FHLB ADVANCES and FRB BORROWINGS — Fair values of FHLB advances and FRB Borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
SHORT-TERM BORROWINGS — The carrying values of short-term borrowings approximate fair values.
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
     Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurements, relating to its financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows and earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
     U.S. Treasury securities are assets utilitizing level 1 inputs.
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
     Examples of assets currently utilizing Level 2 inputs are: certain U.S. government agency securities; certain U.S. government sponsored agency securities; municipal bonds; and certain commercial and residential related loans.
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
     The following table presents the balances of the Company’s assets that were measured at fair value on a recurring basis as of December 31, 2008.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale	$74,332	$559	$27,566	$46,207
Derivative financial instruments	425	—	—	425

	$74,757	$559	$27,566	$46,632

Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include U.S. government agency securities, U.S. government sponsored agency fixed income securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified within Level 3 of the valuation hierarchy. As a result of national and global credit market tightness and slowing economic growth, residential mortgage loan delinquency levels have continued to expand through the current reporting period, further causing the market for certain collateralized mortgage obligations to experience abnormal levels of inactivity. Therefore, beginning in the quarter ended September 30, 2008, in accordance with the guidance provided by FSP FAS No. 157-3, these securities are valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for the these securities. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. Specifically, Level 3 fair values for non-agency issued collateralized mortgage obligations are measured using this pricing technique and, as of December 31, 2008, resulted in an increase to the fair value of these securities amounting to $3.1 million, compared to the fair value determined using independent matrix pricing models. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.
     At December 31, 2008, the Company performed OTTI testing on 100% of its available for sale non-agency collateralize mortgage obligations. As a result of this OTTI testing, the Company recorded an OTTI charge on 12 of the securities, totaling $18.3 million, in the fourth quarter of 2008. The analysis indicated that the securities had a discounted cash flow deficiency of approximately $5.1 million, representing the estimated credit loss. The estimated fair value, based on a combination of level 2 and level 3 inputs, including a market participant estimated discount rate, indicated a further loss of approximately $13.2 million. In spite of the Company’s intent and ability to hold these securities until they recover their cost basis, and despite investment structures that indicate a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the impairment would be temporary. See Note 3 to the Company’s Consolidated Financial Statements for further discussion of the OTTI testing process at December 31, 2008.
Derivative Financial Instruments. Fair value measurements for the Company’s interest rate lock commitments written for residential mortgage loans that it intends to sell use significant assumptions that are unobservable, and accordingly, these derivatives are classified as Level 3.
The table below presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2008. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains or losses during the period for assets and liabilities within the Level 3 category presented in the table below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.
Specifically, the tables below reflect gains and losses, including gains and losses on assets that were transferred to Level 3 during the year ended December 31, 2008 for all assets categorized as Level 3.
Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2008
(dollars in thousands)

						Unrealized Gains
						or (Losses) for
	January 1,		Purchases, Sales,			Level 3 Assets
	2008	Total Realized	Other	Net Transfers In	December 31,	Outstanding at
	Beginning	and Unrealized	Settlements and	and/or (out) of	2008 Ending	December 31,
	Balance	Gains or (Losses)	Issuances, Net	Level 3 (1)	Balance	2008
Assets:
Investment securities available for sale	$—	$(24,732)	$(9,937)	$80,876	$46,207	$(5,784)
Derivative financial instruments	—	—	425	—	425	—

	$—	$(24,732)	$(9,512)	$80,876	$46,632	$(5,784)

(1)	Transfers in or out are based on the carrying amount of the security at the beginning of the period.
The Company reclassified certain securities from Level 2 to Level 3 during the year ended December 31, 2008. The reclassifications were due to a reduction in the volume of recently executed transactions and market price quotations for these instruments such that the inputs for these instruments became partially unobservable.
The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include other than temporarily impaired securities held to maturity, mortgage servicing rights, loans held for sale and impaired loans.

The following table presents the balances of the Company’s assets that were measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition, as of December 31, 2008.
Assets Measured at Fair Value on a Nonrecurring Basis
(dollars in thousands)

		Quoted Prices in	Significant	Significant
	Balance at	Active Markets	Observable	Unobservable	Net Gains/(Losses)
	December 31,	for Identical	Inputs	Inputs	for the Year Ended
	2008	Assets (Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets:
Mortgage servicing rights (1)	$5,446	$—	$—	$5,446	$(158)
Impaired loans	34,856	—	25,643	9,213	(33,255)
Investment securities held to maturity (2)	49,960	—	—	49,960	(21,661)

					$(33,413)

(1)	Mortgage servicing rights with a prior carrying value of $5,604,000 were written down to their impaired fair value of $5,446,000. Fair value is determined on a tranche-by-tranche basis. All remaining tranches within the Company’s portfolio are valued at levels above carrying value.

(2)	Certain non-agency collateralized mortgage obligations classified as investment securities held to maturity, with a prior carrying value of $71,621,000, were written down to their impaired fair value of $49,960,000. For more information regarding the Company’s other-than-temporary impairment analysis on its investment securities portfolio refer to Note 3 to the “Company’s Financial Statements” under Item 8 of this report.
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
     Investment Securities Held to Maturity. The Company does not record investment securities held to maturity on a recurring basis. However, on occasion, a held to maturity investment security is considered other than temporarily impaired and a charge to current earnings is recognized for the difference between the amortized cost and fair value of the security. A security is considered impaired when it is probable that all principal and interest due under the original terms of the security issuance agreement will not be collected. Once a security is identified as individually impaired, management measures impairment in accordance with SFAS No. 115. In accordance with SFAS No. 157, impaired securities held to maturity where a charge to current earnings is recognized based on the fair value of collateral require classification in the fair value hierarchy. As a result of national and global credit market tightness and slowing economic growth, residential mortgage loan delinquency levels have continued to expand through the current reporting period, further causing the market for certain collateralized mortgage obligations to experience abnormal levels of inactivity.

Therefore, beginning in the quarter ended December 31, 2008, when certain securities held to maturity were measured at fair value as discussed below, in accordance with the guidance provided by FSP FAS No. 157-3, the Company’s non-agency collateralized mortgage obligations classified as held to maturity are fair valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for the these securities. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. Where quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating. In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified as nonrecurring Level 3 within the valuation hierarchy. Therefore, when management determines the fair value of an impaired held to maturity security through utilization of this type of model, the Company records the impaired security as nonrecurring Level 3.
     At December 31, 2008, the Company performed OTTI testing on 100% of its held to maturity non-agency collateralize mortgage obligations. As a result of this OTTI testing, the Company recorded an OTTI charge on 7 of the securities, totaling $21.7 million, in the fourth quarter of 2008. The analysis indicated that the securities had a discounted cash flow deficiency of approximately $2.4 million, representing the estimated credit loss. The estimated fair value, based on a combination of level 2 and level 3 inputs, including a market participant estimated discount rate, indicated a further loss of approximately $19.3 million. In spite of the Company’s intent and ability to hold these securities until they recover their cost basis, and despite investment structures that indicate a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the impairment would be temporary. See Note 3 to the Company’s Consolidated Financial Statements for further discussion of the OTTI testing process at December 31, 2008.
     Other assets, including premises and equipment, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial assets. Effective February 12, 2008, the FASB issued staff position, FSP FAS No. 157-2, which delayed the applicability of SFAS No. 157 to non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, these assets have been omitted from the above disclosures and are not yet subject to fair value measurement in accordance with SFAS No. 157.’
NOTE 15 — STOCK REPURCHASE PROGRAM
     On October 1, 2002, the Company announced a share repurchase program authorizing the repurchase of shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The program allows management to repurchase up to 428,701 shares of the Company’s common stock, of which 199,446 and 0 shares were repurchased during the years ended December 31, 2007 and 2006, respectively. The repurchased shares are reserved for reissuance in connection with future employee benefit plans and other general corporate purposes. The Company completed the stock repurchase program in October 2007.
     On October 29, 2007, the Company announced a share repurchase program authorizing the repurchase of shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The program allows management to repurchase up to 411,198 shares of the Company’s common stock, of which 0 and 193,100 shares were repurchased during the years ended December 31, 2008 and 2007. The repurchased shares are reserved for reissuance in connection with future employee benefit plans and other general corporate purposes.

NOTE 16 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT COMPANY
     The following represents the condensed financial statements of Citizens First Bancorp, Inc. (“Parent”) only, which should be read in conjunction with the Company’s consolidated financial statements.
BALANCE SHEETS (IN THOUSANDS):

	December 31,
	2008	2007
ASSETS
Cash at subsidiary bank	$439	$249
Securities available for sale	—	3,250
Investment in subsidiaries	107,347	157,580
Deferred taxes and other assets	19,685	9,500

Total assets	$127,471	$170,579

LIABILITIES
Accrued expenses and other liabilities	$19,763	$376

Total liabilities	19,763	376

STOCKHOLDERS’ EQUITY	107,708	170,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,471	$170,579

STATEMENTS OF INCOME (IN THOUSANDS):

	Year Ended
	December 31,
	2008	2007	2006
Income:
Interest on investments	$92	$254	$1,247
Other than temporary impairments on securities (Note 3)	(4,806)	—	—
Loss on sale of securities available for sale	(173)	—	—
Other	—	—	42

Total income (loss)	(4,887)	254	1,289
Expenses:
Interest on short term borrowings	—	29	45
Other	1,478	1,473	1,227

Income (loss), before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiaries	(6,365)	(1,248)	17
Income tax benefit (expense)	(3,458)	43	(329)

Income/Loss, before equity in undistributed net income (loss) of subsidiaries	(9,823)	(1,205)	(312)
Equity in undistributed net income (loss) of subsidiaries	(48,605)	3,075	9,414

Net income (loss)	$(58,428)	$1,870	$9,102

STATEMENTS OF CASH FLOWS (IN THOUSANDS):

	Year Ended
	December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(58,428)	$1,870	$9,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for deferred income taxes	—	—	—
Amortization of securities	—	—	270
Loss on impairment of securities available for sale	4,806	—	—
Loss on sale of securities available for sale	173	—	—
Equity in undistributed net income (loss) of subsidiaries	45,222	3,220	(11,788)
Deferred compensation and ESOP	673	1,522	2,028
(Increase) decrease in accrued interest receivable and other assets	(10,185)	(5,222)	(115)
Increase (decrease) in accrued interest payable and other liabilities	19,387	256	(716)

Net cash provided by (used in) operating activities	1,648	1,646	(1,219)

INVESTING ACTIVITIES
Proceeds from sale or maturity of investments	23	—	16,456

Net cash provided by investing activities	23	—	16,456

FINANCING ACTIVITIES
Proceeds from exercises of stock options	—	118	1,572
Repayment of line of credit	—	—	(3,950)
Purchase of treasury stock	—	(7,634)	(1,567)
Payment of dividends	(1,481)	(3,015)	(2,867)

Net cash used in financing activities	(1,481)	(10,531)	(6,812)

NET CHANGE IN CASH AT SUBSIDIARY BANK	190	(8,885)	8,425
CASH, beginning of period	249	9,134	709

CASH, end of period	$439	$249	$9,134

NOTE 17 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     The following table summarizes the Company’s quarterly results for the years ended December 31, 2008 and 2007 (in thousands):

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Total
Interest income	$29,058	$31,074	$29,946	$27,977	$118,055
Interest expense	16,699	16,342	15,722	15,187	63,950

Net interest income	12,359	14,732	14,224	12,790	54,105
Provision for loan losses	1,131	12,250	19,469	3,351	36,201
Noninterest income (loss)	1,985	3,242	(2,963)	(41,987)	(39,723)
Noninterest expense	11,100	12,053	12,038	19,971	55,162

Income (loss), before federal income tax expense (benefit)	2,113	(6,329)	(20,246)	(52,519)	(76,981)
Federal income tax expense (benefit)	515	(2,237)	(5,382)	(11,449)	(18,553)

Net income (loss)	$1,598	$(4,092)	$(14,864)	$(41,070)	$(58,428)

Earnings (loss) per share, basic	$0.24	$(0.53)	$(1.92)	$(5.14)	$(7.29)

Earnings (loss) per share, diluted	$0.24	$(0.53)	$(1.92)	$(5.14)	$(7.29)

	For the Three-month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Total
Interest income	$29,586	$29,547	$29,501	$28,478	$117,112
Interest expense	15,731	16,066	16,391	16,382	64,570

Net interest income	13,855	13,481	13,110	12,096	52,542
Provision for loan losses	1,259	491	7,556	3,036	12,342
Noninterest income	1,826	1,989	2,109	1,236	7,160
Noninterest expense	10,862	11,854	11,193	11,333	45,242

Income, before federal income tax expense (benefit)	3,560	3,125	(3,530)	(1,037)	2,118
Federal income tax expense (benefit)	1,195	971	(1,258)	(660)	248

Net income (loss)	$2,365	$2,154	$(2,272)	$(377)	$1,870

Earnings (loss) per share, basic	$0.29	$0.27	$(0.29)	$(0.05)	$0.24

Earnings (loss) per share, diluted	$0.29	$0.27	$(0.29)	$(0.05)	$0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008, because of the material weaknesses in internal control over financial reporting discussed in the report below.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that its internal control over financial reporting as of December 31, 2008, was not effective because of the material weaknesses described below.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2008:
1. Other-than-temporary impairment of the CMO portfolio
     As described more fully in Note 3 to the Company’s Consolidated Financial Statements in Item 8, the Company utilizes a market-standard cash flow model to test other-than-temporary impairment (“OTTI”) on its non-agency collateralized mortgage obligations (“CMOs”). The relevant input assumptions utilized by management in determining the potential OTTI charge as of December 31, 2008, resulted in an amount materially less than the charge eventually recorded in the consolidated financial statements.

2. Controls within the Financial Reporting Close and the Form 10-K preparation process
     Due to the effects of the economic turmoil arising from the nationwide banking crisis, high unemployment levels in the Company’s principal markets concentrated in Michigan, and severely depressed real estate values, management was faced with a number of complex accounting and reporting issues during its year-end financial close process. The demands on key accounting and financial reporting personnel, in a compressed period of time, led to a lapse in certain processes and controls associated with the financial reporting close process, including those surrounding the Company’s goodwill impairment testing analyses, as well as its Form 10-K preparation process.
Remediation Plan
     We have developed the following remediation plan to address these material weaknesses and we are proceeding expeditiously with the following measures to enhance internal controls.
•	We will establish formal and consistent policies and procedures for the determination of potential OTTI associated with our CMOs. Such will require that key assumptions and methodologies be subject to a periodic, independent review.

•	The process for the preparation of our periodic reports, including our Form 10-K, will be directly overseen by our CFO. Appropriate and experienced resources will be dedicated to the external financial reporting process.

•	Our Audit Committee will monitor these remediation efforts and may direct additional measures as deemed appropriate.
Attestation Report of the Registered Public Accounting Firm
     BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements contained herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as mentioned above. The only changes in our internal control over financial reporting that occurred subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, relate to the material weaknesses in internal control over financial reporting described above.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Section captioned “Proposal 1 — Election of Directors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2008, for the Annual Meeting of Stockholders to be held on May 21, 2009. Reference is made to the cover page of this Form 10-K and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item relating to executive compensation is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2008, for the Annual Meeting of Stockholders to be held on May 21, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2008, for the Annual Meeting of Stockholders to be held on May 21, 2009.
Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants,	outstanding options,	(excluding securities
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	191,647	$17.81	1,210,347

Total	191,647	$17.81	1,210,347

     The Company does not maintain any equity compensation plans that have not been approved by security holders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Related Parties” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2008, for the Annual Meeting of Stockholders to be held on May 21, 2009. The information required by this item relating to director independence is incorporated herein by reference to the section captioned “Proposal 1-Election of Directors”.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item relating to accountant fees and services is incorporated by reference to the section captioned “Proposal II — Ratification of Independent Auditors” in the Registrant’s Proxy Statement, to be filed within 120 days after December 31, 2008, for the Annual Meeting of Shareholders to be held on May 21, 2009.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
     (1) Financial Statements

Pages in Form 10-K
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	page 60

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	page 61
Statements of Income	page 62
Statements of Changes in Stockholders’ Equity	page 63
Statements of Cash Flows	page 64
Notes to Consolidated Financial Statements	page 65
     (2) Financial Statement Schedules
     All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
     The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:
     (3) Exhibits

3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of Citizens First Bancorp, Inc. (1)

10.1	Form of Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between Citizens First Savings Bank and J. Stephen Armstrong (2)

10.8	Change in Control Agreement between Citizens First Savings Bank and Douglas E. Brandewie (6)

10.9	Change in Control Agreement between Citizens First Savings Bank and William G. Oldford, Jr. (6)

10.10	Change in Control Agreement between Citizens First Savings Bank and Richard Stafford (6)

10.11	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.12	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.13	Amended and Restated Executive Stock Ownership Plan (4)

10.14	Amended and Restated Employee Stock Purchase Plan (7)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.1	Consent of BDO Seidman, LLP

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on May 10, 2007 (Registration No. 0-32041)

(6)	Incorporated by reference into this document from the Exhibits to the Form 10-K as filed with the Securities and Exchange Commission on March 23, 2006 (Registration No. 0-32041).

(7)	Incorporated by reference into this document from the Exhibits to the Form S-8 as filed with the Securities and Exchange Commission on February 29, 2008 (Registration No. 0-32041).
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Bancorp, Inc.
Date: April 15, 2009	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Marshall J. Campbell Marshall J. Campbell	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 15, 2009

/s/ Timothy D. Regan Timothy D. Regan	Secretary, Treasurer (principal accounting and financial officer)	April 15, 2009

/s/ Ronald W. Cooley Ronald W. Cooley	Director	April 15, 2009

/s/ Gerald Bouchard Gerald Bouchard	Director	April 15, 2009

/s/ Walid Demashkieh Walid Demashkieh	Director	April 15, 2009

/s/ Janice U. Whipple Janice U. Whipple	Director	April 15, 2009

/s/ Daniel G Lockwood, CPA Daniel G. Lockwood, CPA	Director	April 15, 2009

/s/ Bethany A. Belanger Bethany A. Belanger	Director	April 15, 2009

Exhibit Index

3.1	Certificate of Incorporation of the Citizens First Bancorp, Inc. (1)

3.2	Bylaws of the Citizens First Bancorp, Inc. (1)

4.0	Draft Stock Certificate of the Citizens First Bancorp, Inc. (1)

10.1	Form of the Citizens First Savings Bank Employee Severance Compensation Plan (1)

10.2	Form of the Citizens First Savings Bank Supplemental Executive Retirement Plan (1)

10.3	Form of the Citizens First Savings Bank Director’s Deferred Fee Agreement (1)

10.4	Employment Agreement between the Citizens First Bancorp, Inc. and Marshall J. Campbell (5)

10.5	Change in Control Agreement between the Citizens First Savings Bank and Randy J. Cutler (2)

10.6	Change in Control Agreement between the Citizens First Savings Bank and Timothy D. Regan (2)

10.7	Change in Control Agreement between the Citizens First Savings Bank and J. Stephen Armstrong (2)

10.8	Change in Control Agreement between the Citizens First Savings Bank and Douglas E. Brandewie (6)

10.9	Change in Control Agreement between Citizens First Savings Bank and William G. Oldford, Jr. (6)

10.10	Change in Control Agreement between Citizens First Savings Bank and Richard Stafford (6)

10.11	Citizens First Bancorp, Inc. 2001 Stock-Based Incentive Plan (3)

10.12	Amended and Restated Management Restricted Stock Purchase Plan (4)

10.13	Amended and Restated Executive Stock Ownership Plan (4)

21.0	Subsidiary Information is incorporated herein by reference to Part I, Item 1, “Business — Subsidiary Activities”

23.1	Consent of BDO Seidman, LLP

31.1	Rule 13a-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the Form S-1, Registration Statement and amendments thereto, initially filed with the Securities and Exchange Commission on November 3, 2000, Registration No. 333-49234.

(2)	Incorporated by reference into this document from the Exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001 (Registration No. 0-32041).

(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on September 30, 2001.

(4)	Incorporated by reference into this document from the Appendix to the Proxy Statement as filed with the Securities and Exchange Commission on April 21, 2003.

(5)	Incorporated by reference into this document from the Exhibits to Registrant’s Form 10-K filed with the Securities and Exchange Commission on May 10, 2007 (Registration No. 0-32041)

(6)	Incorporated by reference into this document from the Exhibits to the Form 10-K as filed with the Securities and Exchange Commission on March 23, 2006 (Registration No. 0-32041).