Form 10-Q
period 2009-03-31
CITIZENS FIRST BANCORP INC
filed 2009-05-15
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,223,968 shares of common stock, par value $0.01 per share, outstanding as of May 6, 2009.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from depository institutions	$21,609	$20,826
Federal funds sold	1,133	—
Interest-bearing deposits in other depository institutions	46,734	42,638

Total cash and cash equivalents	69,476	63,464

Certificates of deposit	2,644	1,571
Securities available for sale, at fair value (Note 3)	86,183	74,332
Securities held to maturity, at book value (Note 3)	214,185	250,008
Federal Home Loan Bank stock, at cost	31,087	31,087
Loans held for sale	9,145	4,310
Loans, less allowance for loan losses of $29,683 and $26,473 (Note 4)	1,363,171	1,403,320
Premises and equipment, net	42,271	42,777
Other intangible assets, net of amortization of $2,581 and $2,486 (Note 5)	1,818	1,914
Accrued interest receivable and other assets	96,910	87,745

Total assets	$1,916,890	$1,960,528

LIABILITIES
Deposits:
Noninterest-bearing	$84,486	$85,828
Interest-bearing	1,265,746	1,208,675

Total deposits	1,350,232	1,294,503

Federal Home Loan Bank advances	374,958	497,186
Federal Reserve borrowings	100,000	50,000
Accrued interest payable and other liabilities	8,422	11,131

Total liabilities	1,833,612	1,852,820

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,526,761 issued	95	95
Additional paid-in capital	94,887	95,041
Retained earnings	62,901	49,235
Accumulated other comprehensive loss	(41,878)	(3,653)
Treasury stock, at cost (1,716,395 and 1,689,423 shares)	(31,472)	(31,541)
Deferred compensation obligation	3,463	3,424
Unearned compensation — ESOP	(4,718)	(4,893)

Total stockholders’ equity	83,278	107,708

Total liabilities and stockholders’ equity	$1,916,890	$1,960,528

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Loans, including fees	$20,034	$24,755
Federal funds sold and interest bearing deposits	25	115
Certificates of deposit	7	4
Securities:
Tax-exempt	62	228
Taxable	6,755	3,956

Total interest income	26,883	29,058
INTEREST EXPENSE
Deposits	9,231	10,804
Federal Reserve and short-term borrowings	117	51
FHLB advances	4,538	5,844

Total interest expense	13,886	16,699

NET INTEREST INCOME	12,997	12,359
PROVISION FOR LOAN LOSSES	8,058	1,131

NET INTEREST INCOME, after provision for loan losses	4,939	11,228
NONINTEREST INCOME
Service charges and other fees	714	762
Mortgage banking activities	2,394	874
Trust fee income	282	326
Gain (loss) on sale of available for sale securities	270	(1)
Other than temporary impairment on securities (includes total losses of $37,356 for 2009, net of $32,761 recognized in other comprehensive income, pre-tax)	(4,595)	—
Other	221	140

Total noninterest income (loss)	(714)	2,101
NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,437	5,508
Office occupancy and equipment	2,178	2,389
Advertising and business promotion	133	140
Stationery, printing and supplies	306	326
Data processing	22	21
Professional fees	958	931
Core deposit intangible amortization	96	96
Nonperforming asset cost	1,491	436
Other	1,353	1,369

Total noninterest expense	11,974	11,216

INCOME (LOSS), before federal income tax expense	(7,749)	2,113
Federal income tax expense	—	515

NET INCOME (LOSS)	$(7,749)	$1,598

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED	$(0.96)	$0.21

DIVIDENDS PER SHARE	$—	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Three months ended March 31, 2008

Balance, December 31, 2007	$95	$95,195	$109,144	$(394)	$(31,438)	$3,192	$(5,591)	$170,203
Deferred compensation	—	—	—	—	48	(85)	—	(37)
Allocation of ESOP shares	—	(33)	—	—	—	—	175	142
Dividends paid ($.09 per share)	—	—	(741)	—	—	—	—	(741)
Comprehensive income (loss):
Net income	—	—	1,598	—	—	—	—	1,598
Change in net unrealized loss on securities available for sale, net of tax effect of ($1,375)	—	—	—	(2,669)	—	—	—	(2,669)

Total comprehensive loss	—	—	—	—	—	—	—	(1,071)

Balance, March 31, 2008	$95	$95,162	$110,001	$(3,063)	$(31,390)	$3,107	$(5,416)	$168,496

Three months ended March 31, 2009

Balance, December 31, 2008	$95	$95,041	$49,235	$(3,653)	$(31,541)	$3,424	$(4,893)	$107,708

Cumulative-effect adjustment relating to adoption of FSP FAS 115-2 and FAS 124-2 (Notes 2 & 3), net of tax of ($11,032)	—	—	21,415	(21,415)	—	—	—	—
Deferred compensation	—	10	—	—	69	39	—	118
Allocation of ESOP shares	—	(164)	—	—	—	—	175	11
Comprehensive income (loss):
Net loss	—	—	(7,749)	—	—	—	—	(7,749)
Non-credit loss portion of other-than-temporary impairments:
Held to maturity securities, net of tax of (10,103)	—	—	—	(18,761)	—	—	—	(18,761)
Available for sale securities, net of tax of (1,364)	—	—	—	(2,533)	—	—	—	(2,533)
Change in net unrealized loss on securities available for sale, net of tax effect of ($190)	—	—	—	(352)	—	—	—	(352)
Accretion of non-credit loss component of other-than-temporary impairment of securities held to maturity, net of tax of $275	—	—	—	511	—	—	—	511
Reclassification adjustment for other than-temporary impairment charge and realized gain on sale of securities available for sale included in net loss, no tax effect	—	—	—	4,325	—	—	—	4,325

Total comprehensive loss	—	—	—	—	—	—	—	(24,559)

Balance, March 31, 2009	$95	$94,887	$62,901	$(41,878)	$(31,472)	$3,463	$(4,718)	$83,278

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(7,749)	$1,598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	8,058	1,131
Deferred compensation and ESOP	129	105
Depreciation	822	838
Core deposit intangible amortization	96	96
Amortization (accretion) of premium (discounts) on securities	(724)	(286)
Proceeds from sale of mortgage loans held for sale	135,386	53,713
Origination of mortgage loans held for sale	(139,742)	(56,580)
Gain on sale of mortgage loans	(479)	(38)
Loss on impairment of securities available for sale	1,725	—
Gain on sale of securities available for sale	(270)	—
Loss on impairment of securities held to maturity	2,870	—
Loss on sale or disposal of premises and equipment	36	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	3,502	(193)
Increase (decrease) in accrued interest payable and other liabilities	(2,709)	188

Net cash provided by operating activities	951	572

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	2,887	4,674
Proceeds from sale of securities available for sale	13,693	—
Purchase of securities available for sale	(30,207)	—
Proceeds from maturities of securities held to maturity	7,639	2,755
Purchase of securities held to maturity	—	(296,583)
Purchase of certificates of deposit	(1,073)	—
Purchase of Federal Home Loan Bank stock	—	(9,072)
Net decrease in loans	26,412	2,531
Proceeds from sale of other real estate owned, held for sale	2,561	2,089
Purchase of premises and equipment	(352)	(902)

Net cash provided by (used in) lending and investing activities	21,560	(294,508)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	55,729	111,068
Net decrease in short term borrowings	—	(39,301)
Net increase in FRB borrowings	50,000	—
Proceeds from exercises of stock options	—	—
Repayment of FHLB advances	(169,228)	(71,872)
Proceeds from FHLB advances	47,000	293,941
Payment of dividends	—	(741)

Net cash provided by (used in) deposit and financing activities	(16,499)	293,095

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,012	(841)
CASH AND CASH EQUIVALENTS, beginning of period	63,464	20,464

CASH AND CASH EQUIVALENTS, end of period	$69,476	$19,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$14,219	$15,348
Federal income taxes	—	—
Supplemental noncash disclosure:
Transfers from loans to other real estate	5,679	3,514
See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Citizens First Bancorp, Inc. and Subsidiaries and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 allowed entities to electively defer the effective date of SFAS 157 until January 1, 2009 for non-financial assets and non-financial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company applied the fair value measurement and disclosure provisions of SFAS 157 to non-financial assets and non-financial liabilities effective January 1, 2009. The application of such was not material to the Company’s results of operations or financial position, although it did result in additional disclosures included in Note 10 relating to non-financial assets.
     In December 2007, the FASB issued SFAS 141(R), Business Combinations, to further enhance the accounting and financial reporting to related business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the adoption of SFAS 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008. The adoption of this standard has had no impact on the Company’s results of operations or statement of position.
     In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 was adopted January 1, 2009, and did not have a material effect on the Company’s derivative disclosures.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 became effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this FSP has had no impact on the Companys results of operations or statement of position.
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in SFAS 128, Earnings Per Share. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented is required to be adjusted retrospectively to conform with the provisions of this FSP. Adoption of this FSP had no impact on first quarter 2009 or 2008 earnings per share as the Company has no participating securities.
     In early April 2009, the FASB issued the following FSPs that are intended to provide additional guidance and require additional disclosures relating to fair value measurements and other-than-temporary impairment (OTTI) on an interim and/or annual basis:
•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is required to be applied prospectively and retrospective application is not permitted. It will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2 (see below). The Company early adopted this FSP for the quarter ended March 31, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note 10.
•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. This FSP defines the credit component of an OTTI charge as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income. In addition, this FSP requires additional disclosures about investment securities on an interim basis. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4. The Company early adopted this FSP for the quarter ended March 31, 2009 and, based on its intent to not sell the securities prior to recovery, recorded a cumulative effect adjustment amounting to $21.4 million as of January 1, 2009. The early adoption of the FSP resulted in reducing the loss recognized in earnings on debt securities determined to be other-than-temporarily impaired during the quarter ended March 31, 2009 by $32.8 million. Refer to Note 3 for additional disclosures regarding the adoption of this FSP.

•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual reporting periods. The FSP also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity can early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company did not adopt this FSP for the quarter ended March 31, 2009. The adoption of this FSP in the second quarter will result in additional disclosures.
NOTE 3 — INVESTMENT SECURITIES
     The following table summarizes the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2009, and December 31, 2008, with gross unrealized gains and losses therein (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$507	$43	—	$550
U.S. government agency obligations	30,446	20	$384	30,082
Obligations of state and political subdivisions	8,982	49	224	8,807
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	4,120	89	20	4,189
Non-agency CMO’s	61,326	—	18,772	42,554
Asset-backed securities	1	—	—	1

Total securities available for sale	$105,382	$201	$19,400	$86,183

Held to maturity:
Non-agency CMO’s	$199,135	$—	$25,448	$173,687
Asset-backed securities	15,050	—	1,226	13,824

Total securities held to maturity	$214,185	$—	$26,674	$187,511

	December 31, 2008
Available for sale:
U.S. Treasury securities	$508	$52	—	$560
U.S. government agency obligations	513	20	$4	529
Obligations of state and political subdivisions	8,982	13	242	8,753
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	17,957	333	8	18,282
Non-agency CMO’s	51,991	—	5,784	46,207
Asset-backed securities	1	—	—	1

Total securities available for sale	$79,952	$418	$6,038	$74,332

Held to maturity:
Non-agency CMO’s	$233,735	$—	$54,575	$179,160
Asset-backed securities	16,273	—	2,791	13,482

Total securities held to maturity	$250,008	$—	$57,366	$192,642

     The amortized cost and estimated fair value of securities available for sale and held to maturity by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	March 31, 2009
	Amortized	Fair
	Cost	Value
Due within one year or less	$496	$497
Due after one year through five years	3,058	3,129
Due after five years through ten years	3,209	3,205
Due after ten years	33,173	32,609

Total	39,936	39,440
Mortgage-backed securities	279,630	234,254

Total	$319,566	$273,694

     Information pertaining to securities available for sale and held to maturity with gross unrealized losses at March 31, 2009, and December 31, 2008, aggregated by major security type and length of time in a continuous loss position, follows (in thousands):

	March, 31 2009
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available for sale:
U.S. Treasury securities	—	—	—	—		—
U.S. government agency obligations	$384	$14,722	—	—	$384	$14,722
Obligations of state and political subdivisions	224	3,693	—	—	224	3,693
Mortgage-backed securities:					—
Issued or guaranteed by U.S. government agencies	20	1,534	—	—	20	1,534
Non-agency CMO’s	18,772	42,554	—	—	18,772	42,554

Total securities available for sale	$19,400	$62,503	$—	$—	$19,400	$62,503

Held to maturity:
Non-agency CMO’s	$25,448	$65,135	—	—	$25,448	$65,135
Asset-backed securities	1,226	4,124	—	—	1,226	4,124

Total securities held to maturity	$26,674	$69,259	$—	$—	$26,674	$69,259

	December, 31 2008
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available for sale:
U.S. Treasury securities	—	—	—	—	—	—
U.S. government agency obligations	$4	$126	—	—	$4	$126
Obligations of state and political subdivisions	242	7,146	—	—	242	7,146
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	8	18,282	—	—	8	18,282
Non-agency CMO’s	5,784	14,129	—	—	5,784	14,129

Total securities available for sale	$6,038	$39,683	$—	$—	$6,038	$39,683

Held to maturity:
Non-agency CMO’s	$54,575	$179,160	—	—	$54,575	$179,160
Asset-backed securities	2,791	13,482	—	—	2,791	13,482

Total securities held to maturity	$57,366	$192,642	$—	$—	$57,366	$192,642

     At March 31, 2009, the Company had no securities in an unrealized loss position greater than 12 months, and 54 securities in an unrealized loss position less than 12 months. The number of securities in a loss position decreased as a result of the OTTI taken in the first quarter of 2009.
     At December 31, 2008, the Company had no securities in an unrealized loss position greater than 12 months, and 76 securities in an unrealized loss position less than 12 months.

     Proceeds from sales and calls of securities available for sale amounted to zero for both of the three months ended March 31, 2009 and 2008. Impacting earnings in 2009 is an other-than-temporary impairment charge related to credit loss on 33 non-agency collateralized mortgage obligation securities in the amount of $4.6 million, as discussed below.
     It is the Company’s policy to assess whether its mortgaged-backed and collateralized mortgage obligation securities are considered within the scope of EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF 99-20), at date of acquisition of the security. EITF 99-20 excludes from its scope beneficial interests in securitized financial assets that are of “high credit quality” (e.g., securities guaranteed by the U.S. government, its agencies, or other creditworthy guarantors and loans or securities sufficiently collateralized to ensure that the possibility of credit loss is remote). The SEC staff has acknowledged that beneficial interests rated ‘AA’ or better should be deemed to be of high credit quality. The Bank’s mortgage backed and collateralized mortgage obligation securities held at March 31, 2009 and December 31, 2008 were either backed by agencies of the U.S. government or were rated ‘AA’ or higher at date of acquisition, thus are not considered to be within the scope of EITF 99-20.
     Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.
     In determining OTTI under the SFAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
     When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of March 31, 2009, the Company’s securities portfolio consisted of 129 securities, of which 54 were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency collateralized mortgage obligations, as discussed below. The number of securities in a loss position decreased as a result of the OTTI taken in the first quarter of 2009.
Non-Agency Collateralized Mortgage Obligations
     At March 31, 2009, approximately $292.7 million (based on amortized cost before impairment charges), or 90%, of the Company’s non-agency collateralized mortgage obligations were rated below investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $88.4 million before measurement and/or recognition of any OTTI charges. The remaining $32.6 million, or 10%, of the Company’s non-agency collateralized mortgage obligations were rated investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $6.8 million before measurement and/or recognition of any OTTI charges. Due to the explicit credit risk involved with these non-U.S. government agency securities, the Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of each security. OTTI evaluation was based on estimated cash flow projections of the underlying loans collateralizing each security utilizing projected default rates, further anticipated decreases in housing prices and resulting increases in loss severities upon liquidation. Key assumptions utilized in the evaluation were as follows:
•	Housing market depreciation — decreasing by an additional 10% during 2009 to a bottom and then stabilizing during 2010 before reversing to an upward trend beginning in 2011 and thereafter.

•	Default rates — liquidation of 100% of each security’s current foreclosure and REO balances linearly over the next 12 months, liquidation of 100% of current 60 and 90 day delinquent balances linearly over the next 13 to 24 months, refilling and liquidation of a range of 25% to 75% of current 60 and 90 day delinquent balances based on security vintage linearly over the next 25 to 36 months (with 2007 vintages refilled at 75%, 2006 at 50% and earlier vintages at 25%), and then ramping, based on vintage, to a 0% terminal default rate linearly over a period ranging from 129 to 177 months following month 36.

•	Loss severities — held constant to slightly upward trending during the remainder of 2009, before trending downward to terminal loss severities of 23%, in a linear fashion, at 1% per year.

•	Discount rates — estimated cash flows were discounted at rates ranging from 3.68% to 9.94% based on the Company’s expected effective yields.
Based on the Company’s impairment evaluation, 33 non-agency collateralized mortgage obligation securities were indicated to be other-than-temporarily impaired at March 31, 2009. Unrealized losses on these securities totaled $37.4 million and estimated credit related losses totaled $4.6 million. Estimated credit losses were charged to current earnings during the three month period ended March 31, 2009, and the difference between total unrealized losses and estimated credit losses, or $32.8 million, was charged against other comprehensive income within the equity section of the balance sheet, net of deferred taxes.
The following table summarizes the 33 non-agency collateralized mortgage obligation securities by year of vintage with OTTI, credit ratings, and related credit losses recognized in earnings at March 31, 2009, plus 1 non-agency collateralized mortgage obligation security with OTTI at December 31, 2008 with no further credit loss impairment at March 31, 2009 (in thousands):

								Additional OTTI
							Total OTTI	During the Three	Total OTTI
							Related to Credit	Month Period	Related to Credit
	Year of Vintage						Loss at	Ended	Loss at
	2003	2004	2005	2006	2007	Total	January 1, 2009	March 31, 2009	March 31, 2009
Rating:
Total Non-Agency CMOs
AAA	$2,556	$—	$—	$—	$—	$2,556	$—	$3	$3
AA	—	—	9,701	—	—	9,701	—	20	20
A	—	1,229	—	10,003	—	11,232	—	312	312
BBB	—	—	1,576	—	—	1,576	—	14	14
BB and below	—	—	19,744	105,307	25,367	150,418	7,545	4,246	11,791

Total Non-Agency CMOs	$2,556	$1,229	$31,021	$115,310	$25,367	$175,483	$7,545	$4,595	$12,140

Alt-A Non-Agency CMOs
AAA	$2,556	$—	$—	$—	$—	$2,556	$—	$3	$3
AA	—	—	9,701	—	—	9,701	—	20	20
A	—	1,229	—	—	—	1,229	—	137	137
BBB	—	—	1,576	—	—	1,576	—	14	14
BB and below	—	—	19,744	101,069	17,022	137,835	7,464	3,972	11,436

Total Alt-A	$2,556	$1,229	$31,021	$101,069	$17,022	$152,897	$7,464	$4,146	$11,610

Prime Non-Agency CMOs
AAA	$—	$—	$—	$—	$—	$—	$—	$—	$—
AA	—	—	—	—	—	—	—	—	—
A	—	—	—	10,003	—	10,003	—	175	175
BBB	—	—	—	—	—	—	—	—	—
BB and below	—	—	—	4,238	8,345	12,583	81	274	355

Total Prime	$—	$—	$—	$14,241	$8,345	$22,586	$81	$449	$530

NOTE 4 — LOANS
     Loans were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Real estate loans:
One-to four-family	$503,174	$510,909
Commercial	424,084	412,271
Construction	140,940	138,389
Home equity lines of credit	70,498	67,778

	1,138,696	1,129,347
Commercial loans	179,327	221,911
Consumer loans	74,521	78,331

Total loans	1,392,544	1,429,589
Less:
Allowance for loan losses	29,683	26,473
Net deferred loan fees	(310)	(204)

Net loans	$1,363,171	$1,403,320

NOTE 5 — INTANGIBLES
     Core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at March 31, 2009 and December 31, 2008 were $1.8 million and $1.9 million, respectively. Amortization expense for the next 5 years is as follows: $286,000 in 2009, and $383,000 in 2010, 2011, 2012, and 2013 respectively. Core deposit intangibles are accounted for according to SFAS 142, Goodwill and Other Intangible Assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives.
NOTE 6 — OFF BALANCE SHEET ITEMS
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
     The total contractual amounts of standby letters of credit were $19.0 million and $19.9 million at March 31, 2009 and December 31, 2008, respectively. There were no contractual amounts outstanding of commercial letters of credit at March 31, 2009 or December 31, 2008.
     At March 31, 2009, the Company had outstanding commitments to originate loans of $227.4 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $9.1 million at both March 31 2009 and December 31, 2008. The fair value of forward contracts was insignificant at March 31, 2009 and December 31, 2008.
NOTE 7 — FAIR VALUE
     Certain assets are recorded at fair value to provide financial statement users an enhanced understanding of the Company’s quality of earnings, with some assets measured on a recurring basis and others measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. SFAS No.157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. A brief description of each level follows.
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
     U.S. Treasury securities are assets utilizing Level 1 inputs.
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
     Examples of assets currently utilizing Level 3 inputs are: certain commercial and residential real estate loans, non-agency CMO’s, and mortgage servicing rights.
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
     The following table presents the balances of the Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
(dollars in thousands)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale	$86,183	$550	$43,079	$42,554
Derivative financial instruments	1,060	—	—	1,060

	$87,243	$550	$43,079	$42,979

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008
(dollars in thousands)

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Balance at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale	$74,332	$559	$27,566	$46,207
Derivative financial instruments	425	—	—	425

	$74,757	$559	$27,566	$46,632

     Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating. Recurring Level 1 securities would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include U.S. government agency securities, U.S. government sponsored agency fixed income securities, mortgage-backed securities, and municipal bonds. In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified within Level 3 of the valuation hierarchy. As a result of national and global credit market tightness and slowing economic growth, residential mortgage loan delinquency levels have continued to expand through the current reporting period, further causing the market for certain collateralized mortgage obligations to experience abnormal levels of inactivity. As a result, these securities are valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for the these securities. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. Specifically, Level 3 fair values for non-agency issued collateralized mortgage obligations are measured using this pricing technique and, as of March 31, 2009, resulted in an increase to the fair value of these securities amounting to $6.4 million, compared to the fair value determined using independent matrix pricing models. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.
     At March 31, 2009, the Company performed OTTI testing on 100% of its available for sale non-agency collateralize mortgage obligations. As a result of this OTTI testing, the Company recorded an OTTI charge to earnings on 15 of the securities, totaling $1.7 million, representing the estimated credit loss, in the first quarter of 2009. The estimated fair value, based on a combination of level 2 and level 3 inputs, including a market participant estimated discount rate, indicated a further non-credit related OTTI charge of approximately $3.9 million, which was recorded in other comprehensive income. In spite of the Company’s intent and ability to hold these securities until they recover their cost basis, and despite investment structures that indicate a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the credit and non-credit loss impairments would be temporary. See Note 3 for further discussion of the OTTI testing process at March 31, 2009.
     Derivative Financial Instruments. Fair value measurements for the Company’s interest rate lock commitments written for residential mortgage loans that it intends to sell use significant assumptions that are unobservable, and accordingly, these derivatives are classified as Level 3.
     The tables below present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category.
     The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the quarter ended March 31, 2009.
Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2009
(dollars in thousands)

						Unrealized Gains
						or (Losses) for
	January 1,	Total Realized	Purchases,			Level 3 Assets
	2009	and Unrealized	Sales, Other	Net Transfers		Outstanding at
	Beginning	Gains or	Settlements and	In and/or (out)	March 31, 2009	March 31,
	Balance	(Losses)	Issuances, Net	of Level 3	Ending Balance	2009
Assets
Investment securities available for sale	$46,207	$(1,397)	$(2,256)	$—	$42,554	$(3,390)
Derivative financial instruments	$425	$—	$635	$—	$1,060	$—
     The Company also has financial assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include other-than-temporarily impaired securities held to maturity, mortgage servicing rights, loans held for sale, impaired loans, and real estate owned and repossessed property. Effective January 1, 2009, the Company adopted FSP 157-2, which requires application of the provisions of SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis. Non-financial assets include real estate owned and foreclosed and repossessed property.
     The following table presents the balances of the Company’s assets that were measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition, as of March 31, 2009 and December 31, 2008.

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2009
(dollars in thousands)

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Mortgage servicing rights (1)	$5,643	$—	$—	$5,643
Impaired loans	67,103	—	38,715	28,388
Investment securities held to maturity (2)	122,376	—	—	122,376
Other real estate and repossessed property	23,154	—	22,665	489

Total	$218,276	$—	$61,380	$156,896

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2008
(dollars in thousands)

		Quoted Prices
		in Active	Significant	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Mortgage servicing rights (1)	$5,446	$—	$—	$5,446
Impaired loans	34,856	—	25,643	9,213
Investment securities held to maturity	49,960	—	—	49,960

	$90,262	$—	$25,643	$64,619

(1)	Mortgage servicing rights with a prior carrying value of $5,020,000 increased from $5,179,000 on a gross basis to $5,809,000 at March 31, 2009 and then were written down to their impaired fair value of $5,643,000. Fair value is determined on a tranche-by-tranche basis. All remaining tranches within the Company’s portfolio are valued at levels above carrying value.

(2)	Certain non-agency collateralized mortgage obligations classified as investment securities held to maturity, with a prior carrying value of $170,475,000, were written down to their impaired fair value of $122,376,000. For more information regarding the Company’s other-than-temporary impairment analysis on its investment securities portfolio refer to Note 3.
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
     Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established. A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
     Investment Securities Held to Maturity. The Company does not record investment securities held to maturity on a recurring basis. However, in accordance with evaluation for OTTI under SFAS 115, a held to maturity investment security may, on occasion, be considered other than temporarily impaired. When an OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis . If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. In accordance with SFAS 157, impaired securities held to maturity where a charge to current earnings is recognized based on the fair value of collateral require classification in the fair value hierarchy. As a result of national and global credit market tightness and slowing economic growth, residential mortgage loan delinquency levels have continued to expand through the current reporting period, further causing the market for certain collateralized mortgage obligations to experience abnormal levels of inactivity. Therefore, when certain securities held to maturity were measured at fair value as discussed below, the Company’s non-agency collateralized mortgage obligations classified as held to maturity are fair valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for the these securities. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. Where quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating. In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified as nonrecurring Level 3 within the valuation hierarchy. Therefore, when management determines the fair value of an impaired held to maturity security through utilization of this type of model, the Company records the impaired security as nonrecurring Level 3.
     At March 31, 2009, the Company performed OTTI testing on 100% of its held to maturity non-agency collateralize mortgage obligations. As a result of this OTTI testing, the Company recorded an OTTI charge to earnings on 18 of the securities, totaling $2.9 million, representing the estimated credit loss, in the first quarter of 2009. The estimated fair value, based on a combination of level 2 and level 3 inputs, including a market participant estimated discount rate, indicated a further loss of approximately $28.9 million, which was recorded in other comprehensive income. In spite of the Company’s intent and ability to hold these securities until they recover their cost basis, and despite investment structures that indicate a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the credit and non-credit loss impairments would be temporary. See Note 3 for further discussion of the OTTI testing process at December 31, 2008.
     Real Estate Owned and Repossessed Assets. These assets are reported in the above nonrecurring table at initial recognition of impairment and on an ongoing basis until recovery or charge-off. At time of foreclosure or repossession, real estate owned and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans to real estate owned and repossessed assets, establishing a new cost basis. At that time, they are reported in the Company’s fair value disclosures in the above nonrecurring table.
NOTE 8 — STOCK BASED COMPENSATION
     Under the Company’s stock-based incentive plan, the Company may grant restricted stock awards and options to its officers, employees, directors and consultants for up to 476,338 and 1,429,014 shares of common stock, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), Share Based Payment, using the modified-prospective transition method. SFAS 123(R) established a fair value method of accounting for stock options whereby compensation expense is recognized based on the computed fair value of the options on the grant date. The Company recognizes compensation expense related to restricted stock awards over the period the services are performed, subject to forfeiture as discussed below.

     At March 31, 2009, stock options outstanding had a weighted average remaining contractual life of 5.4 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at March 31, 2009:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices (1)	Outstanding	Life	Price	Exercisable	Price
$23.00 - $23.99	11,103	4.9 years	$23.90	11,103	$23.90
$19.00 - $19.99	65,124	5.3 years	19.92	65,124	19.92
$18.00 - $18.99	80,800	3.9 years	18.81	80,800	18.81
$13.00 - $13.99	3,000	8.9 years	13.95	—	—
$9.00 - $9.99	25,000	9.0 years	9.29	—	—
$7.00 - $7.99	5,000	9.1 years	7.52	—	—
$6.00 - $6.99	1,000	9.2 years	6.82	—	—

Total	191,027		$17.81	157,027	$19.63

(1)	All tranche exercise prices were above the closing price at March 31, 2009, the last business day of the quarter.
     On December 18, 2008, the Compensation Committee reviewed the Company’s Profit Plan, and considered the importance of that Profit Plan to the Company’s Capital Plan. Thereupon, the Committee resolved to issue, as long term incentive, restricted stock awards to key members of its senior management using annual earnings as the performance metric for forfeitures. The following Long Term Incentive Restricted Stock Awards were granted to the named executive officers (NEOs): Mr. Campbell (100,000 shares), Mr. Regan (30,000 shares), Mr. Armstrong (20,000 shares), Mr. Brandewie (30,000 shares), and Mr. Stafford (30,000 shares). Each NEO’s award will vest on March 7, 2012, and will vest earlier upon change in control of Company or upon termination of the NEO’s employment without just cause; but each award is subject to forfeiture, as follows:
•	Approximately one-third of the shares awarded (the “2009 Shares”) will be subject to forfeiture on March 14, 2010 in the event the Company’s Earnings Per Share (“EPS”) goal for calendar year 2009 as set forth in the Company’s Profit Plan (the “2009 Goal”) is not attained. To the extent the Company does not have EPS, all 2009 Shares will be forfeited. To the extent the Company achieves EPS in the 2009 calendar year which is less than the 2009 Goal, the 2009 Shares forfeited for that year will be the 2009 Shares multiplied by a fraction, the numerator of which is the difference between (i) the 2009 Goal; and (ii) the EPS achieved by the Company for 2009, and the denominator of which is the 2009 Goal. Any of the 2009 Shares which are forfeited under this subparagraph would be added to the 2010 Shares, and the 2010 Shares would be increased thereby.

•	Approximately one-third of the shares awarded (the “2010 Shares”) will be subject to forfeiture on March 14, 2011 in the event the Company’s EPS goal for calendar year 2010 as set forth in the Company’s Profit Plan (the “2010 Goal”) is not attained. To the extent the Company does not have EPS, all 2010 shares will be forfeited. To the extent Company achieves EPS in the 2010 calendar year which is less than the 2010 Goal, the 2010 Shares forfeited for that year will be the 2010 Shares multiplied by a fraction, the numerator of which is the difference between (i) the 2010 Goal; and (ii) the EPS achieved by the Company for 2010, and the denominator of which is the 2010 Goal. Any of the 2010 Shares which are forfeited under this subparagraph would be added to the 2011 Shares, and the 2011 Shares would be increased thereby.

•	Approximately one-third of the shares awarded (the “2011 Shares”) will be forfeited on March 7, 2012 if the Company’s EPS for calendar year 2011 as set forth in the Company’s Profit Plan (the “2011 Goal”) is not attained. To the extent the Company does not have EPS, all 2011 shares will be forfeited. To the extent the Company achieves EPS in the 2011 calendar year which is less than the 2011 Goal, the 2011 Shares forfeited for that year will be the 2011 shares multiplied by a fraction, the numerator of which is the difference between (i) the 2011 Goal; and (ii) the EPS achieved by the Company for 2011, and the denominator of which is the 2011 Goal.
     At any time prior to the distribution of share certificates, the number of shares to be forfeited, or not to be forfeited, shall be recomputed to the extent necessary to reflect any restatement of EPS for the applicable year.
     During the three months period ended March 31, 2009 and 2008, the Company granted 7,955 and zero restricted stock awards, respectively, and options to purchase zero and 3,000 shares of stock, respectively, to certain officers of the Company. The restricted stock awards vest on February 1, 2012. Upon vesting, the restricted stock awards will be converted to shares of the Company’s stock on a one-to-one basis.

     Stock options have an exercise price equal to the market value of the common stock on the date of grant, vest on a three-to-ten-year straight line basis and expire 10 years following the date of grant. The Company utilizes the Black-Scholes option pricing model to measure compensation expense for stock option grants. The Company also projects estimated forfeitures over the requisite service period.
     The Company recognized compensation expense related to share-based awards of $85,000 for the three month period ended March 31, 2009, compared to $0 for the three period ended March 31, 2008.
     As of March 31, 2009, there was $737,000 of total unrecognized pre-tax compensation expense related to nonvested restricted stock awards outstanding. The weighted average term over which this expense will be recognized is 2 years assuming the previously discussed performance criteria are met.
     Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.
     There were no stock options exercised during the three month periods ended March 31, 2009 and 2008.
NOTE 9 — EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, excluding unvested stock awards. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Treasury and unallocated ESOP shares are not considered outstanding for purposes of calculating basic or diluted earnings (loss) per share.
     Earnings (loss) per common share have been computed based on the following (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(7,749)	$1,598

Average number of common shares outstanding used to calculate basic earnings per common share	8,030,977	7,747,636
Effect of dilutive securities	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	8,030,977	7,747,636

Number of antidilutive stock awards excluded from diluted earnings per share computation	573,907	273,041

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following analysis discusses changes in the financial condition and results of operations of the Company for the periods presented and should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1, of this document.
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
     CRITICAL ACCOUNTING POLICIES. As of March 31, 2009, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2008 Annual Report. Management believes its critical accounting policies relate to the Company’s securities, allowance for loan losses, mortgage servicing rights and core deposit intangibles.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008
     Summary. Total assets decreased $43.6 million, or 2.2%, to $1.917 billion at March 31, 2009, from $1.961 billion at December 31, 2008, as a result of an decrease of $40.0 million in net loans to $1.363 billion at March 31, 2009 from $1.403 billion at December 31, 2008, Total investment securities decreased by $24.0 million or 7.4% to $300.4 million at March 31, 2009 from $324.3 million at December 31, 2008. This decrease is due primarily to the combined result of credit and non-credit related OTTI charges to the Company’s non-agency CMO portfolio totaling $37.4 million, sale of a $13.4 million U.S. government agency CMO, purchase of U.S. government sponsored agency debt securities totaling $30.2 million and proceeds from maturity and principal prepayments on mortgage related securities totaling $10.5 million. OTTI charges to the Company’s non-agency CMO portfolio are indicative of continued downgrades as applied by the major rating agencies since acquisition of these securities. Since acquisition of these securities and up to May 11, 2009, $18.8 million, or 7.2%, of the amortized cost, before OTTI charges realized at March 31, 2009, of the securities held to maturity portfolio, have been downgraded by the major rating agencies to levels still considered investment grade. In addition, the remaining $243.4 million, or 92.8%, of the amortized cost of the securities held to maturity portfolio have been downgraded to sub-investment grade levels. Similar security types within the available for sale securities portfolio have also experienced major rating agency downgrades. Since acquisition date and up to May 11, 2009, $13.8 million, or 21.8%, of the amortized cost of the available for sale securities portfolio have been downgraded to levels still considered investment grade, while the remaining $49.3 million, or 78.2%, has been downgraded to sub-investment grade levels. These downgrades have occurred as a result of the continued increase in delinquency levels impacting the residential real estate markets nationally and, more specifically as delinquency levels are impacting the underlying collateral of the specific securities receiving downgrades. The major rating agencies will continue to review these residential real estate collateralized investment types and could possibly apply further downgrades to these and other investments within the Company’s investment portfolio. The Asset/Liability Committee will continue to review these investments and closely monitor their performance. Reference is made to Note 3 for additional information regarding the Company’s analysis and review for other than temporary impairment (OTTI) relating to these securities. This OTTI analysis will continue to be performed on a quarterly basis. Considering the above described downgrades and the sensitivity of the various assumptions used in the Company’s OTTI analysis model, there is an increased risk that the Company will experience additional OTTI charges in future periods related to it’s non-agency collateralized mortgage obligations.
     Total net loans decreased during the period by 2.9% or $40.0 million to $1.363 billion from $1.403 billion at December 31, 2008. Most areas decreased slightly, with the largest decreases coming in the commercial loans and commercial real estate loan categories.

Commercial loans decreased by 19.2% or $42.6 million to $179.3 million at March 31, 2009 from $221.9 million at December 31, 2008 while commercial real estate increased by $11.8 million to $424.1 million at March 31, 2009 from $412.3 million at December 31, 2008. The decrease in loans was a result of the Company’s strategy to de-leverage it’s balance sheet along with the general slowdown in the overall economy. We expect lending activity to continue at reduced levels during 2009 as a result of the current rate environment and the general economic conditions in the State of Michigan, which are the worst seen in over 25 years.
     Total liabilities decreased by 1.0% or $19.2 million to $1.834 billion at March 31, 2009 from $1.853 billion at December 31, 2008. The decrease was primarily the result of a decrease in Federal Home Loan Bank advances of $122.2 million or 24.6% to $375.0 million at March 31, 2009 from $497.2 million at December 31, 2008 as the Company decreased its dependence on the FHLB. Offsetting this decrease, total deposits increased by 4.3% or $55.7 million to $1.350 billion at March 31, 2009 from $1.295 billion at December 31, 2008. At the same time, the Company increased its short term borrowings at the Federal Reserve Bank to $100.0 million at March 31, 2009 from $50.0 million at December 31, 2008.
     While deposit growth has been significant during the first quarter of 2009, management expects that balances of Federal Reserve and FHLB borrowings may increase in subsequent periods, depending on future deposit growth and which borrowing opportunity makes the most economic sense after analyzing maturity and repricing data and balancing interest rate risk.
     Portfolio Loans and Asset Quality. Nonperforming loans totaled $95.7 million at March 31, 2009 compared to $90.7 million at December 31, 2008, an increase of 5.5% or $5.0 million. This represents an increase to 6.87% of total loans at March 31, 2009 compared to 6.35% at December 31, 2008. As indicated by the table below, $11.4 million of the increase in total nonperforming loans resulted from an increase in nonperforming real estate loans. Other real estate increased by $1.3 million as a result of foreclosed loans. In the other real estate area, during the first quarter of 2009, management has noted increases in the number of property sales and increases in the numbers of offers on properties owned. While there can be no assurance this trend will continue, management believes this is a positive trend in the real estate markets. Of the $23.2 million in real estate and other assets owned, $5.2 million of the balance represents the sale of foreclosed properties which have been sold under terms of a special loan program generally requiring no down payment and, as a result, are being recognized under the installment method of accounting. As a result, as soon as the borrowers under this financing program repay principal in the amount of 5%, to a loan-to-value balance of 95%, these financing arrangements will be transferred into accruing loan status. Performing restructured loans increased during the quarter by $9.0 million to $14.7 million at March 31, 2009, largely as the result of the restructure of a large commercial loan to a single borrower. The loan is based upon a commercial property which recently lost its sole tenant. The borrower has sufficient indicated cash flow and the collateral has sufficient value to support the loan based upon a current appraisal. The borrower has not been late on payments but is experiencing cash flow difficulties due to global real estate conditions. The overall increase in these nonperforming categories is overwhelmingly due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan in which the Company lends to.
     The following table sets forth information regarding nonperforming assets (in thousands):

	March 31,	December 31,
	2009	2008
Nonperforming loans:
Real estate	$79,618	$68,193
Commercial	15,471	22,016
Consumer	599	512

Total	95,688	90,721
Real estate and other assets owned	23,153	21,857

Total nonperforming assets	$118,841	$112,578
Performing restructured loans	14,705	5,719

Total nonperforming assets and performing restructured loans	$133,546	$118,297

Total nonperforming loans as a percentage of total loans	6.87%	6.35%
Total nonperforming assets and performing restructured loans as a percentage of total assets	6.96%	6.03%

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

	Three Months
	ended March 31,
	2009	2008
Balance, beginning of period	$26,473	$21,464
Provision for loan losses	8,058	1,131
Charge-offs	(5,111)	(4,449)
Recoveries	263	118

Balance, end of period	$29,683	$18,264

Allowance for loan losses to total loans	2.13%	1.21%
Allowance for loans losses to nonperforming loans	31.02%	20.13%
     Deposits. Deposits increased $55.7 million, or 4.3%, to $1.350 billion at March 31, 2009, from $1.295 billion at December 31, 2008. The increases in deposits came primarily in the NOW and MMDA categories which combined increased by 15% or $43.7 million at March 31, 2009 over December 31, 2008. At the same time, retail certificates of deposit increased by $8.0 million to $469.2 million at March 31, 2009. Partially offsetting these increases, non-interest DDA deposits decreased by $4.9 million at March 31, 2009 from $86.4 million at December 31, 2008. Deposit growth continues to be affected by general adverse economic conditions experienced in the State of Michigan.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 AND 2008
     Summary. The Company experienced a net loss for the three months ended March 31, 2009 of $7.7 million compared to a net income of $1.6 million during the same period in 2008. Diluted earnings per share for the three month period ended March 31, 2009, resulted in a loss of $0.96 versus income of $0.21 for the same period in 2008. Annualized losses as a percentage of average assets during the three month period ended March 31, 2009, was 1.6% compared with a positive return of 0.33% during the same period in 2008.
     Decreased market values in Michigan’s real estate markets and resulting impact on credit and asset quality have further resulted in lower earnings to the Company. In response to the negative impact on asset quality and underlying collateral values, the Company increased its allowance for loan losses as a percent of portfolio loans during the first quarter of 2009, to 2.13% from 1.85% at December 31, 2008, resulting in a significant increase in the provision for loan losses for the quarter. During first quarter 2009, the Company provisioned $8.1 million for loan losses while recording $4.8 million in net charge-offs against the allowance for loan losses account. In comparison, the Company added $1.1 million to the to the allowance for loan losses during the three month period ended March 31, 2008, and recorded $4.3 million in net charge-offs during the three month period ended March 31, 2008. Relatedly, costs to repossess and maintain nonperforming loan collateral increased to $1.5 million during the first quarter of 2009, an increase of 242% over the $436,000 incurred during the same period in 2008.
     In the first quarter of 2009, as noted in Note 3 to the financial statements, the Company recorded net losses on available for sale securities of $1.7 million and net losses on held to maturity securities of $2.9 million. These are the result of credit impairment losses resulting from the Company’s OTTI analysis performed as of March 31, 2009. Net losses for the three months ended March 31, 2008 were zero.
     Partially offsetting the negative impact to earnings during the three month period ended March 31, 2009, as a result of the factors noted above, was an increase of $638,000 in net interest income, as well as a $1.5 million increase in income from mortgage banking activities. Mortgage banking activity has increased substantially as the result of new government programs to stimulate the economy and the mortgage markets combined with a substantial decrease in mortgage interest rates. Occupancy costs, decreased by $211,000 to $2.2 million for the three month ended March 31, 2009 as compared to the same period a year earlier primarily due to decreased depreciation expense and equipment repairs. Non-performing asset costs increased to $1.5 million for the three months ended March 31, 2009 as compared to $436,000 for the three months ended March 31, 2008 due to the increases in other real estate held, the costs to maintain the properties and write-downs on the property values.
     The Company recorded a $2.7 million income tax benefit for the three months ended March 31, 2009, which was offset by an increase of the same amount in the deferred tax valuation allowance, resulting in no income tax benefit or expense recognized for the three months ended March 31, 2009.
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
     Net Interest Income. Net interest income, before provision for loan losses, for the three months ended March 31, 2009, totaled $13.0 million, an increase of 5.2%, as compared to $12.4 million for the same period in the prior year. During the three months ended March 31, 2009, the net interest spread increased to 2.72% compared to 2.53% for the same period in 2008. Several factors contributed to the increase. First, the Company has increased the spread it uses to price new and renewed loans in its portfolio. Secondly, rates on deposits have decreased as market rates have decreased and certificates of deposit have matured and/or been re-written into lower rate certificates of deposit. Also during the first quarter of 2009, the Bank called or had $169.2 million in FHLB borrowings mature at an average rate of 4.97% while it renewed only $47 million at rates less than 1%. At the same time it, increased borrowings at the FRB by $50.0 million at a rate of 0.25%. These factors combined to increase the net interest margin to 2.86% for the three months ended March 31, 2009 from 2.82% for the same period one year earlier.

     The following table presents an analysis of net interest margin for the three months ended March 31, 2009 and 2008 (in thousands).

	For the Three Months Ended March 31,
	2009			2008			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets
Loans (1)	$1,421,239	$20,034	5.72%	$1,531,515	$24,755	6.56%	$(1,809)	$(2,912)	$(4,721)
Certificates of deposit	1,996	7	1.42%	319	4	5.08%	21	(18)	3
Investment securities (2)	323,264	6,504	8.16%	206,098	3,920	8.31%	2,434	151	2,585
FHLB Stock	31,086	313	4.08%	25,768	264	4.15%	55	(6)	49
Federal funds sold	26,669	3	0.05%	15,364	111	2.93%	83	(191)	(108)
Interest earning deposits	38,796	22	0.23%	1,180	5	1.59%	150	(132)	17

Total interest-earning assets	1,843,050	$26,883	5.92%	1,780,243	$29,058	6.62%	$934	$(3,108)	$(2,174)

Noninterest-earning assets	119,496			144,896

Total assets	$1,962,546			$1,925,140

Liabilities
Deposits:
NOW	$218,461	$320	0.59%	$80,537	$101	0.51%	$176	$43	$219
Money market	96,906	483	2.02%	232,387	1,638	2.86%	(969)	(187)	(1,155)
Savings	106,342	259	0.99%	118,474	550	1.88%	(57)	(234)	(291)
Certificates of deposit	829,038	8,169	4.00%	719,393	8,516	4.80%	1,316	(1,662)	(347)

Total interest bearing deposits	1,250,747	9,231	2.99%	1,150,791	10,804	3.81%	952	(2,525)	(1,573)
Federal funds purchased	—	—	—	4,544	51	4.55%	(52)	1	(51)
FHLB advances	446,044	4,538	4.13%	500,198	5,844	4.74%	(642)	(664)	(1,306)
Federal reserve borrowings	64,689	117	0.73%	—	—	—	—	117	117

Total interest-bearing liabilities	1,761,480	$13,886	3.20%	1,655,533	$16,699	4.09%	$1,083	$(3,897)	$(2,813)

Non-interest bearing deposits	74,685			88,544
Other noninterest-bearing liabilities	19,488			10,281

Total liabilities	1,855,653			1,754,358
Equity	106,893			170,782

Total liabilities and equity	$1,962,546			$1,925,140

Net interest-earning assets	$81,570			$124,710
Net interest income		$12,997			$12,359		$(149)	$788	$639

Interest rate spread (3)			2.72%			2.53%
Net interest margin as a percentage of interest-earning assets (4)			2.86%			2.82%
Ratio of interest-earning assets to interest-bearing liabilities			104.63%			107.53%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Provision for Loan Losses. Based upon our detailed analysis of the allowance for loan losses performed at May 8, 2009, the Company recorded a provision for loan losses of $8.1 million for the three months ended March 31, 2009, compared to $1.1 million for the same period in the prior year. The provision for loan losses is thoroughly reviewed and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business, and historical charge off rates in the overall loan portfolio. In order to accurately depict the actual loss inherent in a loan relationship, a determination is made by reviewing a non-performing loan for collateral sufficiency. This entails utilizing any relevant appraisal values and discounting said values for market deterioration, time value of liquidation period, and liquidation costs. Standard discount factors are applied to maintain consistency and reflect current market and economic conditions. The resulting discounted values are reviewed, and adjusted if necessary, every six months. Those factors are 10% for liquidation expense (6% broker commission and 4% other) and a selling period of 2 years for builder direct (speculative) homes and 4 years for vacant land, discounted at current mortgage rates. These factors are consistent with best estimates of current market conditions and are within acceptable regulatory parameters.
The increase in the provision for loan losses was primarily a result of higher levels of nonperforming and watch list loans related to residential real estate and commercial and industrial loans. During the three month period ended March 31, 2009, the Company recorded loan charge-offs against the allowance for loan losses of $5.1 million, as compared to $4.4 million for the same period one year earlier. The charge-offs recorded were a result of further deterioration in real estate values and economic conditions in the state of Michigan during the first three months of 2009. The allowance for potential loan losses increased to 2.13% of total loans from 1.85% of total loans at December 31, 2008. As a result of the increase in nonperforming and watch list loans, supported by the increase in the allowance for loan losses, due to the aforementioned first quarter 2009 loan loss provisions taken, the allowance for loan losses as a percentage of nonperforming loans increased slightly to 31.0% at March 31, 2009 from 29.2% at December 31, 2008. The allowance for loan loss analysis includes potential losses in the loan portfolio which could be realized depending on future changes in market conditions. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at March 31, 2009.
     For the purpose of reducing our concentration of risk, the Company has and plans to continue to dramatically reduce overall investment in the construction and development portfolio. The Company has implemented creative programs in the residential mortgage and construction and development portfolios designed to limit our credit risk and to assist our customers that have been affected by the economic conditions in Michigan and who face the potential of losing their home without the assistance of the Company.
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

     The following tables show the Company’s loans over 30 days past due and nonaccrual loans as of the dates indicated.
For the Period Ending
March 31, 2009

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
One-to four-family	$503,174	$23,992	$28,999
Commercial	424,084	2,546	13,078
Construction	140,940	7,897	33,764
Home equity lines of credit	70,498	1,760	3,777

Total real estate loans	1,138,696	36,195	79,618
Commercial loans	179,327	457	15,471
Consumer loans	74,521	2,427	599

Total loans	$1,392,544	$39,079	$95,688

For the Period Ending
December 31, 2008

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
One-to four-family	$509,341	$28,922	$25,199
Commercial	412,077	3,076	8,986
Construction	138,389	6,970	30,147
Home equity lines of credit	67,778	1,335	3,509

Total real estate loans	1,127,585	40,303	67,841
Commercial loans	221,911	4,399	19,272
Consumer loans	80,248	3,726	512

Total loans	$1,429,744	$48,428	$87,625

     Noninterest Income. Noninterest income was at a negative $714,000 for the three months ended March 31, 2009 as compared to $2.1 million for the same period in 2008. As mentioned previously, this included net security losses of $4.6 million due to credit losses resulting from the Company’s OTTI analysis. This was partially offset by an increase in mortgage banking income of 173% or $1.5 million to $2.3 million at March 31, 2009 from $874,000 for the same period one year earlier. Mortgage banking activity has increased substantially over all of 2008 as the result of new government programs to stimulate the economy and the mortgage markets combined with a substantial decrease in mortgage interest rates. Management anticipates the trend of increased mortgage banking activity will continue at least through the second quarter of 2009 and possibly longer, depending on the length of time the government programs continue and interest rates remain low.
     Noninterest Expense. Noninterest expense for the three months ended March 31, 2009, increased 6.8% to $12.0 million compared to $11.2 million for the same time period in the prior year. The increase during the three month period ended March 31, 2009, was primarily due to a $1.1 million increase in costs associated with the administration and liquidation of nonperforming assets, including property taxes, write-downs on foreclosed assets, insurance, legal costs and appraisals. These increases were offset by decreases in occupancy expenses of $211,000 due to lower depreciation and equipment service costs and $71,000 in compensation and employee benefits as well as legal, consulting and several other categories of expenses that were brought down.
     Income Taxes. As more fully discussed in Notes 1 and 9 in our annual report on Form 10-K for the year-ended December 31, 2008, the Company recorded a valuation allowance on a portion of its deferred tax assets at December 31, 2008. Due to the Company’s pre-tax loss for the three months ended March 31, 2009, the Company recorded a 100% valuation allowance related to the net deferred tax asset recorded during the period, resulting in no income tax expense or benefit for the period. For the three months ended March 31, 2008, the Company’s effective tax rate was 24.4% which was lower than the statutory tax rate primarily due to the increase in tax-exempt income as a percent of taxable income for the period.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the three months ended March 31, 2009, the Company decreased loans by $25.5 million and purchased $30.2 million of securities. Funding of the investment purchases made during the three months ended March 31, 2009, were achieved through a combination of decreased loans and increases in deposits. Federal Home Loan Bank advances of $169.2 million were repaid while the Company borrowed $47.0 million for a net decrease of $122.2 million in FHLB borrowings. Offsetting these repayments were additional borrowings of $50.0 million at the Federal Reserve.
     The Company’s most liquid assets are cash and short-term investments (cash equivalents). The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and short-term investments totaled $69.5 million and securities classified as available for sale totaled $86.2 million.
     The Company originates fixed-rate mortgage loans conforming to Fannie Mae and Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Proceeds from sales of fixed-rate mortgage loans were $135.4 million and $53.7 million for the three months ended March 31, 2009 and 2008, respectively.
     Financing activities consist primarily of activity in deposit accounts, public funds, FHLB advances and Federal Reserve borrowings. The Company experienced a net increase in total deposits of $55.7 million for the three months ended March 31, 2009, primarily made up of an increase in retail deposit balances. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits.
     The Company has the ability to borrow a total of approximately $597.0 million, $379.0 million from the FHLB and $218.0 million from the Federal Reserve Bank, of which $375.0 million and $100.0 million were outstanding at March 31, 2009, respectively.
     At March 31, 2009, the Company had outstanding commitments to originate loans of $227.4 million, of which $97.0 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB and FRB borrowings. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of March 31, 2009 totaled $410.3 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.
     At March 31, 2009, the Bank is considered “adequately capitalized” under regulatory guidelines for the Total Risk Based Capital and Tier 1 measures, and well capitalized under the Tier 1 and Leverage measures in accordance with the minimum regulatory capital requirements. Higher capital requirements may be implemented if warranted by the particular risk profile of the particular institution. Pursuant to a directive of the Company’s Board of Directors (Board Directive) and a subsequent Memorandum of Understanding (MOU) entered into with the banking regulators, the Bank has committed to maintain a minimum Tier 1 Risk Based Capital ratio of 8% and a minimum Total Risk-Based Capital ratio of 10%. The Bank did not meet these higher capital requirements at March 31, 2009. Pursuant to the MOU, the Board and management are undertaking corrective action with respect to certain asset and credit quality issues and to maintaining the higher capital thresholds.

     The Company’s Board of Directors has adopted a resolution recommending an increase in the Company’s total number of authorized shares from 21,000,000 to 501,000,000, all of which increase is allocated to common shares. Under the proposal, authorized common shares would increase from 20,000,000 to 500,000,000, and the authorized number of preferred shares would remain unchanged at 1,000,000. If approved by the shareholders, the Company will amend Paragraph A of Article Fourth of its Certificate of Incorporation to reflect the proposed increase described above and file the amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware.
     The Company is presently evaluating alternatives to raise the required additional capital necessary to achieve compliance with the Board Directive and the MOU and to return the Bank to a well capitalized position under applicable capital regulations. One of the alternatives under consideration involves an offering of common stock. We are proposing this increase in authorized common shares in order to be certain that the Company has sufficient shares to undertake a potential common stock offering and to assure flexibility in the future. This would avoid the possible delay and expense of calling and holding a special meeting at a later date. In addition to providing the shares necessary for a common stock offering, the Company may also use the additional shares in connection with certain merger and acquisition opportunities, the issuance of stock dividends or stock splits, and other corporate purposes. The Board of Directors has retained the services of an investment banking firm with extensive experience assisting U.S. financial services companies, in the Company’s review and evaluation of potential capital raising alternatives, merger transactions and other strategic alternatives.
     The sources of funds as described above have been used to pay dividends, repurchase the Company’s common stock and pay general corporate expenses. The Bancorp may utilize future dividend payments from its subsidiary Bank as an additional funding source. The Bank’s ability to pay dividends and other capital distributions to the Bancorp is generally limited by the Michigan Banking Commissioner and Federal Deposit Insurance Corporation. Additionally, the Michigan Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to the Bancorp, which is otherwise permissible by regulation for safety and soundness reasons. In August 2008, the Holding Company’s Board of Directors voted to temporarily suspend the quarterly cash dividend to common shareholders. This action will preserve approximately $740,000 of retained earnings quarterly, providing a means to sustain Holding Company capital position strength during the current difficult economic period. Under the Federal Deposit Insurance Corporation guidelines for “adequately capitalized” banks, the Bank is generally prohibited from paying dividends or making capital contributions that will leave it in an undercapitalized position. At this time, the Bank may not declare or pay dividends without the prior consent of the FDIC.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Disclosure under this item is not required for smaller reporting companies.
Item 4T. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, and the identification of the material weaknesses in the Company’s internal control over financial reporting described below, the officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective in bringing to their attention on a timely basis, material information required to be included in the Company’s periodic filings under the Exchange Act.
     As described in Item 9A in our Annual Report on Form 10-K for the year-ended December 31, 2008, Management identified two material weaknesses regarding certain of the Company’s financial reporting processes that existed at December 31, 2008.
     Subsequent to March 31, 2009, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company undertook certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2008. Specifically:
•	the establishment of formal and consistent policies and procedures for the determination of potential other-than-temporary impairment (OTTI) associated with our non-agency collateralized mortgage obligations (CMOs). Such policies, having been drafted and sent to counsel for review, require that key assumptions and methodologies be subject to a periodic, independent review, and

•	the process for the preparation of our periodic reports, including our Form 10-K, is overseen by our CFO. Appropriate and experienced resources are dedicated to the external financial reporting process.

     While Management believes it is making progress in improving the controls over the testing for potential OTTI of the Company’s CMOs and controls over the process of preparing our periodic reports, such improvements have not been fully implemented and tested.
     No significant change in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1a. Risk Factors
     Disclosure under this item is not required for smaller reporting companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company entered into deferred fee agreements with certain directors of the Company at various times during 2001 and 2002. Pursuant to these arrangements, directors may defer fees payable to them by the Company, which fees are in turn used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of the Company’s subsequent calendar year. One director has revoked his or her deferral election to date. Upon a director’s termination of service with the Board, each stock unit is to be settled on a one-for-one basis in shares of the Company’s common stock. Pursuant to these arrangements, the Company issued to directors during the first quarter 17,290 deferred compensation stock units for the aggregate consideration of approximately $18,500. All transactions were effected on the last business day of each month. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof.
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
     The following table summarizes the Company’s share repurchase activity for the three months ended March 31, 2009.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
1/1/2009 to 1/31/2009	—	—	—	218,098
2/1/2008 to 2/28/09	—	—	—	218,098
3/1/2009 to 3/31/2009	—	—	—	218,098
Total	—	—	—	218,098

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

CITIZENS FIRST BANCORP, INC.
Dated: May 15, 2009	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2009	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.