Form 10-Q/A
period 2009-03-31
CITIZENS FIRST BANCORP INC
filed 2009-08-14
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     Citizens First Bancorp, Inc. (The “Bancorp”) filed its Form 10-Q for the quarter ended March 31, 2009 (the “Original Filing”) with the Securities and Exchange Commission on May 15, 2009. The Original Filing reported that the Bancorp’s wholly-owned subsidiary bank, Citizens First Savings Bank (the “Bank”), was “adequately capitalized” for regulatory capital purposes as of March 31, 2009. On July 10, 2009, the Bank filed with the Federal Deposit Insurance Corporation an amendment to its Consolidated Report of Condition and Income for the period ended March 31, 2009 (the “Call Report”), which caused the Bank’s regulatory capital classification to go from “adequately capitalized” to “undercapitalized” as of March 31, 2009. Specifically, the amendment to the Call Report recorded a deferred tax valuation allowance on the Bank’s balance sheet in the amount of $7.5 million that had inadvertently previously been recorded on the balance sheet of the Bancorp. In addition, the amendment to the Call Report also recorded an additional $2.8 million in provision for loan losses expense, increasing the amount previously reported from $5.3 million to $8.1 million for the quarter ended March 31, 2009. The full $8.1 million provision for loan losses expense was recorded on Bancorp’s consolidated financial statements filed with Bancorp’s Original Filing. The combined effect of these adjustments to the Call Report caused a downward adjustment to the Bank’s regulatory capital ratios that resulted in a change in the Bank’s regulatory capital classification from “adequately capitalized” to “undercapitalized.” This Amendment No. 1 to the Original Filing on Form 10-Q/A (“Amendment No. 1”) amends Item 2 of Part I to reflect the Bank’s revised capital ratios and their effect on the Bank. These changes appear in Item 2 of Part I of this Amendment No. 1 under the caption “Liquidity and Capital Resources.” The changes modify the reported regulatory capital category of the Bank at March 31, 2009, but do not result in any changes to reported net loss or loss per share for such period or otherwise affect the consolidated financial statements as of or for the quarter ended March 31, 2009.
     In addition, Note 3 to the consolidated financial statements provided under Part I, Item 1 of the Original Filing is also being amended to revise the first three tables provided in Note 3 as well as the paragraph before the first table, the paragraph before the second table, the first and seventh paragraphs after the third table, and the footnotes to the tables, to more appropriately present the carrying value, amortized cost and unrealized other-than-temporary impairment charges recorded in accumulated other comprehensive income in connection with the held-to-maturity securities portfolio through March 31, 2009. This Amendment No. 1 amends Item 1 of Part I solely as indicated above, and does not otherwise affect Item 1 of Part 1 or the consolidated financial statements as of or for the quarter ended March 31, 2009.
     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.
     For convenience, the entire Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 has been re-filed in this Amendment No. 1. However, no other changes have been made to the Original Filing other than those described above. This Form 10-Q/A continues to speak as of the period ending date in the Original Filing and does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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
NOTE 3 — INVESTMENT SECURITIES
     The following table summarizes the carrying amount, amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2009, and December 31, 2008, with gross unrealized gains and losses therein (in thousands):

	March 31, 2009
	Carrying	Held to Maturity OTTI	Amortized	Unrealized	Unrealized	Fair
	Value (1)	Recognized in OCI (2)	Cost (3)	Gains	Losses	Value
Available for sale:
U.S. Treasury securities			$507	$43	$—	$550
U.S. government agency obligations			30,446	20	(384)	30,082
Obligations of state and political subdivisions			8,982	49	(224)	8,807
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies			4,121	89	(20)	4,190
Non-agency CMO’s			61,326	—	(18,772)	42,554

Total securities available for sale			$105,382	$201	$(19,400)	$86,183

Held to maturity:
Non-agency CMO’s	$214,185	$45,230	$259,415	$—	$(71,904)	$187,511

Total securities held to maturity	$214,185	$45,230	$259,415	$—	$(71,904)	$187,511

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost (3)	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$508	$52	$—	$560
U.S. government agency obligations	513	20	(4)	529
Obligations of state and political subdivisions	8,982	13	(242)	8,753
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	17,958	333	(8)	18,283
Non-agency CMO’s	51,991	—	(5,784)	46,207

Total securities available for sale	$79,952	$418	$(6,038)	$74,332

Held to maturity:
Non-agency CMO’s	$250,008	$—	$(57,366)	$192,642

Total securities held to maturity	$250,008	$—	$(57,366)	$192,642

(1)	In accordance with FSP FAS 115-2 and FAS 124-2, the carrying value of held to maturity (“HTM”) securities represents amortized cost after adjustment for both the credit related OTTI recognized in earnings and the non-credit related OTTI recognized in OCI.

(2)	Represents the cumulative non-credit loss applicable to HTM securities determined to be OTTI’d at March 31, 2009. Taken in combination with unrealized losses of $26.7 million on HTM securities not in an OTTI position, total unrealized losses on the HTM portfolio aggregate $71.9 million at March 31, 2009.

(3)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or any OTTI credit losses recognized in earnings. At December 31, 2008, prior to adoption of FSP FAS 115-2 and FAS 124-2, the carrying value of HTM securities equaled amortized cost.

     The carrying amount, amortized cost and estimated fair value of securities available for sale and held to maturity by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	March 31, 2009
	Carrying	Amortized	Fair
	Value (1)	Cost (2)	Value
Due within one year or less	$497	$496	$497
Due after one year through five years	3,129	3,058	3,129
Due after five years through ten years	3,205	3,209	3,205
Due after ten years	32,608	33,172	32,608

Total	39,439	39,935	39,439
Mortgage-backed securities	260,929	324,862	234,255

Total	$300,368	$364,797	$273,694

(1)	In accordance with FSP FAS 115-2 and FAS 124-2, the carrying value of held to maturity (“HTM”) securities represents amortized cost after adjustment for both the credit related OTTI recognized in earnings and the non-credit related OTTI recognized in OCI. The carrying value of available for sale securities is the fair value.

(2)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or any OTTI credit losses recognized in earnings.
     Information pertaining to securities available for sale and held to maturity with gross unrealized losses at March 31, 2009, and December 31, 2008, aggregated by major security type and length of time in a continuous loss position, follows (in thousands):

	March, 31 2009
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency obligations	384	14,722	—	—	384	14,722
Obligations of state and political subdivisions	224	3,693	—	—	224	3,693
Mortgage-backed securities:					—
Issued or guaranteed by U.S. government agencies	20	1,534	—	—	20	1,534
Non-agency CMO’s	18,772	42,554	—	—	18,772	42,554

Total securities available for sale	$19,400	$62,503	$—	$—	$19,400	$62,503

Held to maturity:
Non-agency CMO’s	$71,904	$187,511	$—	$—	$71,904	$187,511

Total securities held to maturity	$71,904	$187,511	$—	$—	$71,904	$187,511

	December, 31 2008
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency obligations	4	126	—	—	4	126
Obligations of state and political subdivisions	242	7,146	—	—	242	7,146
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	8	18,282	—	—	8	18,282
Non-agency CMO’s	5,784	14,129	—	—	5,784	14,129

Total securities available for sale	$6,038	$39,683	$—	$—	$6,038	$39,683

Held to maturity:
Non-agency CMO’s	$57,366	$192,642	—	—	$57,366	$192,642

Total securities held to maturity	$57,366	$192,642	$—	$—	$57,366	$192,642

     At March 31, 2009, the Company had no securities in an unrealized loss position greater than 12 months, and 87 securities in an unrealized loss position less than 12 months.
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
     When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of March 31, 2009, the Company’s securities portfolio consisted of 129 securities, of which 87 were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency collateralized mortgage obligations, as discussed below.
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
     Financing activities consist primarily of activity in deposit accounts, public funds, FHLB advances and Federal Reserve borrowings. The Company experienced a net increase in total deposits of $55.7 million for the three months ended March 31, 2009, primarily made up of an increase in retail deposit balances. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. As indicated below, however, the Bank’s regulatory capital classification at March 31, 2009 was “undercapitalized.” While the Bank continues to have a regulatory capital classification of “undercapitalized,” it is subject to certain restrictions with respect to its deposit taking activities, including prohibitions on accepting brokered deposits and employee benefit plan deposits, and a prohibition on paying an effective yield on deposits in excess of 75 basis points over local market yields for comparable size and maturity deposits.
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

     At March 31, 2009, the Bank’s regulatory capital classification was “undercapitalized.” At that time, the Bank satisfied the requirements for classification as “well capitalized” in each regulatory capital category except the total risk-based capital ratio, which was 7.9%. The following table indicates the Bank’s regulatory capital levels and ratios at March 31, 2009, and identifies the target capital levels and ratios needed for the Bank to be classified as “adequately capitalized” and “well capitalized” under Federal risk-based capital guidelines:

			To Be			To Be
	Actual		“Adequately Capitalized”			“Well Capitalized”
		Ratio			Ratio			Ratio
	Amount	(Percent)	Amount		(Percent)	Amount		(Percent)
MARCH 31, 2009
Total risk-based capital ratio:	$131,152	7.9%	$134,000	>	8.0%	$167,000	>	10.0%
Tier 1 risk-based capital ratio:	110,242	6.6%	67,000	>	4.0%	100,000	>	6.0%
Tier 1 leverage ratio:	110,242	5.6%	79,000	>	4.0%	98,000	>	5.0%
     The FDIC’s prompt corrective action regulations generally impose the following requirements and restrictions so long as an institution continues to have a regulatory capital classification of “undercapitalized”:
•	The institution is prohibited from paying dividends;

•	The institution is generally prohibited from paying management fees to a controlling person;

•	The institution must file and implement a capital restoration plan detailing the steps it will take to become adequately capitalized and, if owned by a holding company, such holding company must guarantee that the institution meets its capital restoration plan. The FDIC will not accept a capital restoration plan unless it determines that the plan is based on realistic assumptions, is likely to succeed in restoring the institution’s capital, and will not appreciably increase the risk to which the institution is exposed; and

•	The institution is prohibited from accepting, renewing or rolling over any brokered deposit. In addition, the effective yield on deposits solicited by the institution cannot exceed 75 basis points over local market yields for comparable size and maturity deposits.
     In addition to the forgoing, an undercapitalized institution is generally prohibited from accepting employee benefit plan deposits, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. While the Bank’s regulatory capital classification continues to be “undercapitalized,” the FDIC could also take any one of a number of additional discretionary supervisory actions, including the issuance of a cease and desist order or capital directive, the replacement of senior executive officers and directors, or the imposition of additional discretionary restrictions under the FDIC’s Prompt Corrective Action regulations.
     The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital, and higher regulatory capital requirements may also be implemented if warranted by the particular risk profile of the individual institution. Pursuant to the MOU entered into by the Bank with its primary regulators, the Board and management have undertaken to maintain higher imposed capital requirements. Under the MOU, the Bank has committed to maintain a minimum Tier 1 risk-based capital ratio of 8% and a minimum total risk-based capital ratio of 10%. The Bank did not meet these higher capital thresholds at March 31, 2009.
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
     Federal law also affects the ability of a Michigan savings bank to pay dividends. The FDIC’s prompt corrective action regulations prohibit an insured depository institution from making capital distributions, including dividends, if the institution has a regulatory capital classification of “undercapitalized,” or if it would be undercapitalized after making the distribution. The FDIC may also prohibit the payment of dividends if it deems any such payment to constitute and unsafe and unsound banking practice. At March 31, 2009, the Bank had a regulatory capital classification of “undercapitalized.” As a result of being undercapitalized, the Bank is prohibited from paying dividends or making any other distributions. In addition, in December of 2008, the Bank entered into an MOU with the FDIC and the Michigan OFIR. While the terms of the MOU remain in effect, the Bank will continue to be prohibited from paying any dividends without the prior consent of the FDIC and the Michigan OFIR.
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

CITIZENS FIRST BANCORP, INC.
Dated: August 13, 2009	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2009	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc. (1)

3.2	Bylaws of Citizens First Bancorp, Inc. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto initially filed with the commission on November 3, 2000, Registration No. 333-49234.