Form 10-Q
period 2009-06-30
CITIZENS FIRST BANCORP INC
filed 2009-08-14
CIK 1127442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Issuer had 8,223,968 shares of common stock, par value $0.01 per share, outstanding as of August 8, 2009.

CITIZENS FIRST BANCORP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited
	June 30,	December 31,
	2009	2008
ASSETS

Cash and due from depository institutions	$23,088	$20,826
Federal funds sold	66,989	—
Interest-bearing deposits in other depository institutions	31,993	42,638

Total cash and cash equivalents	122,070	63,464

Certificates of deposit	319	1,571
Securities available for sale, at fair value (Note 3)	98,586	74,332
Securities held to maturity, at book value (Note 3)	198,407	250,008
Federal Home Loan Bank stock, at cost	31,087	31,087
Loans held for sale	16,535	4,310
Loans, less allowance for loan losses of $35,291 and $26,473 (Note 4)	1,326,784	1,403,320
Premises and equipment, net	42,068	42,777
Other intangible assets, net of amortization of $2,677 and $2,486 (Note 5)	1,722	1,914
Accrued interest receivable and other assets	95,237	87,745

Total assets	$1,932,815	$1,960,528

LIABILITIES
Deposits:
Noninterest-bearing	$102,402	$85,828
Interest-bearing	1,306,612	1,208,675

Total deposits	1,409,014	1,294,503

Federal Home Loan Bank advances	351,735	497,186
Federal Reserve borrowings	100,000	50,000
Accrued interest payable and other liabilities	12,530	11,131

Total liabilities	1,873,279	1,852,820

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 500,000,000 and 20,000,000 shares authorized, respectively, 9,526,761 shares issued	95	95
Additional paid-in capital	94,716	95,041
Retained earnings	40,900	49,235
Accumulated other comprehensive loss	(43,614)	(3,653)
Treasury stock, at cost (1,813,216 and 1,689,423 shares)	(31,558)	(31,541)
Deferred compensation obligation	3,542	3,424
Unearned compensation — ESOP	(4,545)	(4,893)

Total stockholders’ equity	59,536	107,708

Total liabilities and stockholders’ equity	$1,932,815	$1,960,528

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$19,481	$23,633	$39,515	$48,388
Federal funds sold and interest bearing deposits	22	60	47	176
Certificates of deposit	1	4	8	8
Securities:
Tax-exempt	62	214	124	443
Taxable	6,885	7,163	13,640	11,119

Total interest income	26,451	31,074	53,334	60,134

INTEREST EXPENSE
Deposits	9,214	9,650	18,445	20,454
Federal Reserve and short-term borrowings	66	9	183	61
FHLB advances	3,614	6,683	8,152	12,526

Total interest expense	12,894	16,342	26,780	33,041

NET INTEREST INCOME	13,557	14,732	26,554	27,093
PROVISION FOR LOAN LOSSES	12,946	12,250	21,004	13,381

NET INTEREST INCOME, after provision for loan losses	611	2,482	5,550	13,712

NONINTEREST INCOME (LOSS)
Service charges and other fees	470	1,170	1,184	1,932
Mortgage banking activities	1,266	802	3,660	1,676
Trust fee income	337	427	619	753
Gain on sale of available for sale securities	20	—	290	—
Gain on sale of held to maturity securities	—	590	—	590
Other than temporary impairment on securities (includes total losses of $13,996 and $51,352 for the three and six months of 2009, net of $8,695 and $41,456 recognized in other comprehensive income, pre-tax, respectively)	(5,301)	—	(9,896)	—
Other	154	253	375	507

Total noninterest income (loss)	(3,054)	3,242	(3,768)	5,458

NONINTEREST EXPENSE
Compensation, payroll taxes and employee benefits	5,257	5,467	10,694	10,976
Office occupancy and equipment	2,259	2,248	4,437	4,638
Advertising and business promotion	186	159	319	299
Stationery, printing and supplies	347	323	653	649
Data processing	20	20	42	41
Professional fees	1,449	1,291	2,407	2,222
Core deposit intangible amortization	95	96	191	191
Nonperforming asset cost	2,476	1,005	3,967	1,554
Federal Deposit Insurance Corporation premiums	3,209	222	3,578	553
Other	1,099	1,222	2,083	2,261

Total noninterest expense	16,397	12,053	28,371	23,384

LOSS, before federal income tax expense (benefit)	(18,840)	(6,329)	(26,589)	(4,214)
Federal income tax expense (benefit)	3,199	(2,237)	3,199	(1,722)

NET LOSS	$(22,039)	$(4,092)	$(29,788)	$(2,492)

LOSS PER SHARE, BASIC AND DILUTED	$(2.73)	$(0.53)	$(3.69)	$(0.32)

DIVIDENDS PER SHARE	$—	$0.09	$—	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

				Accumulated
		Additional		Other		Deferred	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Compensation	Compensation	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Obligation	- ESOP	Equity
Six months ended June 30, 2008

Balance, December 31, 2007	$95	$95,195	$109,144	$(394)	$(31,438)	$3,192	$(5,591)	$170,203
Deferred compensation	—	—	—	—	(123)	153	—	30
Allocation of ESOP shares	—	(99)	—	—	—	—	349	250
Dividends paid ($.18 per share)	—	—	(1,482)	—	—	—	—	(1,481)
Comprehensive income (loss):
Net loss	—	—	(2,492)	—	—	—	—	(2,492)
Change in net unrealized loss on securities available for sale, net of tax of ($3,225)	—	—	—	(6,261)	—	—	—	(6,261)

Total comprehensive loss	—	—	—	—	—	—	—	(8,753)

Balance, June 30, 2008	$95	$95,096	$105,171	$(6,655)	$(31,561)	$3,345	$(5,242)	$160,249

Six months ended June 30, 2009

Balance, December 31, 2008	$95	$95,041	$49,235	$(3,653)	$(31,541)	$3,424	$(4,893)	$107,708
Cumulative-effect adjustment relating to adoption of FSP FAS 115-2 and FAS 124-2, net of tax of ($11,032) (Notes 2 & 3)	—	—	21,415	(21,415)	—	—	—	—
Deferred compensation	—	—	—	—	(17)	118	—	101
Allocation of ESOP shares	—	(325)	—	—	—	—	348	23
Return of 2008 dividends paid on unallocated ESOP shares	—	—	38	—	—	—	—	38
Comprehensive income (loss):
Net loss	—	—	(29,788)	—	—	—	—	(29,788)
Non-credit loss portion of other- than-temporary impairments:
Held to maturity securities, net of tax effect of ($12,447)	—	—	—	(24,161)	—	—	—	(24,161)
Available for sale securities, net of tax effect of ($1,648)	—	—	—	(3,200)	—	—	—	(3,200)
Change in net unrealized loss on securities available for sale, net of tax of ($1,028)	—	—	—	(1,996)	—	—	—	(1,996)
Accretion of non-credit loss component of other-than-temporary impairment of securities held to maturity, net of tax of $1,275	—	—	—	2,477	—	—	—	2,477
Reclassification adjustment for other-than-temporary impairment charge and realized gain on sale of securities available for sale included in net loss, no tax effect	—	—	—	8,334	—	—	—	8,334

Total comprehensive loss								(48,334)

Balance, June 30, 2009	$95	$94,716	$40,900	$(43,614)	$(31,558)	$3,542	$(4,545)	$59,536

See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Unaudited
	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(29,788)	$(2,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for deferred income taxes	(3,199)	—
Provision for loan losses	21,004	13,381
Deferred compensation and ESOP	124	280
Depreciation	1,681	1,639
Core deposit intangible amortization	191	191
Accretion of discounts on securities	(1,821)	(202)
Proceeds from sale of mortgage loans held for sale	279,604	104,285
Origination of mortgage loans held for sale	(290,625)	(105,824)
Gain on sale of mortgage loans	(1,204)	(64)
Loss on impairment of securities available for sale	2,742	—
Gain on sale of securities available for sale	(290)	—
Loss on impairment of securities held to maturity	7,154	—
Gain on sale of security held to maturity	—	(590)
(Gain) loss on sale or disposal of equipment	37	(19)
Changes in assets and liabilities:		—
(Increase) decrease in accrued interest receivable and other assets	11,770	(1,361)
Increase (decrease) in accrued interest payable and other liabilities	1,399	(955)

Net cash provided by (used in) operating activities	(1,221)	8,269

LENDING AND INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	7,362	14,183
Proceeds from sales and calls of securities available for sale	44,013	1,741
Purchase of securities available for sale	(76,446)	—
Proceeds from maturities of securities held to maturity	16,534	10,786
Proceeds from sale of security held to maturity	—	8,740
Purchase of securities held to maturity	—	(301,867)
Proceeds from redemption of certificates of deposit	1,252	—
Purchase of Federal Home Loan Bank stock	—	(9,072)
Net (increase) decrease in loans	44,131	(1,683)
Proceeds from sale of other real estate owned, held for sale	4,892	2,083
Proceeds from sale or disposal of equipment	—	249
Purchase of premises and equipment	(1,009)	(1,589)

Net cash provided by (used in) lending and investing activities	40,729	(276,429)

DEPOSIT AND FINANCING ACTIVITIES
Net increase in deposits	114,511	126,137
Net decrease in short term borrowings	—	(42,058)
Net increase in FRB borrowings	50,000	—
Repayment of FHLB advances	(216,451)	(122,880)
Proceeds from FHLB advances	71,000	315,741
Reclaimation (payment) of dividends	38	(1,481)

Net cash provided by deposit and financing activities	19,098	275,459

NET CHANGE IN CASH AND CASH EQUIVALENTS	58,606	7,299
CASH AND CASH EQUIVALENTS, beginning of period	63,464	20,464

CASH AND CASH EQUIVALENTS, end of period	$122,070	$27,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$26,932	$32,423
Federal income taxes	—	—
Supplemental noncash disclosure:
Transfers from loans to other real estate	11,401	10,098
See accompanying notes to unaudited condensed consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     All adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.
     We evaluated subsequent events through August 14, 2009, the date of financial statement issuance.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
     Citizens First Bancorp, Inc. (the “Bancorp”), a Delaware company, is the holding company for CF Bancorp (the “Bank”), a state-chartered savings bank headquartered in Port Huron, Michigan. The consolidated financial statements include the accounts of the Bancorp and its wholly owned subsidiary, the Bank (collectively referred to as the “Company”). The Bank also includes the accounts of its wholly owned subsidiaries, Citizens Financial Services, Inc., Citizens First Mobile Services, LLC, Citizens First Mortgage, LLC and Port Huron CDE, LLC. Citizens Financial Services, Inc. includes the accounts of its wholly owned subsidiary, CFS Insurance Agency. Citizens Financial Services, Inc. receives revenue from its subsidiary, CFS Insurance Agency, which provides insurance services to individuals and small businesses in the Port Huron area. Citizens First Mortgage, LLC receives revenue from interest income on loans and the sale of loans. Port Huron CDE, LLC is a limited liability company that targets real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. The Bancorp owns 100% of Coastal Equity Partners, L.L.C., established in 2006, whose primary purpose is to own and operate real estate activities, such as leasing and/or selling our Other Real Estate Owned assets. The Bancorp also owns 100% of Horizon Capital Management. Horizon Capital Management is a registered investment advisor with the state of Michigan that provides clients with a quantitatively driven small cap offering and a total return global investment model. The Bancorp also owns CF1 Investment Fund LLC, a limited liability company formed to target real estate and business investments with a focus on healthcare, industrial, mixed use projects and shared community facilities. All significant intercompany transactions and balances have been eliminated in consolidation.
NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 allowed entities to electively defer the effective date of SFAS 157 until January 1, 2009 for non-financial assets and non-financial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company applied the fair value measurement and disclosure provisions of SFAS 157 to non-financial assets and non-financial liabilities effective January 1, 2009. The application of such was not material to the Company’s consolidated financial statements, although it did result in additional disclosures included in Note 7 relating to non-financial assets.
     In December 2007, the FASB issued SFAS 141(R), Business Combinations, to further enhance the accounting and financial reporting to related business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the adoption of SFAS 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008. The adoption of this standard has had no impact on the Company’s consolidated financial statements.
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
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 became effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this FSP has had no impact on the Company’s consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in SFAS 128, Earnings Per Share. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented is required to be adjusted retrospectively to conform with the provisions of this FSP. Adoption of this FSP had no impact on earnings per share for the three and six-month periods ended June 30, 2009 and 2008, as the Company has no participating securities.
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

for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is required to be applied prospectively and retrospective application is not permitted. It is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2 (see below). The Company early adopted this FSP for the quarter ended March 31, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Notes 3.and 7
•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. This FSP defines the credit component of an OTTI charge as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income. In addition, this FSP requires additional disclosures about investment securities on an interim basis. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4. The Company early adopted this FSP for the quarter ended March 31, 2009 and, based on its intent to not sell the securities prior to recovery, recorded a cumulative effect adjustment amounting to $21.4 million as of January 1, 2009. The adoption of the FSP resulted in reducing the loss recognized in earnings on debt securities determined to be other-than-temporarily impaired during the three and six month periods ended June 30, 2009 by $8.7 million and $41.5 million, respectively. Refer to Note 3 for additional disclosures regarding the adoption of this FSP.
•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual reporting periods. The FSP also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity could early adopt this FSP only if it also elected to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note 7.
     In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, reinstating most of the recognition and measurement criteria for acquired contingencies as provided under original SFAS 141, Business Combinations. Specifically, the FSP amends SFAS 141(R) to:
•	Require that assets acquired and liabilities assumed in a business combination that arise from pre-acquisition contingencies, be recognized at fair value at the acquisition date, if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the guidance in SFAS 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss, should be applied. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141(R), and carry forward without significant revision the guidance in SFAS 141.
•	Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS 5 and that those disclosures be included in the business combination footnote.
•	Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141(R).

     This FSP is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard has had no impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS 168 will have no impact on the Company’s consolidated financial statements.

NOTE 3 — INVESTMENT SECURITIES
     The following table summarizes the carrying amount, amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2009, and December 31, 2008, with gross unrealized gains and losses therein (in thousands):

	June 30, 2009
	Carrying	Held to Maturity OTTI	Amortized	Unrealized	Unrealized	Fair
	Value (1)	Recognized in OCI (2)	Cost (3)	Gains	Losses	Value
Available for sale:
U.S. Treasury securities			$506	$39	$—	$545
U.S. government agency obligations			46,175	371	(76)	46,470
Obligations of state and political subdivisions			8,482	47	(191)	8,338
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies			3,873	120	(3)	3,990
Non-agency CMO’s			56,942	—	(17,699)	39,243

Total securities available for sale			$115,978	$577	$(17,969)	$98,586

Held to maturity:
Non-agency CMO’s	$198,407	$48,691	$247,098	$268	$(68,887)	$178,479

Total securities held to maturity	$198,407	$48,691	$247,098	$268	$(68,887)	$178,479

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost (3)	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	$508	$52	$—	$560
U.S. government agency obligations	513	20	(4)	529
Obligations of state and political subdivisions	8,982	13	(242)	8,753
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	17,958	333	(8)	18,283
Non-agency CMO’s	51,991	—	(5,784)	46,207

Total securities available for sale	$79,952	$418	$(6,038)	$74,332

Held to maturity:
Non-agency CMO’s	$250,008	$—	$(57,366)	$192,642

Total securities held to maturity	$250,008	$—	$(57,366)	$192,642

(1)	In accordance with FSP FAS 115-2 and FAS 124-2, the carrying value of held to maturity (“HTM”) securities represents amortized cost after adjustment for both the credit related OTTI recognized in earnings and the non-credit related OTTI recognized in OCI.

(2)	Represents the cumulative non-credit loss applicable to HTM securities determined to be OTTI’d at June 30, 2009. Taken in combination with unrealized losses of $20.2 million on HTM securities not in an OTTI position, total unrealized losses on the HTM portfolio aggregated $68.9 million at June 30, 2009.

(3)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and any OTTI credit losses recognized in earnings as of the end of the period of reporting. At December 31, 2008, prior to adoption of FSP FAS 115-2 and FAS 124-2, the carrying value of HTM securities equaled amortized cost.

     At June 30, 2009, the components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

As of
June 30, 2009
Unrealized loss on other-than-temporarily impaired held to maturity securities	$32,136
Unrealized loss on other-than-temporarily impaired available for sale securities	10,109
Net unrealized loss on available for sale securities not other-than-temporarily impaired	1,369

Total accumulated other comprehensive loss	$43,614

     The carrying amount, amortized cost and estimated fair value of securities available for sale and held to maturity by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	June 30, 2009
	Carrying	Amortized	Fair
	Value(1)	Cost(2)	Value
Due within one year or less	$508	$506	$508
Due after one year through five years	3,130	3,062	3,130
Due after five years through ten years	15,127	14,959	15,127
Due after ten years	36,588	36,636	36,588

Total	55,353	55,163	55,353
Mortgage-backed securities	241,640	307,913	221,712

Total	$296,993	$363,076	$277,065

(1)	In accordance with FSP FAS 115-2 and FAS 124-2, the carrying value of held to maturity (“HTM”) securities represents amortized cost after adjustment for both the credit related OTTI recognized in earnings and the non-credit related OTTI recognized in OCI. The carrying value of available for sale securities is the fair value.

(2)	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and/or any OTTI credit losses recognized in earnings as of the end of the period of reporting.

     Information pertaining to securities available for sale and held to maturity with gross unrealized losses at June 30, 2009, and December 31, 2008, aggregated by major security type and length of time in a continuous loss position, follows (in thousands):

	June 30, 2009
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency obligations	76	17,868	—	—	76	17,868
Obligations of state and political subdivisions	191	4,436	—	—	191	4,436
Mortgage-backed securities:					—
Issued or guaranteed by U.S. government agencies	3	100	—	—	3	100
Non-agency CMO’s	699	2,509	17,000	36,734	17,699	39,243

Total securities available for sale	$969	$24,913	$17,000	$36,734	$17,969	$61,647

Held to maturity:
Non-agency CMO’s	$20,385	$59,101	$48,502	$119,378	$68,887	$178,479

Total securities held to maturity	$20,385	$59,101	$48,502	$119,378	$68,887	$178,479

	December 31, 2008
	Less than Twelve Months		Over Twelve Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available for sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency obligations	4	126	—	—	4	126
Obligations of state and political subdivisions	242	7,146	—	—	242	7,146
Mortgage-backed securities:
Issued or guaranteed by U.S. government agencies	8	18,282	—	—	8	18,282
Non-agency CMO’s	5,784	14,129	—	—	5,784	14,129

Total securities available for sale	$6,038	$39,683	$—	$—	$6,038	$39,683

Held to maturity:
Non-agency CMO’s	$57,366	$192,642	$—	$—	$57,366	$192,642

Total securities held to maturity	$57,366	$192,642	$—	$—	$57,366	$192,642

     At June 30, 2009, the Company had 34 securities in an unrealized loss position greater than 12 months, and 43 securities in an unrealized loss position less than 12 months. At December 31, 2008, the Company had no securities in an unrealized loss position greater than 12 months, and 76 securities in an unrealized loss position less than 12 months.
     Proceeds from sales and calls of securities available for sale amounted to $44.0 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively. Impacting earnings during the three and six month periods ended June 30, 2009, were other-than-temporary impairment charges related to credit loss on 30 and 37 non-agency collateralized mortgage obligation securities in the amount of $5.3 million and $9.9 million, respectively, as discussed below.
     It is the Company’s policy to assess whether its mortgaged-backed and collateralized mortgage obligation securities are considered within the scope of EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF 99-20), at date of acquisition of the security. EITF 99-20 excludes from its scope beneficial interests in securitized financial assets that are of “high credit quality” (e.g., securities guaranteed by the U.S. government, its agencies, or other creditworthy guarantors and loans or securities sufficiently collateralized to ensure that the possibility of credit loss is remote). The SEC staff has acknowledged that beneficial interests rated ‘AA’ or better should be deemed to be of high credit quality. The Bank’s mortgage backed and collateralized mortgage obligation securities held at June 30, 2009 and December 31, 2008 were either backed by agencies of the U.S. government or were rated ‘AA’ or higher at date of acquisition, thus are not considered to be within the scope of EITF 99-20.

     Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. All of the Company’s investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.
     In determining OTTI under the SFAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near- term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
     When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If the Company intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. As of June 30, 2009, the Company’s securities portfolio consisted of 132 securities, of which 77 were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency collateralized mortgage obligations, as discussed below.
Non-Agency Collateralized Mortgage Obligations
     At June 30, 2009, approximately $286.9 million (based on amortized cost before impairment charges), or 92.8%, of the Company’s non-agency collateralized mortgage obligations in both HTM and AFS were rated below investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $87.4 million before measurement and/or recognition of any OTTI charges. The remaining $22.4 million, or 7.2%, of the Company’s non-agency collateralized mortgage obligations were rated investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $4.2 million before measurement and/or recognition of any OTTI charges. Due to the explicit credit risk involved with these non-U.S. government agency securities, the Company evaluated the impairment to determine if it could expect to recover the entire amortized cost basis of each security. OTTI evaluation was based on estimated cash flow projections of the underlying loans collateralizing each security utilizing projected default rates, further anticipated decreases in housing prices and resulting increases in loss severities upon liquidation. Key assumptions utilized in the evaluation were as follows:
•	Housing market depreciation — decreasing by an additional 10% during 2009 to a bottom and then stabilizing during 2010 before reversing to an upward trend beginning in 2011 and thereafter.

•	Default rates — liquidation of 100% of each security’s current foreclosure and REO balances linearly over the next 12 months, liquidation of 100% of current 60 and 90 day delinquent balances linearly over the next 13 to 24 months, refilling and liquidation of a range of 25% to 75% of current 60 and 90 day delinquent balances based on security vintage linearly over the next 25 to 36 months (with 2007 vintages refilled at 75%, 2006 at 50% and earlier vintages at 25%), and then ramping, based on vintage, to a 0% terminal default rate linearly over a period ranging from 126 to 174 months following month 36.

•	Loss severities — held constant to slightly upward trending during the remainder of 2009, before trending downward to terminal loss severities of 23%, in a linear fashion, at 3% per year.

•	Discount rates — estimated cash flows were discounted at rates ranging from 3.68% to 11.09% based on the Company’s expected effective yields.
     Based on the Company’s second quarter impairment evaluation, 30 non-agency collateralized mortgage obligation securities were indicated to be other-than-temporarily impaired which required a charge to earnings and other comprehensive income during the three months ended June 30, 2009. Including OTTI analyses performed at March 31, 2009, the Company identified a total of 37 non-agency collateralized mortgage obligation securities as other-than-temporarily impaired during the six month period ended June 30, 2009. During the three month period ended June 30, 2009, unrealized losses on these securities totaled $14.0 million and estimated credit related losses totaled $5.3 million. Estimated credit losses were charged to current earnings during the three month period ended June 30, 2009, and the difference between total unrealized losses and estimated credit losses, or $8.7 million, was charged against other comprehensive income within the equity section of the balance sheet, net of deferred taxes. During the six month period ended June 30, 2009, unrealized losses on these securities totaled $51.4 million and estimated credit related losses totaled $9.9 million. Estimated credit losses were charged to current earnings during the six month period ended June 30, 2009, and the difference between total unrealized losses and estimated credit losses, or $41.5 million, was charged against other comprehensive income within the equity section of the balance sheet, net of deferred taxes.

     The following table summarizes the carrying amount of the 30 non-agency collateralized mortgage obligation securities by year of vintage with OTTI, credit ratings, and related credit losses recognized in earnings during the three months ended June 30, 2009, plus 7 non-agency collateralized mortgage obligation securities with OTTI at December 31, 2008 and/or March 31, 2009, with no further credit loss impairment during the three months ended June 30, 2009 (in thousands):

							Total OTTI Related	Additional OTTI	Total OTTI Related
							to Credit Loss at	During the Six Month	to Credit Loss at
	Year of Vintage						January 1,	Period Ended June 30,	June 30,
	2003	2004	2005	2006	2007	Total	2009	2009	2009
Rating:
Total Non-Agency CMOs
AAA	$1,985	$—	$—	$—	$—	$1,985	$—	$3	$3
AA	—	—	9,961	—	—	9,961	—	20	20
A	—	—	—	—	—	—	—	—	—
BBB	—	—	1,529	—	—	1,529	—	14	14
BB and below	—	1,223	13,989	106,647	46,061	167,920	7,545	9,859	17,404

Total Non-Agency CMOs	$1,985	$1,223	$25,479	$106,647	$46,061	$181,395	$7,545	$9,896	$17,441

Alt-A Non-Agency CMOs
AAA	$1,985	$—	$—	$—	$—	$1,985	$—	$3	$3
AA	—	—	9,961	—	—	9,961	—	20	20
A	—	—	—	—	—	—	—	—	—
BBB	—	—	1,529	—	—	1,529	—	14	14
BB and below	—	1,223	13,989	93,790	38,418	147,420	7,464	9,054	16,518

Total Alt-A	$1,985	$1,223	$25,479	$93,790	$38,418	$160,895	$7,464	$9,091	$16,555

Prime Non-Agency CMOs
AAA	$—	$—	$—	$—	$—	$—	$—	$—	$—
AA	—	—	—	—	—	—	—	—	—
A	—	—	—	—	—	—	—	—	—
BBB	—	—	—	—	—	—	—	—	—
BB and below	—	—	—	12,857	7,643	20,500	81	805	886

Total Prime	$—	$—	$—	$12,857	$7,643	$20,500	$81	$805	$886

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
     In accordance with SFAS No. 115, Accounting for Certain Iinvestments in Debt and Equity Securities, management assessed whether this one sale called into question whether any remaining held to maturity securities should continue to be classified in that category. Based on its analysis, management concluded that, both quantitatively and qualitatively, the sale did not materially contradict the Company’s stated intent to hold the remaining securities to maturity. Management maintained its intention to hold the remaining held-to-maturity securities portfolio to maturity barring certain qualifying conditions that may occur in the future as described in SFAS No. 115 that would allow for the sale of such securities.

NOTE 4 — LOANS
     Loans were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Real estate loans:
One-to four-family	$504,324	$510,909
Commercial	403,197	412,271
Construction	135,531	138,389
Home equity lines of credit	68,810	67,778

Total real estate loans	1,111,862	1,129,347
Commercial loans	179,651	221,911
Consumer loans	71,225	78,331

Total loans	1,362,738	1,429,589
Less:
Allowance for loan losses	35,291	26,473
Net deferred loan (fees) costs	663	(204)

Net loans	$1,326,784	$1,403,320

NOTE 5 — INTANGIBLES
     Core deposit intangibles were recorded for the January 9, 2004 acquisition of Metro Bancorp, Inc. Net core deposit intangible assets at June 30, 2009 and December 31, 2008 were $1.7 million and $1.9 million, respectively. Amortization expense for the remaining five years in the amortization period is $383,000, including for the full year 2009. Core deposit intangibles are accounted for according to SFAS 142, Goodwill and Other Intangible Assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives.
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
     The total contractual amounts of standby letters of credit were $18.3 million and $19.9 million at June 30, 2009 and December 31, 2008, respectively. There were no contractual amounts outstanding of commercial letters of credit at June 30, 2009 or December 31, 2008.
     At June 30, 2009, the Company had outstanding commitments to originate loans of $223.7 million.
     The Company uses forward contracts as part of its mortgage banking activities. Forward contracts provide for the delivery of financial instruments at a specified future date and at a specified price or yield. Outstanding forward contracts to sell residential mortgage loans were approximately $49.2 million and $33.6 million at June 30, 2009 and December 31, 2008, respectively. The fair value of forward contracts was insignificant at June 30, 2009 and December 31, 2008.
NOTE 7 — FAIR VALUE
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
     The carrying values and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$122,070	$122,070	$63,464	$63,464
Certificates of deposit	319	319	1,571	1,571
Securities available for sale	98,586	98,586	74,332	74,332
Securities held to maturity	198,407	178,479	250,008	192,642
Federal Home Loan Bank stock	31,087	31,087	31,087	31,087
Loans held for sale	16,535	16,535	4,310	4,310
Loans	1,326,784	1,336,617	1,403,320	1,423,463
Accrued interest receivable	9,583	9,583	9,893	9,893

Financial liabilities:
Deposits	1,409,014	1,436,482	1,294,503	1,313,617
Federal Home Loan Bank advances and FRB borrowings	451,735	464,699	547,186	507,101
Accrued interest payable	3,643	3,643	3,796	3,796
     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
CASH, CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT — Due to their short-term nature, the carrying value of cash and short-term instruments approximate fair values.
SECURITIES AND FHLB STOCK — Fair values for securities available for sale and securities held to maturity are determined as discussed below. The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the FHLB.
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
     Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any such buyers exist, to determine the fair value of those instruments in accordance with the definition in SFAS 157. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.

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
     Effective January 1, 2008, the Company implemented SFAS 157, Fair Value Measurements, relating to its financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows and earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
     The following table presents the balances of the Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
(dollars in thousands)

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale	$98,586	$545	$58,798	$39,243
Derivative financial instruments	758	—	—	758

	$99,344	$545	$58,798	$40,001

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008
(dollars in thousands)

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance at December	Assets	Inputs	Inputs
	31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available for sale	$74,332	$559	$27,566	$46,207
Derivative financial instruments	425	—	—	425

	$74,757	$559	$27,566	$46,632

     Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating. Recurring Level 1 securities include

U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Recurring Level 2 securities include U.S. government agency securities, U.S. government sponsored agency fixed income securities, mortgage-backed securities, and municipal bonds. In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified within Level 3 of the valuation hierarchy. As a result of national and global credit market tightness and slowing economic growth, residential mortgage loan delinquency levels have continued to expand through the current reporting period, further causing the market for certain collateralized mortgage obligations to experience abnormal levels of inactivity. As a result, these securities are valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for these securities. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. Specifically, Level 3 fair values for non-agency issued collateralized mortgage obligations are measured using this pricing technique and, as of June 30, 2009, resulted in an increase to the fair value of these securities amounting to $5.2 million, compared to the fair value determined using independent matrix pricing models. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.
     At June 30, 2009, the Company performed OTTI testing on 100% of its available for sale non-agency collateralized mortgage obligations. As a result of this OTTI testing, the Company recorded OTTI charges to earnings on 12 of the securities totaling $1.0 million, representing the estimated credit loss, during the quarter ended June 30, 2009. For the six month period ended June 30, 2009, the Company recorded credit related OTTI charges to earnings on 16 of these securities, totaling $2.7 million. The estimated fair value, based on a combination of level 2 and level 3 inputs, including a market participant estimated discount rate, indicated a further non-credit related OTTI charge on these 16 securities of approximately $4.9 million at June 30, 2009, which was recorded in other comprehensive income. In spite of the Company’s intent and ability to hold these securities until they recover their cost basis, and despite investment structures that indicate a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the credit and non-credit loss impairments would be temporary. See Note 3 for further discussion of the OTTI testing process at June 30, 2009.
     Derivative Financial Instruments. Fair value measurements for the Company’s interest rate lock commitments written for residential mortgage loans that it intends to sell use significant assumptions that are unobservable, and accordingly, these derivatives are classified as Level 3.
     The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the the three and six months ended June 30, 2009 and 2008. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	For the Three Months Ended June 30,
	2009		2008
	Investment		Investment
	Securities	Derivative	Securities	Derivative
	Available	Financial	Available for	Financial
	for Sale	Instruments	Sale	Instruments
Assets
Balance at March 31, 2009	$42,554	$1,060	$—	$—
Total realized and unrealized gains	1,633	—	—	—
Purchases, sales, other settlements and issuances, net	(4,944)	(302)	—	88
Net transfers in and/or out of Level 3	—	—	—	—

Balance at June 30, 2009	$39,243	$758	$—	$88

Unrealized losses for Level 3 assets outstanding at June 30, 2009	$(2,382)	$—	$—	$—

	For the Six Months Ended June 30,
	2009		2008
	Investment		Investment
	Securities	Derivative	Securities	Derivative
	Available	Financial	Available for	Financial
	for Sale	Instruments	Sale	Instruments
Assets
Balance at December 31, 2008	$46,207	$425	$—	$—
Total realized and unrealized gains	236	—	—	—
Purchases, sales, other settlements and issuances, net	(7,200)	333	—	88
Net transfers in and/or out of Level 3	—	—	—	—

Balance at June 30, 2009	$39,243	$758	$—	$88

Unrealized losses for Level 3 assets outstanding at June 30, 2009	$(2,382)	$—	$—	$—

     The Company also has financial assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include other-than-temporarily impaired securities held to maturity, mortgage servicing rights, loans held for sale, impaired loans, and foreclosed and repossessed property. Effective January 1, 2009, the Company adopted FSP 157-2, Effective Date of SFAS 157, which requires application of the provisions of SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis. Non-financial assets include real estate owned and foreclosed and repossessed property.

     The following table presents the balances of the Company’s assets that were measured at fair value on a nonrecurring basis that have had a fair value adjustment since their initial recognition, as of June 30, 2009 and December 31, 2008.
Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2009
(dollars in thousands)

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage servicing rights	$6,838	$—	$—	$6,838
Impaired loans	55,239	—	36,171	19,068
Investment securities held to maturity	129,171	—	—	129,171
Other real estate and repossessed property	23,193	—	22,816	377

Total	$214,441	$—	$58,987	$155,454

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2008
(dollars in thousands)

		Quoted Prices in	Significant	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Mortgage servicing rights	$5,446	$—	$—	$5,446
Impaired loans	34,856	—	25,643	9,213
Investment securities held to maturity	49,960	—	—	49,960

Total	$90,262	$—	$25,643	$64,619

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
     Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, on occasion, a loan is considered impaired and an allowance for loan loss is established. A loan is considered impaired when it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

     Investment Securities Held to Maturity. The Company does not record investment securities held to maturity at fair value on a recurring basis. However, in accordance with evaluation for OTTI under SFAS 115, a held to maturity investment security may, on occasion, be considered other-than-temporarily impaired. When an OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If the Company intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. In accordance with SFAS 157, impaired securities held to maturity where a charge to current earnings is recognized based on the fair value of collateral require classification in the fair value hierarchy. As a result of national and global credit market tightness and slowing economic growth, residential mortgage loan delinquency levels have continued to expand through the current reporting period, further causing the market for certain collateralized mortgage obligations to experience abnormal levels of inactivity. Therefore, when certain securities held to maturity were measured at fair value as discussed below, the Company’s non-agency collateralized mortgage obligations classified as held to maturity are fair valued using a discount rate adjustment technique utilizing an imputed discount rate between current market interest rate spreads and market interest rate spreads at the approximate last date an active market existed for the these securities. Relevant inputs to the model include market spread data in consideration of credit characteristics, collateral type, credit rating and other relevant features. Where quoted prices are not available, fair values are measured using independent matrix pricing models, or other model-based valuation techniques such as the present value of future cash flows, requiring adjustments for factors such as prepayment speeds, liquidity risk, default rates, credit loss and the security’s credit rating. In instances where market action is inactive or inputs to the valuation are more opaque, securities are classified as nonrecurring Level 3 within the valuation hierarchy. Therefore, when management determines the fair value of an impaired held to maturity security through utilization of this type of model, the Company records the impaired security as nonrecurring Level 3.
     At June 30, 2009, the Company performed OTTI testing on 100% of its held to maturity non-agency collateralized mortgage obligations. As a result of this OTTI testing, the Company recorded an OTTI charge to earnings on 18 of the securities, totaling $4.3 million, representing the estimated credit loss, in the second quarter of 2009. For the six month period ended June 30, 2009, the Company recorded credit related OTTI charges to earnings on 21 of these securities, totaling $7.2 million. The estimated fair value, based on a combination of level 2 and level 3 inputs, including a market participant estimated discount rate, indicated a further loss on these 21 securities of approximately $36.6 million, which was recorded in other comprehensive income. In spite of the Company’s intent and ability to hold these securities until they recover their cost basis, and despite investment structures that indicate a substantial percentage of the underlying mortgage collateral should continue to perform in accordance with original terms, the Company determined that it could not reasonably contend that the credit and non-credit loss impairments would be temporary. See Note 3 for further discussion of the OTTI testing process at June 30, 2009.
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
     At June 30, 2009, stock options outstanding had a weighted average remaining contractual life of 5.4 years. The following table summarizes stock options outstanding segregated by exercise price range and summarizes aggregate intrinsic value at June 30, 2009:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices (1)	Outstanding	Life	Price	Exercisable	Price

$23.00 - $23.99	11,022	4.6 years	$23.90	11,022	$23.90
$19.00 - $19.99	64,728	5.1 years	19.92	64,728	19.92
$18.00 - $18.99	80,700	3.7 years	18.81	80,700	18.81
$13.00 - $13.99	3,000	8.7 years	13.95	—	—
$9.00 - $9.99	25,000	8.8 years	9.29	—	—
$7.00 - $7.99	5,000	8.9 years	7.52	—	—
$6.00 - $6.99	1,000	9.0 years	6.82	—	—

Total	190,450		$17.81	156,450	$19.63

(1)	All tranche exercise prices were above the closing price at June 30, 2009, the last business day of the quarter.
     On December 18, 2008, the Compensation Committee reviewed the Company’s Profit Plan, and considered the importance of that Profit Plan to the Company’s Capital Plan. Thereupon, the Committee resolved to issue, as long term incentive, restricted stock awards to key members of its senior management using annual earnings as the performance metric for forfeitures. The following Long Term Incentive Restricted Stock Awards were granted to the named executive officers (NEOs): Mr. Campbell (100,000 shares), Mr. Regan (30,000 shares), Mr. Armstrong (20,000 shares), Mr. Brandewie (30,000 shares), and Mr. Stafford (30,000 shares). Each NEO’s award will vest on March 7, 2012, and will vest earlier upon change in control of Company or upon termination of the NEO’s employment without just cause; but each award is subject to forfeiture, as follows:
•	Approximately one-third of the shares awarded (the “2009 Shares”) will be subject to forfeiture on March 14, 2010 in the event the Company’s Earnings Per Share (“EPS”) goal for calendar year 2009 as set forth in the Company’s Profit Plan (the “2009 Goal”) is not attained. To the extent the Company does not have EPS, all 2009 Shares will be forfeited. To the extent Company achieves EPS in the 2009 calendar year which is less than the 2009 Goal, the 2009 Shares forfeited for that year will be the 2009 Shares multiplied by a fraction, the numerator of which is the difference between (i) the 2009 Goal; and (ii) the EPS achieved by the Company for 2009, and the denominator of which is the 2009 Goal. Any of the 2009 Shares which are forfeited under this subparagraph would be added to the 2010 Shares, and the 2010 Shares would be increased thereby.
•	Approximately one-third of the shares awarded (the “2010 Shares”) will be subject to forfeiture on March 14, 2011 in the event the Company’s EPS goal for calendar year 2010 as set forth in the Company’s Profit Plan (the “2010 Goal”) is not attained. To the extent Company does not have EPS, all 2010 shares will be forfeited. To the extent Company achieves EPS in the 2010 calendar year which is less than the 2010 Goal, the 2010 Shares forfeited for that year will be the 2010 Shares multiplied by a fraction, the numerator of which is the difference between (i) the 2010 Goal; and (ii) the EPS achieved by the Company for 2010, and the denominator of which is the 2010 Goal. Any of the 2010 Shares which are forfeited under this subparagraph would be added to the 2011 Shares, and the 2011 Shares would be increased thereby.

•	Approximately one-third of the shares awarded (the “2011 Shares”) will be forfeited on March 7, 2012 if Company’s EPS for calendar year 2011 as set forth in the Company’s Profit Plan (the “2011 Goal”) is not attained. To the extent Company does not have EPS, all 2011 shares will be forfeited. To the extent Company achieves EPS in the 2011 calendar year which is less than the 2011 Goal, the 2011 Shares forfeited for that year will be the 2011 shares multiplied by a fraction, the numerator of which is the difference between (i) the 2011 Goal; and (ii) the EPS achieved by the Company for 2011, and the denominator of which is the 2011 Goal.
     At any time prior to the distribution of share certificates, the number of shares to be forfeited, or not to be forfeited, shall be recomputed to the extent necessary to reflect any restatement of EPS for the applicable year, only to the extent such impacts the shares awarded.
     During the three and six month periods ended June 30, 2009, the Company granted zero and 7,955 restricted stock awards, respectively, to certain officers of the Company, and no options to purchase shares of stock. During the three and six month periods ended June 30, 2008, the Company granted 5,000 and 5,000 restricted stock awards, respectively, and options to purchase 31,000 and 34,000 shares of stock, respectively, to certain officers of the Company. The restricted stock awards issued during the the period ended June 30, 2009, vest on February 1, 2012. Upon vesting, the restricted stock awards will be converted to shares of the Company’s stock on a one-to-one basis.
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
     The Company recognized compensation expense related to share-based awards of zero and $74,000 for the three and six month periods ended June 30, 2009, respectively, compared to $10,000 and $10,000 for the three and six month periods ended June 30, 2008, respectively.
     As of June 30, 2009, there was $786,000 of total unrecognized pre-tax compensation expense related to nonvested restricted stock awards outstanding. The weighted average term over which this expense will be recognized is 1.5 years assuming the previously discussed performance criteria are met.
     As of June 30, 2009, there was $91,000 of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted averge term over which this expense will be recognized is 1.8 years.
     Common shares issued upon exercise of stock options result in new shares issued by the Company from authorized but unissued shares.
     There were no stock options exercised during the three and six month periods ended June 30, 2009 and 2008.
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

     Earnings (loss) per common share have been computed based on the following (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(22,039)	$(4,092)	$(29,788)	$(2,493)

Average number of common shares outstanding used to calculate basic loss per common share	8,080,621	7,771,686	8,080,621	7,758,984
Effect of dilutive securities	—	—	—	—

Average number of common shares outstanding used to calculate diluted loss per common share	8,080,621	7,771,686	8,080,621	7,758,984

Number of antidilutive stock options and awards excluded from diluted loss per share computation	572,330	243,093	572,330	243,093

NOTE 10 — SUBSEQUENT EVENT
     By letter dated June 30, 2009, the Bancorp was informed by the Office of Thrift Supervision (the “OTS”) that it is considered to be in troubled condition pursuant to OTS regulations. The OTS has presented the Bancorp with a letter dated August 7, 2009 providing the Company the opportunity to cooperate by executing a Stipulation and Consent Agreement to enter into a form of a cease and desist order which is presently being reviewed by our board of directors.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     CRITICAL ACCOUNTING POLICIES. As of June 30, 2009, there have been no changes in the critical accounting policies as disclosed in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies are described in the Management’s Discussion and Analysis and financial sections of its 2008 Annual Report. Management believes its critical accounting policies relate to the Company’s valuation of securities, allowance for loan losses, valuation of mortgage servicing rights, other intangibles assets and accounting for income taxes.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008
     Summary. Total assets decreased $27.7 million, or 1.4%, to $1.933 billion at June 30, 2009, from $1.961 billion at December 31, 2008, as a result of a decrease of $76.5 million in net loans to $1.327 billion at June 30, 2009, from $1.403 billion at December 31, 2008. Total investment securities decreased by $27.3, million, or 8.4%, to $297.0 million at June 30, 2009, from $324.3 million at December 31, 2008. This decrease is due primarily to the combined result of credit and non-credit related OTTI charges to the Company’s non-agency CMO portfolio totaling $51.4 million, sale of $28.6 million of U.S. government agency securities, purchase of U.S. government sponsored agency debt securities totaling $76.4 million, proceeds from maturities and principal prepayments on securities totaling $23.9 million and $15.4 million in proceeds from the call of U.S. government agency debt securities. OTTI charges to the Company’s non-agency CMO portfolio are indicative of continued downgrades as applied by the major rating agencies since acquisition of these securities. Since acquisition of these securities and up to July 27, 2009, $11.1 million, or 4.4%, of the amortized cost, before OTTI charges realized through June 30, 2009, of the securities held to maturity portfolio, have been downgraded by the major rating agencies to levels still considered investment grade. In addition, the remaining $240.3 million, or 95.6%, of the amortized cost, before OTTI charges realized through June 30, 2009, of the securities held to maturity portfolio have been downgraded to sub-investment grade levels. Similar security types within the available for sale securities portfolio have also experienced major rating agency downgrades. Since acquisition date and up to July 27, 2009, $9.8 million, or 16.8%, of the amortized cost, before OTTI charges realized through June 30, 2009, of the available for sale securities portfolio have been downgraded to levels still considered investment grade, while the remaining $48.2 million, or 83.2%, has been downgraded to sub-investment grade levels. These downgrades have occurred as a result of the continued increase in delinquency levels impacting the residential real estate markets nationally and, more specifically as delinquency levels are impacting the underlying collateral of the specific securities receiving downgrades. The major rating agencies will continue to review these residential real estate collateralized investment securities and could possibly apply further downgrades to these and other investments within the Company’s investment portfolio. The Asset/Liability Committee will continue to review these investments and closely monitor their performance. Reference is made to Note 3 for additional information regarding the Company’s analysis and review for other-than-temporary impairment (“OTTI”) relating to these securities. This OTTI analysis will continue to be performed on a quarterly basis. Considering the above described downgrades and the sensitivity of the various assumptions used in the Company’s OTTI analysis model, there is an increased risk that the Company will experience additional OTTI charges in future periods related to its non-agency collateralized mortgage obligations.
     Net loans decreased during the period by 5.5%, or $76.5 million, to $1.327 billion from $1.403 billion at December 31, 2008. The decrease in loan balances was a result of the Company’s strategy to de-leverage its balance sheet growth along with the general slowdown in the overall economy. Most areas decreased slightly, with the largest decreases coming in the commercial loans and commercial real estate loan categories. Commercial loans decreased by 19.0%, or $42.3 million, to $179.7 million at June 30, 2009, from $221.9 million at December 31, 2008, while commercial real estate loans decreased by 2.2%, or $9.1 million, to $403.2 million at June 30, 2009, from $412.3 million at December 31, 2008. Further impacting the decrease to net loans was an increase in the allowance for loan losses of $8.8 million, to $35.3 million, at June 30, 2009, from $26.5 million at December 31, 2008. We expect lending activity to continue at reduced levels during 2009 as a result of the current rate environment and the general economic conditions in the State of Michigan, which are the worst seen in over 25 years.
     Total liabilities increased by 1.1%, or $20.5 million, to $1.873 billion at June 30, 2009, from $1.853 billion at December 31, 2008. This increase was primarily the result of an increase in total deposits of 8.8%, or $114.5 million, to $1.409 billion at June 30, 2009, from $1.295 billion at December 31, 2008. At the same time, the Company increased its short term borrowings at the Federal Reserve Bank to $100.0 milllion at June 30, 2009, from $50.0 million at December 31, 2008. Offsetting this increase was a decrease in FHLB advances of $145.6 million, or 29.3%, to $351.7 million at June 30, 2009, from $497.2 million at December 31, 2008, as the Company decreased its dependence on the wholesale funding sources, such as the FHLB.
Portfolio Loans and Asset Quality. Nonperforming loans totaled $96.4 million at June 30, 2009 compared to $90.7 million at December 31, 2008, an increase of 6.3%, or $5.7 million. This represents an increase to 7.1% of total loans at June 30, 2009 compared to 6.3% at December 31, 2008. As indicated by the table below, a $12.5 million increase in nonperforming real estate loans was partially offset by a $6.9 million decrease in nonperforming commercial loans. Other real estate increased by $1.3 million as a result of foreclosed loans. In the other real estate area, during the first half of 2009, management has noted increases in the number of property sales and increases in the numbers of offers on properties owned. While there can be no assurance this trend will continue, management believes this is a positive trend in the real estate markets. Of the $23.1 million in real estate and other assets owned, $5.6 million of the balance represents the sale of foreclosed properties which have been sold under terms of a special loan program generally requiring no down payment and, as a result, are being recognized under the installment method of accounting. As a result, as soon as the borrowers under this financing program repay principal in the amount of 5%, to a loan-to-value balance of 95%, these financing arrangements will be transferred into accruing loan status. Performing restructured loans increased during the period by $15.4 million to $21.1 million at June 30, 2009, primarily the result of the restructure of two commercial real estate loans. The loans are secured by commercial properties which recently lost their respective sole tenants. The borrower of the larger $11.2 million loan has sufficient indicated cash flow and the collateral has sufficient value to support the loan based upon a current appraisal. The borrower has not been late on payments but is experiencing cash flow difficulties due to current real estate conditions. The borrower on the smaller $6.4 million was restructured in order to allow additional time for the borrower to sell the property and/or obtain new tenant[s]. The overall increase in these nonperforming categories is overwhelmingly due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan in which the Company lends to.

     The following table sets forth information regarding nonperforming assets (in thousands):

	June 30,	December 31,
	2009	2008
Nonperforming loans:
Real estate	$80,675	$68,193
Commercial	15,136	22,016
Consumer	608	512

Total	96,419	90,721
Real estate and other assets owned	23,136	21,857

Total nonperforming assets	119,555	112,578
Performing restructured loans	21,105	5,719

Total nonperforming assets and performing restructured loans	$140,660	$118,297

Total nonperforming loans as a percentage of total loans	7.08%	6.35%
Total nonperforming assets and performing restructured loans as a percentage of total assets	7.29%	6.03%
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

	Three Months		Six Months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$29,683	$18,264	$26,473	$21,464
Provision for loan losses	12,946	12,250	21,004	13,381
Charge-offs	(8,040)	(10,448)	(13,151)	(14,897)
Recoveries	702	143	965	261

Balance, end of period	$35,291	$20,209	$35,291	$20,209

Allowance for loan losses to total loans			2.59%	1.33%
Allowance for loans losses to nonperforming loans			36.60%	32.29%
     Deposits. Deposits increased $114.5 million, or 8.8%, to $1.409 billion at June 30, 2009, from $1.295 billion at December 31, 2008. The increase in deposits came primarily in money market deposit and retail certificate of deposit account categories, increasing by $59.5 million and $43.3 million, respectively, representing increases of 65.9% and 9.4%, respectively, over December 31, 2008. Deposit growth continues to be positively affected by general adverse economic conditions experienced in the State of Michigan, compelling consumers to become more defensive by saving a greater percentage of their income, as well as spreading their deposit balances to multiple financial institutions to ensure their balances are insured by the Federal Deposit Insurance Corporation (“FDIC”). .
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
Summary. The Company experienced a net loss for the three months ended June 30, 2009 of $22.0 million compared to a net loss of $4.1 million during the same period in 2008. Net loss for the six months ended June 30,

2009 totaled $29.8 million compared to a net loss of $2.5 million during the same period in 2008. Diluted loss per share for the three and six month periods ended June 30, 2009, was $2.73 and $3.69, respectively, versus losses of $0.53 and $0.32, respectively, during the same periods in 2008. Annualized losses on average assets during the three and six month periods ended June 30, 2009, were 4.51% and 3.06%, respectively, compared with negative returns of 0.78% and 0.25%, respectively, during the same periods in 2008. Annualized losses on average equity during the three and six month periods ended June 30, 2009, were 103.66% and 62.52%, respectively, compared with negative returns of 9.78% and 2.95%, respectively, during the same periods in 2008.
     Decreased market values in Michigan’s real estate markets and the resulting impact on credit and asset quality have further resulted in lower earnings to the Company. In response to the negative impact on asset quality and underlying collateral values, the Company increased its allowance for loan losses as a percent of portfolio loans during the second quarter of 2009, from 2.13% at March 31, 2009, to 2.59% at June 30, 2009, resulting in a significant increase in the provision for loan losses for the quarter. During second quarter 2009, the Company provisioned $12.9 million for future loan losses while recording $7.3 million in net charge-offs against the allowance for loan losses account. For the six month period ended June 30, 2009, the Company provisioned $21.0 million for future loan losses while recording $12.2 million in net charge-offs against the allowance for loan losses account. In comparison, the Company provisioned $12.3 million and $13.4 million during the three and six month periods ended June 30, 2008, respectively, and recorded $10.3 million and $14.6 million in net charge-offs during the three and six month periods ended June 30, 2008, respectively. Relatedly, costs to repossess, maintain and incur property value write-downs on nonperforming loan collateral increased to $2.5 million during the second quarter of 2009, an increase of 146.4% over the $1.0 million incurred during the same period in 2008. During the six month period ended June 30, 2009, these costs increased to $4.0 million, an increase of 155.3% over the $1.6 million during the same period in 2008.
     In the second quarter of 2009, as noted in Note 3 to the financial statements, the Company recorded net losses on available for sale securities of $1.0 million and net losses on held to maturity securities of $4.3 million. Additionally, during the first six months of 2009, the Company recorded net losses on available for sale securities of $2.7 million and net losses on held to maturity securities of $7.2 million. These represent credit impairment losses resulting from the Company’s OTTI analyses performed as of the two calendar quarter end periods included in the period ended June 30, 2009. Net OTTI losses for the three and six month periods ended June 30, 2008 were zero.
     Partially offsetting the negative impact to earnings during the three month period ended June 30, 2009, as a result of the factors noted above, was an increase of $464,000 in income from mortgage banking activities and a decrease of $210,000 in total employee compensation expense. Mortgage banking activity has increased substantially as a result of new government programs to stimulate the economy and the mortgage markets, combined with a substantial decrease in mortgage interest rates.
     During the three and six month periods ended June 30, 2009, the Company recorded income tax expense of $3.2 million due entirely to an increase in its deferred tax valuation allowance resulting from management’s reassessment of its estimated future taxable income necessary to fully realize its recorded net deferred tax. Otherwise, no income tax benefit or expense would have been recognized for the three and six months ended June 30, 2009.
     In order to preserve capital and balance sheet strength during this difficult economic period, the Board of Directors voted on August 8, 2008, to temporarily suspend the quarterly common stock cash dividend. Temporary suspension of the $0.09 per share quarterly dividend will preserve approximately $740,000 of retained earnings quarterly. Management and the Board of Directors believe this action will provide added support in navigating through the current economic downturn, optimize shareholder value and result in better long term returns to its shareholders. In addition, by letter dated June 30, 2009 (the “OTS Letter”), the Bancorp was informed by the Office of Thrift Supervision (the “OTS”) that it is considered to be in troubled condition pursuant to OTS regulations. As a troubled savings and loan holding company, the Bancorp is subject to a number of additional requirements and restrictions, including a prohibition on paying dividends without the prior written approval of the OTS.
     The Bank’s ability to pay dividends and other capital distributions to the Bancorp is generally limited by the Michigan Banking Commissioner and FDIC. Additionally, the Michigan Banking Commissioner and the FDIC may prohibit the payment of dividends by the Bank to the Bancorp, which is otherwise permissible by regulation for safety and soundness reasons. Pursuant to the Memorandum of Understanding (the “MOU”) entered into with the the FDIC and the Michigan Office of Financial and Insurance Regulation (“Michigan OFIR”) in December 2008, the Bank is prohibited from declaring or paying dividends without prior written consent of the FDIC and the Michigan OFIR.

In addition, the Bank is considered “undercapitalized” for regulatory purposes. Pursuant to the FDIC’s prompt corrective action regulations applicable to undercapitalized institutions, the Bank is prohibited from paying dividends to the Bancorp.
     Net Interest Income. Net interest income, before provision for loan losses, for the six months ended June 30, 2009, totaled $26.6 million, a decrease of $539,000, or 2.0%, as compared to $27.1 million for the same period in the prior year. During the six months ended June 30, 2009, the net interest spread increased to 2.82% compared to 2.60% for the same period in 2008. Several factors contributed to the increase. First, the Company has increased the spread it uses to price new and renewed loans in its portfolio. Secondly, rates on deposits have decreased as market rates have decreased and certificates of deposit have matured and/or been re-written into lower rate certificates of deposit. Also during the first six months of 2009, the Bank called or had $216.5 million in FHLB borrowings mature at an average rate of 3.55% while it renewed only $71.0 million at an average rate of 0.56%. At the same time, it increased borrowings at the FRB by $50.0 million at a rate of 0.25%. These factors combined to increase the net interest margin to 2.93% for the six months ended June 30, 2009 from 2.90% for the same period one year earlier.

     The following tables presents an analysis of net interest margin for the three and six month periods ended June 30, 2009 and 2008 (in thousands).

	For the Three Months Ended June 30,
	2009			2008			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,398,309	$19,482	5.59%	$1,539,789	$23,633	6.16%	$(2,179)	$(1,972)	$(4,151)
Certificates of deposit	319	1	1.26%	319	4	5.03%	—	(3)	(3)
Investment securities (2)	305,938	6,775	8.88%	407,151	7,040	6.94%	(1,756)	1,491	(265)
FHLB Stock	31,087	172	2.22%	31,086	336	4.34%	0	(164)	(164)
Federal funds sold	42,150	5	0.05%	12,090	60	1.99%	150	(205)	(55)
Interest earning deposits	40,039	16	0.16%	136	1	2.95%	294	(279)	15

Total interest-earning assets	1,817,842	26,451	5.84%	1,990,571	31,074	6.26%	(3,491)	(1,132)	(4,623)

Noninterest-earning assets	140,330			111,374

Total assets	$1,958,172			$2,101,945

Liabilities
Deposits:
NOW	$213,815	235	0.44%	$84,615	38	0.18%	58	139	197
Money market	135,914	600	1.77%	243,897	1,227	2.02%	(545)	(82)	(627)
Savings	108,870	219	0.81%	129,048	372	1.16%	(59)	(94)	(153)
Certificates of deposit	838,752	8,160	3.90%	780,608	8,012	4.12%	599	(451)	148

Total interest bearing deposits	1,297,351	9,214	2.85%	1,238,168	9,649	3.13%	53	(488)	(435)
Federal funds purchased	—	—	—%	1,461	9	2.47%	(9)	0	(9)
FHLB advances	367,702	3,614	3.94%	585,171	6,683	4.58%	(2,490)	(579)	(3,069)
Federal Reserve borrowings	100,000	66	0.26%	—	—	—%	66	—	66

Total interest-bearing liabilities	1,765,053	12,894	2.93%	1,824,800	16,342	3.59%	(2,380)	(1,067)	(3,447)

Non-interest bearing deposits	72,812			96,891
Other noninterest-bearing liabilities	35,031			12,819

Total liabilities	1,872,896			1,934,510
Equity	85,276			167,435

Total liabilities and equity	$1,958,172			$2,101,945

Net interest-earning assets	$52,789			$165,771

Net interest income		$13,557			$14,732		$(1,111)	$(65)	$(1,176)

Interest rate spread (3)			2.91%			2.67%
Net interest margin as a percentage of interest-earning assets (4)			2.99%			1.49%
Ratio of interest-earning assets to interest-bearing liabilities			102.99%			109.08%

	For the Six Months Ended June 30,
	2009			2008			Change in Net Interest Income
			Average			Average
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Cost	Rate	Balance	Cost	Rate	Volume	Yield/Rate	Net
Assets

Loans (1)	$1,409,774	$39,515	5.65%	$1,535,652	$48,388	6.35%	$(1,998)	$(6,875)	$(8,873)
Certificates of deposit	319	8	5.06%	319	8	5.06%	—	—	—
Investment securities (2)	314,601	13,279	8.51%	306,465	10,963	7.21%	147	2,169	2,316
FHLB Stock	31,087	485	3.15%	28,427	599	4.25%	28	(142)	(114)
Federal funds sold	34,410	9	0.05%	13,727	171	2.51%	130	(292)	(162)
Interest earning deposits	39,417	38	0.19%	658	5	1.53%	148	(115)	33

Total interest-earning assets	1,829,608	53,334	5.88%	1,885,248	60,134	6.43%	(1,545)	(5,255)	(6,800)

Noninterest-earning assets	130,751			128,295

Total assets	$1,960,359			$2,013,543

Liabilities
Deposits:
NOW	$216,138	554	0.52%	$82,576	140	0.34%	114	300	414
Money market	116,410	1,083	1.88%	238,143	2,865	2.43%	(740)	(1,042)	(1,782)
Savings	107,607	479	0.90%	123,761	922	1.50%	(61)	(382)	(443)
Certificates of deposit	833,895	16,328	3.95%	750,000	16,528	4.44%	931	(1,131)	(200)

Total interest bearing deposits	1,274,050	18,444	2.92%	1,194,480	20,455	3.45%	245	(2,256)	(2,011)
Federal funds purchased	—	—	—%	3,003	61	4.10%	(31)	(30)	(61)
FHLB advances	406,873	8,153	4.04%	542,684	12,526	4.65%	(1,579)	(2,794)	(4,373)
Federal Reserve borrowings	82,344	183	0.45%	—	—	—%	183	—	183

Total interest-bearing liabilities	1,763,267	26,780	3.06%	1,740,167	33,041	3.83%	(1,182)	(5,080)	(6,262)

Non-interest bearing deposits	73,749			92,718
Other noninterest-bearing liabilities	27,259			11,550

Total liabilities	1,864,275			1,844,435
Equity	96,084			169,108

Total liabilities and equity	$1,960,359			$2,013,543

Net interest-earning assets	$66,341			$145,081

Net interest income		$26,554			$27,093		$(363)	$(175)	$(538)

Interest rate spread (3)			2.82%			2.60%
Net interest margin as a percentage of interest-earning assets (4)			2.93%			2.90%
Ratio of interest-earning assets to interest-bearing liabilities			103.76%			108.34%

(1)	Balances are net of deferred loan origination fees, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(2)	Securities available for sale are not on a tax equivalent basis.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Provision for Loan Losses. The provision for loan losses for the three and six month periods ended June 30, 2009 were $12.9 million and $21.0 million as compared to $12.3 million and $13.4 million for the same periods in the prior year, respectively. The provision for loan losses is thoroughly reviewed quarterly and is the result of management’s analysis of the loan loss allowance, current and forecasted economic conditions in the regional markets where we conduct business, and historical charge off rates in the overall loan portfolio. In order to accurately depict the actual loss inherent in a loan relationship, a determination is made by reviewing a non-performing loan for collateral sufficiency. This entails utilizing relevant appraisal values and discounting said values for market deterioration, time value of liquidation period, and liquidation costs. Standard discount factors are applied to maintain consistency and reflect current market and economic conditions. The resulting discounted values are reviewed, and adjusted if necessary, every six months. Those factors are 10% for liquidation expense (6% broker commission and 4% other) and a selling period of 2 years for builder direct (speculative) homes and 4 years for vacant land, discounted at current mortgage rates. These factors are consistent with our best estimates of current market conditions and are within acceptable regulatory parameters.
     The increases in the provision for loan losses during the three and six month periods ended June 30, 2009, were primarily a result of higher levels of nonperforming and watch list loans related to residential real estate and commercial and industrial loans. During the three month period ended June 30, 2009, the Company recorded loan charge-offs against the allowance for loan losses of $8.0 million, as compared to $10.4 million for the same period one year earlier. The charge-offs were a result of further deterioration in real estate values and economic conditions in the state of Michigan during second quarter 2009. Based upon our detailed analysis of the allowance for loan losses performed at June 30, 2009, the allowance for loan losses increased to 2.59% of total loans from 1.85% of total loans at December 31, 2008. As a result of the increase in nonperforming and watch list loans, supported by the increase in the allowance for loan losses, due to the aforementioned first half 2009 loan loss provisions taken, the allowance for loan losses as a percentage of nonperforming loans increased to 36.6% at June 30, 2009 from 29.2% at December 31, 2008. The allowance for loan loss analysis includes potential losses in the loan portfolio which could be realized depending on future changes in market conditions. Based on our analysis, we believe that the allowance for loan losses is sufficient to cover potential losses at June 30, 2009.
     For the purpose of reducing our concentration of risk, the Company has reduced and plans to continue to dramatically reduce overall investment in the construction and development portfolio. The Company has implemented a number of programs to help local mortgage customers stay in their homes and avoid foreclosure. The Company believes that as a community banking organization, its commitment to local customers and the community is integral to its long term success. For example, in some cases, customers were offered 40 year amortization periods or an opportunity to pay interest-only for up to three years. Qualified borrowers were also offered a deferral of payments for up to three months. In some cases, we have also offered the forebearance of interest on a portion of the principal in order to assist our customers that have been affected by the economic conditions in Michigan and who face the potential of losing their home without the assistance of the Company.
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
For the Period Ending
June 30, 2009

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
One-to four-family	$504,324	$36,892	$32,983
Commercial	403,197	3,532	10,646
Construction	135,531	4,867	33,670
Home equity lines of credit	68,810	954	3,376

Total real estate loans	1,111,862	46,245	80,675
Commercial loans	179,651	483	15,136
Consumer loans	71,225	2,354	608

Total loans	$1,362,738	$49,082	$96,419

For the Period Ending
December 31, 2008

		Delinquent
	Portfolio	Loans	Nonaccrual
	Balance	over 30 days	Loans
Real estate loans:
One-to four-family	$510,909	$28,922	$25,199
Commercial	412,271	3,076	8,986
Construction	138,389	6,970	30,147
Home equity lines of credit	67,778	1,335	3,509

Total real estate loans	1,129,347	40,303	67,841
Commercial loans	221,911	4,399	19,272
Consumer loans	78,331	3,726	512

Total loans	$1,429,589	$48,428	$87,625

Noninterest Income. Noninterest income for the three and six month periods ended June 30, 2009 were at negative $3.1 million and $3.8 million, respectively, compared to positive $3.2 million and $5.5 million, respectively, for the same periods in 2008, resulting in net decreases of $6.3 million and $9.2 million, respectively. The decrease for the six month period ended June 30, 2009, was primarily attributable to net security losses of $9.9 million due to credit losses resulting from the Company’s OTTI analysis. Further impacting the reduction in noninterest income for the six month period ended June 30, 2009, was a reduction in service charges and other fee income of $700,000, to $470,000, from $1.2 million during the same period in 2008. This second quarter reduction is primarily attributable to a decrease in NSF fees from the Company’s customer base. The Company is, on average, experiencing approximately 500 fewer overdrafts per month versus prior year even though the number of customer accounts is greater. This comes as a result of customers efforts to build cash reserves and a greater awareness of avoiding bank fees. These negative impacts were partially offset by an increase in mortgage banking income of 118.4%, or $2.0 million, to $3.7 million at June 30, 2009, from $1.7 million for the same period one year earlier. As a result of new government programs to stimulate the residential real estate mortgage market and the broader economy, combined with a substantial decrease in mortgage interest rates, first half 2009 mortgage banking activity has increased to levels surpassing all of 2008. Subject to the discontinuance of these programs or any significant increase in interest rates, management anticipates the trend of increased mortgage banking activity will continue in the near term.

Noninterest Expense. Noninterest expense for the three and six month periods ended June 30, 2009, increased 36.0% to $16.4 million and 21.3% to $28.4 million compared to $12.1 million and $23.4 million, respectively, for the same time periods in the prior year. The increase during the six month period ended June 30, 2009, was due largely to a $3.0 million increase in FDIC insurance premiums, $929,000 which was a result of an industry wide special assessment, $1.0 million a result of the Bank being placed in a higher risk category due to its current undercapitalized position, and the remainder a result of a general increase in the base rate assessment. Also impacting the increase in noninterest expense during the six month period was a $2.4 million increase in costs associated with the administration and liquidation of nonperforming assets, including property taxes, write-downs on foreclosed assets, insurance, legal costs and appraisals. These increases were partially offset by decreases in occupancy expenses of $201,000 due to lower depreciation and equipment service costs and 282,000 in compensation and employee benefits.
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
     The Company’s primary investing activities are the origination of loans and the purchase of securities. In the six months ended June 30, 2009, the Company realized a cash flow related decrease in loans of $44.1 million, purchased $76.4 million of securities, sold $28.6 million of securities and received $15.4 million due to call provisions being exercised on security positions held. Funding of the investment purchases made during the six months ended June 30, 2009, was achieved through a combination of decreased loans and increases in deposits. FHLB advances of $216.5 million were repaid while the Company borrowed $71.0 million for a net decrease of $145.5 million in FHLB borrowings. Offsetting these repayments were additional net borrowings of $50.0 million at the Federal Reserve and an increase in total deposits of $114.5 million.
     The Company’s most liquid assets are cash and short-term investments (cash equivalents). The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and short-term investments totaled $122.1 million and the fair value of securities classified as available for sale totaled $98.6 million.
     The Company originates fixed-rate mortgage loans conforming to Fannie Mae and Freddie Mac guidelines generally for sale in the secondary market. The proceeds of such sales provide funds for both additional lending and liquidity to meet current obligations. Proceeds from sales of fixed-rate mortgage loans were $279.6 million and $104.3 million for the six months ended June 30, 2009 and 2008, respectively.
     Financing activities consist primarily of activity in deposit accounts, public funds, FHLB advances and Federal Reserve borrowings. The Company experienced a net increase in total deposits of $114.5 million for the six months ended June 30, 2009, primarily made up of an increase in retail deposit balances. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company manages the pricing of its deposits to be competitive and to increase core deposit relationships, and occasionally offers promotional rates on certain deposit products in order to attract deposits. As indicated below, however, the bank’s regulatory capital classification at June 30, 2009 was “undercapitalized”. While the Bank continues to have a regulatory capital rating of “undercapitalized,” it is subject to certain restrictions with respect to its deposit taking activities, including prohibitions on accepting brokered deposits and employee benefit plan deposits, and a prohibition on paying an effective yield on deposits in excess of 75 basis points over local market yields for comparable size and maturity deposits.
     The Bank has the ability to borrow a total of approximately $532.3 million, $355.0 million from the FHLB and $177.3 million from the Federal Reserve Bank, of which $351.7 million and $100.0 million were outstanding at June 30, 2009, respectively. Pursuant to the OTS Letter, the Bancorp was deemed to be in troubled condition under OTS regulations. As such, the Bancorp is subject to a number of requirements and restrictions, including a prohibition on incurring new debt without the prior written approval of the OTS, which restriction could limit the ability of the Bancorp to timely access funds necessary to meet its liquidity needs. To date, the Bancorp has maintained minimal direct borrowings.
     At June 30, 2009, the Company had outstanding commitments to originate loans of $224.0 million, of which $84.6 million had fixed interest rates. The Company believes that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB and FRB borrowings. Management evaluates which funding source is less expensive to manage our interest rate risk depending on the funding need. Certificates of deposit that are scheduled to mature in one year or less as of June 30, 2009 totaled $315.8 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.
     The Bank is subject to regulatory capital requirements administered by the FDIC including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.
     At June 30, 2009, the Bank’s regulatory capital classification was “undercapitalized.” At that time, the Bank satisified the requirements for classification as “adequately capitalized” in each regulatory capital category except the total risk-based capital ratio, which was 6.87%. The following table indicates the Bank’s regulatory capital levels and ratios at June 30, 2009, and identifies the target capital levels and ratios needed for the Bank to be classified as “adequately capitalized” and “well capitalized” under federal risk-based capital guidelines:

			To Be			To Be
	Actual		“Adequately Capitalized”			“Well Capitalized”
		Ratio			Ratio			Ratio
	Amount	(Percent)	Amount		(Percent)	Amount		(Percent)

June 30, 2009
Total risk-based capital ratio:	$112,100	6.9%	$131,000	>	8.0%	$163,000	>	10.0%
Tier 1 risk-based capital ratio:	91,537	5.6%	66,000	>	4.0%	98,000	>	6.0%
Tier 1 leverage ratio:	91,537	4.7%	78,000	>	4.0%	98,000	>	5.0%
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
     The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital, and higher regulatory capital requirements may also be implemented if warranted by the particular risk profile of the individual institution. Pursuant to the MOU entered into with the the FDIC and the Michigan OFIR, the Board and management have undertaken to maintain higher imposed capital requirements. Under the MOU, the Bank has committed to maintain a minimum Tier 1 risk-based capital ratio of 8% and a minimum total risk-based capital ratio of 10%. The Bank did not meet these higher capital thresholds at June 30, 2009.
     The Company’s shareholders, at the annual stockholders meeting held May 22, 2009, adopted a resolution to increase the Company’s total number of authorized shares from 21,000,000 to 501,000,000, all of which increase is allocated to common shares. Under the approved resolution, authorized common shares have increased from 20,000,000 to 500,000,000, and the authorized number of preferred shares remained unchanged at 1,000,000. As a result of the shareholder approval, the Company has amended Paragraph A of Article Fourth of its Certificate of Incorporation to reflect the increase described above and filed the amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware.
     The Company is presently evaluating alternatives to raise the required additional capital necessary to achieve compliance with the Board Directive and the MOU and to return the Bank to a well capitalized position under applicable capital regulations. One of the alternatives under consideration involves an offering of common stock. The increase in authorized common shares provides that the Company has sufficient shares to undertake a potential common stock offering and to assure flexibility in the future. In addition to providing the shares necessary for a common stock offering, the Company may also use the additional shares in connection with certain merger and acquisition opportunities, the issuance of stock dividends or stock splits, and other corporate purposes. The Board of Directors has retained the services of an investment banking firm with extensive experience assisting U.S. financial services companies, in the Company’s review and evaluation of potential capital raising alternatives, merger transactions and other strategic alternatives.
     The Bancorp may utilize future dividend payments from its subsidiary Bank as an additional funding source. However, pursuant to the terms of the MOU, the Bank is currently prohibited from paying any dividends without the prior written consent of the FDIC and the Michigan OFIR. Federal law also affects the ability of a Michigan savings bank to pay dividends. The Bank is considered “undercapitalized” for regulatory purposes pursuant to the FDIC’s prompt corrective action regulations. The FDIC’s prompt corrective action regulations prohibit an insured depository institution from making capital distributions, including dividends, if the institution has a regulatory capital classification of “undercapitalized,” or if it would be undercapitalized after making the distribution. The FDIC may also prohibit the payment of dividends if it deems any such payment to constitute and unsafe and unsound banking practice. At June 30, 2009, the Bank had a regulatory capital classification of “undercapitalized.” As a result of being undercapitalized, the Bank is prohibited from paying dividends or making any other distributions. The Bank is also subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company under state law. Dividends may be paid out of a Michigan savings bank’s net income after deducting all bad debts. A Michigan savings bank may only pay dividends on its common stock if the savings bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Disclosure under this item is not required for smaller reporting companies.

Item 4.	Controls and Procedures.
     The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, and the remediation of the material weaknesses in the Company’s internal control over financial reporting that existed at December 31, 2008 and March 31, 2009, as described below, the officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in bringing to their attention on a timely basis, material information required to be included in the Company’s periodic filings under the Exchange Act.
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
     Subsequent to March 31, 2009, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company undertook certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2008. Specifically:
•	We established formal and consistent policies and procedures for the determination of potential OTTI associated with our non-agency CMOs, which require that key assumptions and methodologies be subject to a periodic, independent review; and
•	The process for the preparation of our periodic reports is overseen by our Chief Financial Officer. Appropriate and experienced resources have been dedicated to the external financial reporting process. Timothy G. Blazejewski, CPA, age 45, was appointed Chief Investment Officer for the Bank. In addition to his investment responsibilities, Mr. Blazejewski is responsible, subject to the direct supervision by the Chief Financial Officer, for the Company’s SEC reporting on Forms 10-K and 10-Q. In addition, Richard Miller, age 51, who joined the Company in 2008, was appointed Chief Accounting Officer for the Bank. As Chief Accounting Officer, Mr. Miller’s responsibilities include management of the Company’s accruals of revenue and expenses, management of treasury related activities and analysis of the Company’s liquidity as well as the reporting of the financial condition of the Bank to the FDIC through the Call Report.
     The implementation of these actions, combined with the positive results of testing these control enhancements as part of the quarter ended June 30, 2009 financial reporting process, management believes it has remediated the material weaknesses described above.
     Except as otherwise discussed herein, no additional significant change in the Company’s internal controls over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 1A.	Risk Factors.
     Investing in our common stock involves risks. Except insofar as modified by the risk factors described below, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Form 10-K. Investors are advised to carefully consider the risks and uncertainties described below, together with such other risk factors previously disclosed in the Company’s most recent Form 10-K. To the extent there is any conflict between risk factors described in our most recent Form 10-K and the risk factors described below, the risk factors described below should be given primacy. There are also additional risks and uncertainties that management may not be aware of or focused on or which management may currently deem immaterial, which may also negatively impact our results of operations and financial condition.
We are presently incurring losses and must raise additional capital.
     We lost $58.4 million during the year ended December 31, 2008 and $29.8 million during the six months ended June 30, 2009, and expect to continue to incur losses during the remainder of 2009. While we expect to be able to generate profits at some point in the future, there can be no assurance of when, or if, we will return to profitability. If we are ultimately unsuccessful, investors may lose part or all of the value of their investment in our common stock. Given our recent losses, asset quality issues, and overall financial condition, we must raise additional capital to provide the Bancorp sufficient capital resources and liquidity to meet our commitments and business needs. In addition, the Bank is party to an MOU that it entered into with the FDIC and the Michigan OFIR in December 2008, which requires, among other things, that the Bank maintain a minimum Tier 1 risk-based capital ratio of 8% and a minimum total risk-based capital ratio of 10%. At June 30, 2009, the Bank’s Tier 1 leverage ratio was 4.70%, its Tier 1 risk-based ratio was 5.61% and its total risk-based capital ratio was 6.87%. To be in compliance with the capital requirements of the MOU, the Bank would have needed approximately $65 million in additional Tier 1 equity capital as of June 30, 2009. We may not be able to raise the necessary capital on favorable terms, or at all. An inability to raise additional capital on acceptable terms could have a materially adverse effect on our business, financial condition and results of operations.
Our business is subject to credit risk and the impact of nonperforming loans
     We face the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could require additional increases in the allowance for loan losses. Additions to the allowance for loan losses would cause our net income to decline and could have a negative impact on our capital and financial position.
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
     We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of specific reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. Because current economic conditions could continue to deteriorate and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. At June 30, 2009 our allowance for loan losses was $35.3 million, or 2.59% of total loans and 36.6% of non-performing loans, an increase of $15.1 million over our allowance for loan losses of $20.2 million, or 1.33% of total loans and 32.3% of nonperforming loans as of June 30, 2008.
     A substantial portion of our loan portfolio is sensitive to real estate values, and declining real estate prices in our markets have resulted in increases in delinquencies and losses on certain segments of our portfolio. As of June 30, 2009, approximately $1.1 billion, or 81.6%, of our total loans were categorized as real estate loans. Although we do not engage in subprime lending, the related economic issues and the resulting disruption in the secondary market for residential mortgage loans and the reduction in the availability of mortgage credit have contributed to a decline in the real estate markets generally, and certain segments of our loan portfolio, particularly our lot loans, and construction and development loan portfolios, have suffered increases in delinquencies and losses. Although we have ceased extending lot loans and construction and development loans and are working actively to manage our remaining lot loans and construction and development loan portfolios, we may suffer further losses in this segment if market conditions continue to deteriorate and our efforts to limit losses through workouts of bad loans are unsuccessful. Taken together with the general economic downturn in our key markets, the effects of ongoing mortgage market turbulence, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further reductions in real estate values, which may adversely affect the value of collateral securing mortgage loans that we hold, mortgage loan originations, and profits on sale of mortgage loans. Continued declines in real estate values and home sales volumes and financial stress on borrowers resulting from job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers and their ability to repay loans from us. A sustained economic downturn could adversely affect other portions of our loan portfolio.
     At June 30, 2009, $179.6 million, or 13.2% of our total loans, were categorized as commercial loans. These loans are generally unsecured business lines of credit, equipment loans and other business related extensions of credit. These loans are subject to business risks associated with the specific risks associated with the borrower as well as the southeast Michigan economy. Repayment of these loans rely substantially on the profitability and cash flow capacity of the borrower. Consumer loans comprised of $71.2 million, or 5.2% of our total loans at June 30, 2009, are comprised principally of secured and unsecured personal loans such as vehicle loans and unsecured personal lines of credit. These loans are principally dependent upon the personal income of the borrower as the source of repayment. Risk of default and nonpayment of these loans rises substantially where there is a general downturn in the economy and borrowers lose their jobs.
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
     In addition to the risk of loss of principal associated with our loan portfolio, our profitability is adversely affected by non-performing loans. Non-performing loans include loans past due 90 days or more and non-accrual loans.
We have a substantial portfolio of non-agency collateralized mortgage obligations which are presently rated below investment grade and pose a risk of further charges to earnings.
     When investment securities that we own decline in value, we evaluate them to determine whether we believe impairment is other than temporary. For example, securities may decline in value if the issuer is experiencing difficulties that may jeopardize our ability to recover in a reasonable time the amount we invested. If we determine that a decline in security value is other than temporary, we are required to record a charge to earnings and, possibly other comprehensive income, in our financial statements during the period in which we made that determination.

Among the securities in our investment portfolio, our significant holdings of non-agency collateralized mortgage obligations (“CMOs”) are the most susceptible to impairment risk.
     At June 30, 2009, 40 non-agency CMOs comprising approximately $286.9 million (based on amortized cost before impairment charges), or 92.8%, of the total 45 non-agency CMOs held by us and comprising approximately $309.3 million (based on amortized cost before impairment charges) were rated below investment grade by at least one of the nationally-recognized rating agencies. Based on our impairment evaluations at March 31, 2009 and June 30, 2009, 37 of these non-agency CMO securities were determined to experience additional OTTI during the six months ended June 30, 2009. Unrealized losses on these securities totaled $51.4 million and estimated credit related losses totaled $9.9 million. Estimated credit losses were charged to current earnings during the six month period ended June 30, 2009, and the difference between total unrealized losses and estimated credit losses, or $41.5 million, was charged to other comprehensive income within the equity section of the balance sheet, net of deferred taxes of $14.1 million.
     If the current recessionary economic conditions continue or worsen or residential mortgage default rates increase, our non-agency CMO portfolio could experience additional OTTI charges to current earnings and other comprehensive income, which could adversely impact our results of operations.
Our primary market area is located in southeast Michigan, which is experiencing significant economic turmoil.
     Our deposit gathering and lending activities, as well as our other primary business operations, are principally concentrated in southeastern Michigan, within the counties of St. Clair, Sanilac, Huron, Lapeer, Macomb and Oakland. The concentration of our assets and operations in Michigan makes us extremely sensitive to changes in local economic, demographic, and regulatory conditions. Michigan currently has the highest unemployment rate in the United States, which is primarily the result of the distressed financial condition of the automotive industry, upon which much of our local economy has historically relied. As a result of the economic conditions in Michigan, real estate property values in our market areas have declined significantly over the last several years, which has caused substantial credit quality problems in our loan portfolio. Our level of non-performing loans increased over the last two and one half years from 1.67% of total loans at December 31, 2006 to 7.08% of total loans at June 30, 2009. A continuation of the distressed economic conditions in our primary markets will adversely affect our business, financial condition and results of operations.
The FDIC, the Michigan OFIR and the OTS have each taken regulatory action against us.
     The Bank is party to an MOU with the FDIC and the Michigan OFIR. The MOU requires, among other things, that we report regularly to the regulators about our operations, financial condition and efforts to mitigate risk. Pursuant to the MOU, the Bank has committed to maintain a minimum Tier 1 risk-based capital ratio of 8% and a minimum total risk-based capital ratio of 10%. The Bank is not currently in compliance with the capital requirements of the MOU. In addition, the MOU requires that we reduce our level of nonperforming assets, improve our credit administration, decrease our dependence on brokered certificates of deposits, monitor our liquidity position, and improve our internal accounting controls. While the MOU remains in effect, the Bank is prohibited from paying dividends without the prior written consent of the FDIC and the Michigan OFIR.
     At June 30, 2009, the Bank had a regulatory capital classification of “undercapitalized.” As a result of being undercapitalized, the Bank cannot pay dividends or make other distributions, and will pay higher insurance premiums to the FDIC, which will reduce earnings. FDIC Prompt Corrective Action regulations also require undercapitalized institutions to submit a capital restoration plan detailing the steps which will be taken to become “adequately capitalized,” restrict asset growth and limit certain expansion activities. While the Bank remains undercapitalized, it is prohibited from accepting brokered deposits and employee benefit plan deposits, and the effective yield on deposits solicited by the Bank cannot exceed 75 basis points over local market yields for comparable size and maturity deposits.
     On June 30, 2009, the Bancorp was informed by the OTS that it is considered to be in troubled condition pursuant to OTS regulations. As a troubled savings and loan Holding Company, the Bancorp is subject to a number of additional requirements and restrictions, including:

•	The requirement that it comply with certain prior notification requirements in connection with any changes in directors and senior executive officers;
•	The requirement that it provide the OTS with a written capital plan detailing steps to be taken to return its capital to a level that is commensurate with its risk profile;
•	The requirement that it provide the OTS with cash flow projections on a quarterly basis;
•	A prohibition on paying dividends and incurring new debt without the prior written approval of the OTS; and
•	A prohibition against making certain “golden parachute” and indemnification payments.
     The OTS has indicated that additional enforcement action against the Bancorp in the form of the issuance of a cease and desist order is appropriate pursuant to its regulatory and supervisory authority, and the OTS has presented the Bancorp with a letter providing the Company the opportunity to cooperate by executing a Stipulation and Consent Agreement to enter into a form of a cease and desist order which is presently being reviewed by our board of directors.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
          Liquidity is essential to our business. The Bank derives liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Because the Bank is “under capitalized” under applicable bank capital guidelines, FDIC regulations prohibit us from participating in the brokered certificate of deposit market without prior regulatory approval. In particular, we are currently unable to renew or replace $333.8 million of brokered certificates of deposit that we have issued. Due to our recent losses and our weakened capital position, the FHLB may require additional collateral to secure its credit, or may otherwise impose requirements that limit our ability to borrow, thereby reducing our available liquidity. In addition, as indicated in the OTS Letter, the Bancorp is prohibited from incurring, issuing, renewing, rolling over or increasing any debt without the prior written approval of the OTS, so long as it is considered by the OTS to be in troubled condition.
          If we are unable to continue to attract and retain core deposits, raise additional capital, or gain access to interbank or other liquidity sources, we may not have sufficient capital resources and liquidity to meet our commitments and business needs. As of June 30, 2009, we had $141.2 million of cash on-hand and readily marketable securities. While we believe our total liquidity position is adequate, there can be no assurance that we will be able to cover all of our liquidity needs in the future.
FDIC deposit insurance assessments will increase, possibly materially, in the future.
     Due to the impact on the FDIC insurance fund resulting from the recent increase in the bank failures, the FDIC raised its insurance premiums and levied special assessments on all financial institutions. In addition, the FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the deposit insurance fund. The FDIC places all financial institutions into one of four risk categories using a two-step process based first on the respective institution’s capital ratios and then on the CAMELS composite supervisory rating assigned to the institution by its primary federal regulator in connection with its periodic regulatory examinations. The Bank has been undercapitalized since December 31, 2008 under regulatory guidelines. Due to the undercapitalized status of the Bank and other factors indicating higher risk, the FDIC charges the Bank a higher premium for deposit insurance. Our FDIC insurance premium costs were $3.6 million for the first six months of 2009, an increase of 547% over the same period during 2008. Presently, we anticipate our FDIC insurance related costs to increase to $6.2 million in 2009 from $1.3 million in 2008 and $202,000 in 2007. The combination of the general increase in FDIC insurance rates, special FDIC insurance assessments and higher FDIC insurance rates resulting from the classification of the Bank in a higher risk category will have an adverse impact on our results of operations. At this time, we are unable to predict the impact in future periods in the event the economic crisis continues or the Bank continues to be deemed undercapitalized.
Proposed financial regulatory reform could impact our business.
     The Obama Administration recently announced its Financial Regulatory Reform Proposal. The proposal includes sweeping regulations designed to reduce systemic risk to the economy from the financial service sector, as well as new governmental mechanisms for resolving failing large financial firms. The proposal would substantially increase the authority of the Federal Reserve to supervise and regulate financial firms, concentrate governmental regulation of national financial charters in a single regulatory agency, and establish the Consumer Financial Protection Agency, a single federal agency charged with the responsibility of protecting consumers against fraud and abusive financial practices. As a part of this proposal, the OTS would be eliminated and we would be subject to regulation by the Federal Reserve. This change may result in additional regulation of our business, including the application of consolidated minimum capital ratio requirements that the Bancorp is not presently subject to as an OTS regulated holding company. While it is impossible to predict the final form of any legislative regulatory reform package adopted by Congress, or the effect of such legislation on our business, such changes may likely result in increased regulation of our business and could impose higher administrative costs on us.
There may be future sales or other dilutions of our equity that affect your ownership level.
     We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, our stockholders bear the risk of any future stock issuances reducing the market price of our common stock and diluting their stock holdings in us. The exercise of any options granted to directors, executive officers and other employees under our stock compensation plans, the issuance of shares of common stock in acquisitions and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock, and the existence of options, or shares of our common stock reserved for issuance as restricted shares of our common stock, may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities. In addition, future issuances of shares of our common stock will be dilutive, on an ownership basis, to existing stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.
We are currently prohibited from dividends on our common stock.
     Pursuant to the terms of the OTS Letter, the Bancorp is prohibited from paying dividends or other capital distribution to our stockholders without the prior written approval of the OTS. Under the present circumstances, we do not believe that it is likely that the OTS will permit us to make any dividend payments. Our board of directors voted in August 2008 to suspend cash dividend payments to our common stockholders in order to preserve capital. While the Bancorp intends to pay dividends in the future, there are no assurances when, or if, it will pay dividends to its stockholders.
The Bank’s ability to pay dividends is subject to regulatory restrictions which, to the extent we require such dividends in the future, may affect our ability to pay our obligations and dividends to stockholders.
     The Bancorp is a separate legal entity from the Bank and our other subsidiaries, and it does not have significant operations of its own to support the payment of dividends. Consequently, the Bancorp generally depends on dividends from the Bank to pay both its operating expenses and dividends to stockholders. Due to regulatory restrictions, this source of funds is not currently available to us. Pursuant to the terms of the MOU, the Bank may not pay dividends without the prior written consent of the FDIC and the Michigan OFIR. Under the present circumstances, we do not believe that it is likely that the FDIC or the Michigan OFIR will permit the payment of any dividends from the Bank to the Bancorp. In addition, the FDIC will not permit any capital distribution, including cash dividend payments, while a financial institution is undercapitalized under Federal Prompt Corrective Action guidelines. At June 30, 2009, the Bank had a regulatory capital classification of “undercapitalized” and is consequently prohibited from paying dividends to the Bancorp or making other capital distributions.
     Additionally, the Bank is subject to restrictions and limitations in the amount and timing of the dividends it may pay to us. Dividends may be paid out of a Michigan savings bank’s net income after deducting all bad debts. A Michigan savings bank may only pay dividends on its common stock if the savings bank has surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus.
     As a result of the Bank’s inability to pay dividends to us, we may not have sufficient funds to satisfy our obligations as they become due or to pay dividends on our common stock. The continued inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.
Our internal control over financial reporting was determined to be ineffective.
     We regularly review and update our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system will be met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
     As of December 31, 2008, an evaluation of the effectiveness of our internal control over financial reporting was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2008 because of the presence of two material weaknesses. First, management used input assumptions when conducting the impairment testing of our non-agency CMOs which resulted in an amount materially less than the charge eventually recorded in the consolidated financial statements. Second, there was a lapse in certain processes and controls associated with the financial reporting close process, including those involving our goodwill impairment testing analyses, as well as our preparation process per our SEC periodic reports.
     Based on the identification of the material weaknesses in the Company’s internal control over financial reporting described above, management also concluded that the Company’s disclosure controls and procedures were not effective as of either December 31, 2008 or March 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Subsequent to March 31, 2009, the Company undertook certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2008, including:
•	We established formal and consistent policies and procedures for the determination of potential OTTI associated with our non-agency CMOs, which require that key assumptions and methodologies be subject to a periodic, independent review; and
•	The process for the preparation of our periodic reports is overseen by our Chief Financial Officer. Appropriate and experienced resources have been dedicated to the external financial reporting process. Timothy G. Blazejewski, CPA, age 45, was appointed Chief Investment Officer for the Bank. In addition to his investment responsibilities, Mr. Blazejewski is responsible, subject to the direct supervision by the Chief Financial Officer, for the Company’s SEC reporting on Forms 10-K and 10-Q. In addition, Richard Miller, age 51, who joined the Company in 2008, was appointed Chief Accounting Officer for the Bank. As Chief Accounting Officer, Mr. Miller’s responsibilities include management of the Company’s accruals of revenue and expenses, management of treasury related activities and analysis of the Company’s liquidity as well as the reporting of the financial condition of the Bank to the FDIC through the Call Report.
          The implementation of these actions, combined with the positive results of testing these control enhancements as part of the quarter ended June 30, 2009 financial reporting process, management believes it has remediated the material weaknesses described above. Despite these steps, however, we may experience material weaknesses in the future, which, if not remediated, may render us unable to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material. Further, there is no assurance that our auditors will determine that the identified material weaknesses have been remedied. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.
If we fail to meet the continued listing requirements of the NASDAQ Global Select Market, our common stock could be delisted.
     Our common stock is listed on the NASDAQ Global Select Market. As a NASDAQ Global Select Market listed company, we are required to comply with the continued listing requirements of the NASDAQ Market Place Rules to maintain our listing status. Among these continued listing requirements is the requirement that our common stock maintain a minimum closing bid price of at least a $1.00 per share. Since January 2009, our common stock has generally traded below the minimum closing bid price requirement under the NASDAQ Market Place Rules. If the closing bid price for our common stock falls below $1.00 for 30 consecutive trading days, NASDAQ will deliver a deficiency letter to us for failing to meet this continued listing requirement and require compliance with this requirement within 180 days after the deficiency unless another extension is permitted under the NASDAQ Market Place Rules. If we are unable to regain compliance with NASDAQ continued listing requirements our common stock will be delisted.
     Delisting from the NASDAQ Global Select Market could reduce the ability of investors to purchase or sell our common stock as quickly and as inexpensively as they have done historically and could subject transactions in our securities to the penny stock rules. Furthermore, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market or exchange may result in a material decline in the market price of our common stock due to a decrease in liquidity and reduced interest by institutions and individuals in investing in our securities. Delisting could also make it more difficult for us to raise capital in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities by the Issuer
     On March 28, 2002, the Company entered into our Executive Stock Ownership Plan Agreement with Marshall J. Campbell, our Chief Executive Officer, pursuant to which Mr. Campbell is entitled to receive deferred compensation units convertible into the common stock of the Bancorp. Under this Agreement, as subsequently amended and restated, each vested deferred compensation unit is convertible into one share of Bancorp common stock upon Mr. Campbell’s death, retirement, termination of employment, or if the Agreement is terminated by our board of directors on or after the date on which Mr. Campbell’s deferred compensation units become vested, which is January 31, 2012 (or earlier upon Mr. Campbell’s death, disability or certain changes of control). Pursuant to that Agreement, 1,253 deferred compensation units, valued at $1,691, were issued to Mr. Campbell for the six-month period ended June 30, 2009. These transactions were not registered, but were made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The terms of the Agreement are complex and the above is only a summary. The full text of the Agreement was previously filed as an exhibit with the Securities and Exchange Commission and should be consulted for full information.
     The Company entered into deferred fee agreements with certain of our directors at various times during 2001 and 2002. Effective on April 21, 2003, these deferred fee agreements were reduced to, and incorporated into, the Citizens First Group Directors’ Deferred Fee Plan (the “Directors’ Plan”). Pursuant to these arrangements, directors may elect to defer fees payable to them by the Company, which fees are in turn used to purchase deferred compensation stock units. A director has the right to change or revoke his or her deferral election, but such revocation becomes effective at the beginning of our subsequent calendar year. One current director has not made a deferral election to date. Upon a director’s termination of service with the board, each stock unit is to be settled on a one-for-one basis in shares of our common stock. Pursuant to these arrangements, 165,266 deferred compensation stock units were issued to participating directors during the six-month period ended June 30, 2009 for the aggregate consideration of approximately $142,800. All transactions were effected on the last business day of each calendar quarter. The stock units issued pursuant to these arrangements have not been registered under the Securities Act of

1933 in reliance upon the exemption provided by Section 4(2) thereof. The full text of the Directors’ Plan was previously filed as an exhibit with the Securities and Exchange Commission and should be consulted for full information.
Repurchases of Equity Securities by the Issuer
     On October 29, 2007, the Company announced a share repurchase program authorizing the repurchase of shares of the Company’s outstanding common stock. All share repurchases under the Company’s share repurchase program are transacted in the open market and are within the scope of Rule 10b-18, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. The program allows management to repurchase up to 411,198 shares of the Company’s common stock, of which zero shares were repurchased during the three and six month periods ended June 30, 2009. The repurchased shares are reserved for reissuance in connection with future employee benefit plans and other general corporate purposes.
     The following table summarizes the Company’s share repurchase activity for the three months ended June 30, 2009.

				Maximum
			Total Number	Number of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the Plans
Period	Purchased	per Share	Programs	or Programs
4/1/2009 to 4/30/2009	—	—	—	218,098
5/1/2008 to 5/31/09	—	—	—	218,098
6/1/2009 to 6/30/2009	—	—	—	218,098
Total	—	—	—	218,098

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Shareholders of the Company was held on May 22, 2009. The results of the votes were as follows:
1.	The following individuals were elected as directors for a three (3) year term:

	VOTES FOR	VOTES WITHHELD
Marshall J. Campbell	7,212,639	383,373

Bethany A. Belanger	7,227,639	368,373
     Directors Walid Demashkieh, M.D. and Janice U. Whipple, J.D. continue their terms until the 2010 Annual Meeting.
     Directors Daniel L. DeGrow, Ronald W. Cooley and Daniel G. Lockwood continue their terms until the 2011 Annual Meeting.

2.	The approval of the proposed amendment to the Company’s Certificate of Incorporation increasing the total number of authorized shares of common stock from 20,000,000 to 500,000,000:

FOR	AGAINST	ABSTAIN
5,622,815	1,966,215	6,982
3.	The approval of the proposal to grant authority to adjourn the Annual Meeting of Shareholders, if necessary, to solicit additional proxies in the event there are not sufficient votes at the time of the Annual Meeting to adopt the proposed amendment to the Company’s Certificate of Incorporation increasing the total number of authorized shares of common stock from 20,000,000 to 500,000,000:

FOR	AGAINST	ABSTAIN
5,705,927	1,874,919	15,166
4.	The ratification of the appointment of BDO Seidman, LLP as independent auditors of Citizens First Bancorp, Inc. for the fiscal year ended December 31, 2009:

FOR	AGAINST	ABSTAIN
7,191,112	278,858	126,042

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc.

3.2	Bylaws of Citizens First Bancorp, Inc.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST BANCORP, INC.
Dated: August 14, 2009	By:	/s/ Marshall J. Campbell
Marshall J. Campbell
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2009	By:	/s/ Timothy D. Regan
Timothy D. Regan
Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Citizens First Bancorp, Inc.

3.2	Bylaws of Citizens First Bancorp, Inc.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002